Form 10-Q
period 2016-03-31
MGM Growth Properties LLC
filed 2016-06-03
CIK 1656936

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-37733

MGM Growth Properties LLC

(Exact name of registrant as specified in its charter)

Delaware	47-5513237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6385 S. Rainbow Blvd., Suite 500, Las Vegas, Nevada

(Address of principal executive offices)

(702) 669-1480

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 3, 2016
Class A shares Class B share	57,500,000 shares 1 share

MGM GROWTH PROPERTIES LLC

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM GROWTH PROPERTIES LLC

BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash	$5	$—

Total assets	$5	$—

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Payable to MGM Resorts International	$5	$—

Total liabilities	5	—

Commitments and contingencies (Note 5)
Shareholder’s equity:
Class A shares, 100 shares authorized, 100 shares issued and outstanding	—	—

Total shareholder’s equity	—	—

Total liabilities and shareholder’s equity	$5	$—

The accompanying condensed notes are an integral part of these balance sheets.

MGM GROWTH PROPERTIES LLC

CONDENSED NOTES TO UNAUDITED BALANCE SHEETS

NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP”) is a newly formed limited liability company that was organized in Delaware on October 23, 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership that was formed on January 6, 2016. MGP intends to make an election on its federal income tax return for its taxable year ending December 31, 2016 to be treated as a real estate investment trust (“REIT”).

MGP submitted a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to an initial public offering of its Class A shares. Prior to the completion of MGP’s initial public offering, MGP was a subsidiary of MGM Resorts International (“MGM”). Upon completion of its initial public offering, MGM owned MGP’s outstanding Class B share, representing a majority of the voting power of MGP’s shares. As a result, MGP continued to be controlled by MGM through its majority voting rights, and continued to be a subsidiary of MGM, following the initial public offering. A wholly owned subsidiary of MGP is the general partner and has operating control over the Operating Partnership following the initial public offering. As a result, MGP consolidates the Operating Partnership following the initial public offering.

Following the initial public offering, MGP is a publicly traded, controlled REIT primarily engaged in the real property business, which consists of owning, acquiring, and leasing large scale destination entertainment and leisure resorts including casino gaming, hotel, convention, dining, entertainment, and retail offerings, through its investment in the Operating Partnership. The Operating Partnership’s portfolio initially consists of the real estate assets of Mandalay Bay, The Mirage, Luxor, Excalibur, New York-New York, Monte Carlo, and The Park, all based in Las Vegas, Nevada, as well as MGM Grand Detroit, based in Detroit, Michigan, and Gold Strike Tunica and Beau Rivage, both of which are located in Mississippi (collectively, the “Properties”). A subsidiary of the Operating Partnership leases all of the Properties back to a wholly owned subsidiary of MGM under a master lease agreement (the “Master Lease”).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying balance sheets are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Statements of operations, cash flows and shareholder’s equity are not presented as there has been no material activity from the date of inception through March 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the accompanying balance sheets (consisting of only normal recurring adjustments) have been included.

MGP generally is not subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes at least 90% of its taxable income to shareholders and maintains its intended qualification as a REIT.

Reportable segment. The Properties are similar in that they consist of large scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail, held by the Operating Partnership, have similar economic characteristics, and are governed under a single Master Lease. As such, the Properties have been aggregated into one reportable segment.

Offering and issuance costs. In connection with MGP’s initial public offering and the Operating Partnership’s debt issuance, MGM incurred legal, accounting, and related costs. Such costs directly attributable to the initial public offering and the debt issuance were recorded as a reduction of the equity proceeds or offset against the carrying amount of the debt, respectively. MGM incurred costs of approximately $10 million, which will be reimbursed by MGP following the completion of the initial public offering on April 25, 2016 (the “Closing Date”).

Concentrations of credit risk. Following the initial public offering, all of the Properties have been leased to a wholly owned subsidiary of MGM, and substantially all of MGP’s revenues are derived from the Master Lease. MGM is a publicly traded company and is subject to the filing requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Management does not believe there are any other significant concentrations of credit risk.

Geographical risk. The majority of the Properties are located in Las Vegas, Nevada. Accordingly, future negative trends in local economic activity or natural disasters in this area might have a more significant effect on MGP than a more geographically diversified entity and could have an adverse impact of its financial condition and operating results.

Recently issued accounting standards. In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the assessment of whether a limited partnership is a variable interest entity, the effect that fees paid to a decision maker have on the consolidation conclusion, and, for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. MGP adopted ASU 2015-02 effective January 1, 2016, and the adoption of this standard did not impact MGP’s results of operations, cash flows, or financial position.

In April 2015, the FASB issued Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The amortization of such costs will continue to be reported as interest expense. In addition, in accordance with FASB Accounting Standard Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraph Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which will be adopted concurrently with ASU 2015-03, MGP will present the debt issuance costs associated with MGP’s revolving credit facilities as either other assets or a direct deduction from the carrying value of any associated debt liability included within MGP’s financial statements and continue amortizing those deferred costs over the term of the related facilities. ASU 2015-03 requires the new guidance to be applied on a retrospective basis. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. MGP adopted ASU 2015-02 effective January 1, 2016, and the adoption of this standard did not impact MGP’s results of operations, cash flows, or financial position.

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”) to the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry- specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. MGP is currently in the process of determining the method of adoption and assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which replaces the existing guidance in FASB Accounting Standard Codification Topic 840, Leases. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. MGP is currently in the process of determining the method of adoption and assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. MGP is currently in the process of determining the method of adoption and assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

NOTE 3 — SHAREHOLDER’S EQUITY

MGP was initially capitalized with the issuance of 100 Class A shares, initially owned by MGM, and one Class B share, owned by MGM, which holds no economic rights. MGP was subsequently capitalized in connection with its initial public offering, as described further in Note 6. MGP’s Class B shareholder is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares. If the holder of the Class B share and its controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%, the Class B share is no longer entitled to any voting rights. To the extent that the Class B share is entitled to majority voting power pursuant to MGP’s operating agreement, MGM may only transfer the Class B share (other than transfers to us and MGM’s controlled affiliates) if and to the extent that such transfer is approved by special approval by an independent conflicts committee, not to be unreasonably withheld. When determining whether to grant such approval, the conflicts committee must take into account the interests of MGP’s Class A shareholders and MGP ahead of the interests of the holder of the Class B share.

NOTE 4 — INCOME TAXES

MGP will elect to be taxed as a REIT as defined under Section 856(a) of the Internal Revenue Code, commencing with its taxable year ending December 31, 2016. To qualify as a REIT, MGP must meet certain organizational, income, asset, and distribution tests. Accordingly, MGP will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution, and share ownership tests. MGP currently intends to comply with these requirements and maintain REIT status. However, MGP may still be subject to federal excise tax, as well as certain state and local income and franchise taxes.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, from time to time, MGP expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which MGP believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition, or results of operations, liquidity, or cash flows.

NOTE 6 — SUBSEQUENT EVENTS

On the Closing Date, MGP completed the initial public offering of 57,500,000 of its Class A shares representing limited liability company interests (inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares) at an initial offering price of $21.00 per share. MGP used the proceeds from its initial public offering to purchase approximately 26.7% of the operating partnership units in the Operating Partnership and pay expenses, including reimbursement to MGM of approximately $10 million in expenses attributable to the debt issuance and initial public offering. In connection with the initial public offering, MGM, MGP and the Operating Partnership entered into a series of transactions and executed several agreements that, among other things, set forth the terms and conditions of the initial public offering and provide a framework for MGP’s and the Operating Partnership’s relationship with MGM.

Subsequent to the initial public offering, MGM owned approximately 73.3% of the operating partnership units of the Operating Partnership. The ownership units of the Operating Partnership are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share, at the option of MGP. MGM’s ownership of operating partnership units in the Operating Partnership will be recognized as non-controlling interests in MGP’s financial statements.

Pursuant to the master contribution agreement (the “MCA”) by and between MGM, MGP and the Operating Partnership, MGM contributed the Properties to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership in exchange for operating partnership units in the Operating Partnership on the Closing Date.

Pursuant to the Master Lease entered into on the Closing Date by and between a subsidiary of MGM (the “Tenant”) and a subsidiary of the Operating Partnership (the “Landlord”), the Tenant has leased the Properties from the Landlord. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The Master Lease provides that any extension of its term must apply to all of the real estate under the Master Lease at the time of the extension. The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent and percentage rent. Additionally, the Master Lease provides MGP with a right of first offer with respect to MGM’s development properties located in National Harbor, Maryland and Springfield, Massachusetts (the “ROFO Properties”), which MGP may exercise should MGM elect to sell these properties in the future.

The annual rent payments due under the Master Lease are initially $550 million. Rent under the Master Lease consists of a “base rent” component and a “percentage rent” component. For the first year, the base rent represents 90% of the initial total rent payments due under the Master Lease, or $495 million, and the percentage rent represents 10% of the initial total rent payments due under the Master Lease, or $55 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at MGM’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, from the leased properties subject to the Master Lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at MGM’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).

Pursuant to a corporate services agreement entered into on the Closing Date (the “Corporate Services Agreement”), MGM provides MGP and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services, and various other support services (the “Corporate Services”). MGM will be reimbursed for all costs it incurs directly related to providing the services thereunder.

The following debt financing transactions were entered into on the Closing Date in connection with the closing of the initial public offering:

Bridge Facilities. MGM borrowed $4.0 billion under certain bridge facilities (the “Bridge Facilities”), which were subsequently assumed by the Operating Partnership pursuant to the MCA. The Operating Partnership repaid the Bridge Facilities with a combination of proceeds from its financing transactions described below and the proceeds from the initial public offering.

MGP Operating Partnership Credit Agreement. The Operating Partnership entered into a credit agreement, comprising a $300 million senior secured term loan A facility (the “Term Loan A Facility”), a $1.85 billion senior secured term loan B facility (the “Term Loan B Facility” and, together with the Term Loan A Facility, the “Term Loan Facilities”), and a $600 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility and Term Loan A Facility will initially bear interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate will be determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 2.25% to 2.75%. The Term Loan B Facility will bear interest at LIBOR plus 3.25% with a LIBOR floor of 0.75%. The Term Loan B Facility was issued at 99.75% to initial lenders. The Revolving Credit Facility and the Term Loan A Facility will mature in 2021 and the Term Loan B Facility will mature in 2023. As of June 3, 2016, no amounts have been drawn on the Revolving Credit Facility.

The credit agreement contains customary covenants that, among other things, limit the ability of the Operating Partnership and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to the Operating Partnership or any restricted subsidiary. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP. The Revolving Credit Facility and Term Loan A Facility also require the Operating Partnership to maintain a maximum secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio, all of which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term.

The credit agreement also provides for customary events of default, including, without limitation, (i) payment defaults, (ii) inaccuracies of representations and warranties, (iii) covenant defaults, (iv) cross-defaults to certain other indebtedness in excess of specified amounts, (v) certain events of bankruptcy and insolvency, (vi) judgment defaults in excess of specified amounts, (vii) actual or asserted invalidity or impairment of any loan documentation, (viii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral, (ix) ERISA defaults, (x) termination of the Master Lease and (xi) change of control. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the Term Loan A Facility and 1.0% of the initial aggregate principal amount of the Term Loan B Facility to be payable each year. The Revolving Credit Facility and the Term Loan Facilities are both guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, and secured by a first priority lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on its real estate, subject to customary exclusions.

MGP Operating Partnership Senior Notes. On April 20, 2016, a wholly owned subsidiary of the Operating Partnership issued $1.05 billion in aggregate principal amount of 5.625% senior notes due 2024 (the “Senior Notes”) and on the Closing Date, the Operating Partnership entered into a supplemental indenture through which it assumed the obligations under the Senior Notes from such subsidiary (which merged into the Operating Partnership on the Closing Date). The Senior Notes will mature on May 1, 2024. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2016. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by all of the Operating Partnership’s subsidiaries that guarantee the Operating Partnership’s credit facilities. The Operating Partnership may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes plus, to the extent the Operating Partnership is redeeming Senior Notes prior to the date that is three months prior to their maturity date, an applicable make whole premium, plus, in each case, accrued and unpaid interest.

The indenture governing the Senior Notes contains customary covenants that limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase operating partnership units, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of debt, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indenture governing the Senior Notes, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

2016 MGP Omnibus Incentive Plan. Effective as of April 19, 2016, MGP adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan will continue in effect until the expiration of its ten-year term. The 2016 Plan allows for the grant of share options, share appreciation rights, restricted shares, restricted share units, performance shares, performance share units and other share-based awards to eligible individuals. The 2016 Plan is designed to advance the interests of MGP and its shareholders by providing key management employees, non-employee directors and other eligible participants of MGP and its affiliates with innovative financial incentives, through share- and performance-based awards.

Borgata Transaction

On May 31, 2016, MGM announced that it has entered into a definitive agreement to acquire Boyd Gaming Corporation’s ownership interest in Borgata Hotel Casino and Spa (“Borgata”). Further, MGM, MGP, the Operating Partnership, the Landlord and the Tenant entered into a master transaction agreement (the “Master Transaction Agreement”), which provides for, among other things (subject to and following the acquisition by MGM of Boyd Gaming Corporation’s interest in Borgata), the transfer of the real estate assets related to the Borgata located at Renaissance Pointe in Atlantic City, New Jersey from a subsidiary of MGM to the Landlord. A subsidiary of MGM will operate Borgata.

Upon the terms and subject to the conditions set forth in the Master Transaction Agreement, MGP will purchase from MGM all of the real estate assets for total consideration of $1.175 billion, which will consist of the assumption by the Landlord of certain indebtedness from a subsidiary of MGM (such amount, to be determined by MGM prior to the closing of the acquisition, between $525 million and the greater of (i) $570 million and (ii) an amount that would result in the Pro Forma Total Net Leverage Ratio (as defined in the Master Transaction Agreement) not exceeding 5.5x) with the remainder paid in Operating Partnership units based on a price per unit of $23.03 (the closing price of MGP’s Class A shares on the trading day prior to announcement). The transaction is expected to close in the third quarter of 2016, subject to regulatory approvals and other customary closing conditions (including the acquisition by MGM of Boyd Gaming Corporation’s interest in Borgata).

The real estate assets will be leased by the Landlord to the Tenant via an amendment to the existing Master Lease. Following the consummation of the transaction, the initial rent under the Master Lease will be increased by $100 million, $90 million of which relates to the base rent for the initial term and the remaining $10 million relates to the percentage rent. As a result of the foregoing, following the closing of the acquisition, the base rent under the Master Lease will be $585 million for the initial term and the percentage rent will be $65 million.

Events subsequent to March 31, 2016 were evaluated through June 3, 2016, the date these Unaudited Balance Sheets were available to be issued, and no further events were identified requiring further disclosure in these Unaudited Balance Sheets.

PROPCO

BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Property and equipment, net	$7,852,529	$7,793,639

Total assets	$7,852,529	$7,793,639

LIABILITIES AND NET PARENT COMPANY EQUITY
Liabilities:
Deferred income taxes, net	$1,749,374	$1,734,680

Total liabilities	1,749,374	1,734,680
Commitments and contingencies (Note 5)
Net Parent company equity:
Net Parent investment	6,103,155	6,058,959

Total net Parent company equity	6,103,155	6,058,959

Total liabilities and net Parent company equity	$7,852,529	$7,793,639

The accompanying condensed notes are an integral part of these financial statements.

PROPCO

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating expenses
Depreciation	$51,476	$45,427
Property transactions, net	874	—
Property taxes	13,236	12,562
Property insurance	2,384	2,764

Loss before income taxes	(67,970)	(60,753)
Provision for income taxes	—	—

Net loss	(67,970)	(60,753)

Comprehensive loss	$(67,970)	$(60,753)

The accompanying condensed notes are an integral part of these financial statements.

PROPCO

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(67,970)	$(60,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	51,476	45,427
Property transactions, net	874	—

Net cash used in operating activities	(15,620)	(15,326)
Cash flows from investing activities
Capital expenditures for property and equipment	(111,241)	(11,165)

Net cash used in investing activities	(111,241)	(11,165)
Cash flows from financing activities
Net cash transfers from Parent	126,861	26,491

Net cash provided by financing activities	126,861	26,491
Cash and cash equivalents
Net change for the period	—	—
Balance, beginning of period	—	—

Balance, end of period	$—	$—

Supplemental non-cash financing disclosure
Allocation of tax attributes (to) from Parent	$(14,695)	$4,443

The accompanying condensed notes are an integral part of these financial statements.

PROPCO

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND FORMATION

MGM Resorts International (“MGM”) (the “Parent”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, owns and operates casino resorts. MGM has engaged in a series of transactions in which subsidiaries of MGM transferred the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, and Beau Rivage (collectively, the “Properties”) to a newly formed property company subsidiary that is controlled by MGM Growth Properties LLC (“MGP”), a newly formed, publicly traded real estate investment trust (“REIT”). The Properties were contributed pursuant to a master contribution agreement (the “MCA”). The Properties are combined in these financial statements (the “Propco”). In connection with the transactions described above (the “Formation Transactions”), each MGM subsidiary contributing property initially transferred such real estate to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to MGM Growth Properties Operating Partnership LP (the “Operating Partnership”) in exchange for operating partnership units. All of the proceeds from MGP’s initial public offering were used to purchase operating partnership units in the Operating Partnership. Following the Formation Transactions, a wholly owned subsidiary of MGP became the general partner of the Operating Partnership, and operates and controls all of its business affairs.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The financial statements of the Propco comprise the Properties owned by MGP pursuant to the Formation Transactions described above. Prior to the initial public offering and the use of the proceeds from such offering, MGM retained control of the Propco throughout the Formation Transactions, which have been accounted for as transactions occurring between entities under common control. The Formation Transactions resulted in a change in reporting entity requiring retrospective combination of the entities’ financial statements. These financial statements reflect the historical financial position, results of operations, Parent company equity, and cash flows of the Propco for the periods presented. The historical financial statements reflect the amounts that have been carved out of MGM’s consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and reflect estimates and allocations made by MGM to depict the Propco on a stand-alone basis. As a result, the financial statements included herein may not necessarily be indicative of the Propco’s financial position, results of operations, or cash flows had the Propco operated as a stand-alone entity during the periods presented, nor are they indicative of what the Propco’s results of operations, financial position, or cash flows may be in the future. In the opinion of management, all adjustments necessary for a fair presentation of the accompanying financial statements (consisting of only normal recurring adjustments) have been included.

The accompanying balance sheets include only certain assets and liabilities directly related to MGM that were transferred pursuant to the MCA, which was executed between the Propco and MGM on April 25, 2016 (the “Closing Date”). MGM retained all assets and liabilities that are not real property of the Properties. Accordingly, the assets and liabilities retained by MGM have been excluded from the balance sheets.

The accompanying statements of operations include all costs directly attributable to owning the real estate assets and liabilities transferred. The statements of operations exclude all other costs that are not directly related to the Properties.

The Propco classifies transactions related to long-lived assets, such as normal losses on the disposition of assets, within “Property transactions, net” in the accompanying statements of operations.

All significant transactions between MGM and the Propco are included within “Net Parent investment” in the accompanying financial statements. Transactions among the Properties have been eliminated in the presentation of the financial statements.

Use of estimates. The Propco has made a number of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities in the financial statements of the Propco. Estimates are required in order to prepare the financial statements in conformity with U.S. GAAP. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, determining the useful lives of real estate properties, evaluating the impairment of long-lived assets, and the allocation of income taxes. The Propco has based these estimates, judgments, and assumptions on historical experience and various other factors that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Property and equipment. Land is recorded at cost and buildings are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing assets.

Property and equipment are depreciated on a straight-line basis over the following estimated useful lives:

Buildings and building improvements	20 to 40 years
Land improvements	10 to 20 years
Fixtures and equipment	3 to 20 years

Impairment of long-lived assets. In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements, and equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. If such circumstances arise, the Propco uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques. There were no impairment charges related to long-lived assets recognized during the three-month periods ended March 31, 2016 and 2015.

Geographical risk. The majority of the Propco’s assets are located in Las Vegas, Nevada. Accordingly, future negative trends in local economic activity or natural disasters in this area might have a more significant effect on the Propco than a more geographically diversified entity and could have an adverse impact on its financial condition and operating results.

Income taxes. Income taxes are presented on a separate return basis, even though the operating results of the Propco are included in the consolidated or unitary income tax returns of MGM. Income taxes in the accompanying financial statements are presented as if the Propco were held in a separate corporation that filed separate income tax returns.

The Propco accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Propco determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Propco recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Propco considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Propco determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Propco would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Uncertain tax positions are recorded in accordance with Accounting Standards Codification Topic 740, Income Taxes, on the basis of a two-step process in which (1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Propco recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Recently issued accounting standards. In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 amends the assessment of whether a limited partnership is a variable interest entity, the effect that fees paid to a decision-maker have on the consolidation analysis, how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion, and, for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Propco adopted ASU 2015-02 effective January 1, 2016, and the adoption of this standard did not impact the Propco’s results of operations, cash flows, or financial position.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consists of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Land	$4,107,945	$4,107,953
Buildings, building improvements and land improvements	5,968,244	5,857,232

	10,076,189	9,965,185
Less: Accumulated depreciation	(2,223,660)	(2,171,546)

	$7,852,529	$7,793,639

Depreciation expense related to property and equipment was $51.5 million and $45.4 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 4 — INCOME TAXES

Taxable losses generated by the Propco have been included in the consolidated or unitary income tax returns of MGM. Income taxes in the accompanying financial statements are presented as if the Propco were held in a separate corporation that filed separate income tax returns. MGM believes the assumptions underlying its allocation of income taxes to the Propco on a separate return basis are reasonable. However, the amounts allocated for income taxes in the accompanying financial statements are not necessarily indicative of the actual amount of income taxes that would have been recorded had the Propco been a separate stand-alone entity.

The provision for income taxes attributable to the loss before income taxes is as follows:

Three Months Ended
March 31,
	2016	2015
(in thousands)
Federal:
Current	$—	$—
Deferred	—	—

Provision for federal income taxes	$—	$—

State:
Current	$—	$—
Deferred	—	—

Provision for state income taxes	$—	$—

The Propco has no provision for income taxes as it has a full valuation allowance on its losses.

A reconciliation of the federal income tax statutory rate and the Propco’s effective tax rate is as follows:

	Three Months Ended
	March 31,
	2016	2015
Federal income tax statutory rate	35%	35%
Federal valuation allowance(1)	(35)	(35)

Effective tax rate	—%	—%

(1)	Management assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use the existing deferred tax assets. Due to significant historical losses, a full valuation allowance of $23.8 million and $21.3 million has been recorded on deferred tax assets attributable to losses incurred in the three months ended March 31, 2016 and 2015, respectively. The Propco intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance.

The major tax-effected components of the Propco’s net deferred tax liability were as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Deferred tax liability—federal and state:
Property and equipment	$1,749,374	$1,734,680

Total deferred tax liability	$1,749,374	$1,734,680

The net operating losses generated by the Propco have been utilized by MGM and are not available to reduce future taxable income of the Propco. Therefore, the deferred tax assets presented above do not include the net operating losses generated by the Propco as it will not obtain a future economic benefit for these amounts.

The Propco has adopted the accounting policy that interest and penalties will be classified as a component of income tax expense. No interest or penalties were recorded for the three-month periods ended March 31, 2016 or 2015.

The operating results of the Properties comprising the Propco are included in the consolidated federal income tax return of which MGM is the Parent. As of March 31, 2016, MGM and its subsidiaries are no longer subject to examination of their U.S. federal income tax returns filed for years ended prior to 2011.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, tax assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred with respect to these items are expensed as incurred. There were no loss contingencies as of March 31, 2016.

NOTE 6 — RELATED-PARTY TRANSACTIONS AND PARENT COMPANY EQUITY

Prior to the Closing Date, the Operating Partnership and MGP entered into a corporate services agreement that covers financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services.

Allocation of expenses. The financial statements include the allocation of property insurance costs incurred and paid by MGM. MGM has an annual master property insurance program for which a total premium is allocated to each property. The allocation is based on total location value as well as the specific item insured (building, personal property, and business interruption). Finally, the allocated amounts are adjusted by specific risk factors such as loss expectation and geographical location. Property insurance expenses were allocated to the Propco for all the Properties being transferred. The expense allocations have been determined on a basis that both the Propco and MGM consider to be a reasonable reflection of the benefit received by the Propco during the periods presented. The allocations may not, however, reflect the expense the Propco would have incurred as a stand-alone entity for the periods presented. Actual costs that may have been incurred if the Propco had been a stand-alone entity would depend on a number of factors, including, but not limited to, the chosen insurance coverage.

Parent company equity. It is not meaningful to show member’s capital or retained earnings for the Propco. The net assets are represented by the cumulative investment of MGM which is shown as net Parent investment, and comprises member’s capital and retained earnings of the companies within the Propco.

Net transfers from Parent are included within net Parent investment on the statements of Parent company equity.

The following table presents the Propco’s changes in Parent company equity for the three months ended March 31, 2016:

Net Parent Company Equity
(in thousands)
Balance at December 31, 2015	$6,058,959
Net loss	(67,970)
Net transfers from Parent	112,166

Balance at March 31, 2016	$6,103,155

NOTE 7 — SUBSEQUENT EVENTS

On the Closing Date, MGM completed the Formation Transactions in which subsidiaries of MGM transferred the real estate assets comprising the Propco to newly formed property company subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership in exchange for partnership units pursuant to the MCA.

Events subsequent to March 31, 2016 were evaluated through June 3, 2016, the date these Unaudited Financial Statements were available to be issued, and no further events were identified requiring further disclosure in these Unaudited Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition of the Propco (Predecessor) prior to, and MGP immediately following, the Formation Transactions and MGP’s initial public offering. Prior to its initial public offering, MGP had no operations. Additionally, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical financial results of the entities owned by MGP at the completion of the Formation Transactions and its initial public offering. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed below and elsewhere in this Quarterly Report on Form 10-Q. See also “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview

We are a new limited liability company that was formed in Delaware on October 23, 2015. We conduct our operations through our Operating Partnership, a Delaware limited partnership formed by MGM on January 6, 2016. We refer to our business, including MGP and the Operating Partnership, as “we,” “our,” or “us.” We will make an election on our U.S. federal income tax return for our taxable year ending December 31, 2016 to be treated as a REIT.

Following the completion of our initial public offering, we became a publicly traded, controlled REIT primarily engaged in owning, acquiring and leasing large-scale casino resort properties, which include casino gaming, hotel, convention, dining, entertainment, retail and mixed-use facilities, and other resort amenities. MGM continued to hold a controlling interest in us following the completion of our initial public offering through its ownership of our single Class B share. In addition, MGM continues to hold a majority economic interest in the Operating Partnership through its direct and indirect ownership of operating partnership units. One of our subsidiaries is the sole general partner of the Operating Partnership.

We generate all of our revenues by leasing the real estate assets of the Properties through the Landlord, a wholly owned subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM, in a “triple-net” lease arrangement, which requires the Tenant to pay substantially all costs associated with each Property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Additionally, the Master Lease provides us with a right of first offer with respect to the ROFO Properties in the event that MGM elects to sell them. The annual rent payments due under the Master Lease will initially be $550 million. The Master Lease is guaranteed by MGM.

Our portfolio currently consists of nine premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas. The Properties are leased by the Landlord, a subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM. In addition, on May 31, 2016, we announced we entered into the Master Transaction Agreement, which provides for, among other things, the transfer of the real estate assets related to the Borgata located at Renaissance Pointe in Atlantic City, New Jersey (the “Borgata Property”) from a subsidiary of MGM to the Landlord, a subsidiary of us. A subsidiary of MGM will operate Borgata. Upon the terms and subject to the conditions set forth in the Master Transaction Agreement, we will purchase from MGM all of the Borgata Property for total consideration of $1.175 billion, which will consist of the assumption by the Landlord of certain indebtedness from a subsidiary of MGM (such amount, to be determined by MGM prior to the closing of the acquisition, between $525 million and the greater of (i) $570 million and (ii) an amount that would result in the Pro Forma Total Net Leverage Ratio (as defined in the Master Transaction Agreement) not exceeding 5.5x) with the remainder paid in Operating Partnership units based on a price per unit of $23.03 (the closing price of our Class A shares on the trading day prior to announcement). The transaction is expected to close in the third quarter of 2016, subject to regulatory approvals and other customary closing conditions (including the acquisition by MGM of Boyd Gaming Corporation’s interest in Borgata).

The Borgata Property will be leased by the Landlord to the Tenant via an amendment to the existing Master Lease. Following the consummation of the transaction, the initial rent under the Master Lease will be increased by $100 million, $90 million of which relates to the base rent for the initial term and the remaining $10 million relates to the percentage rent. As a result of the foregoing, following the closing of the acquisition, the base rent under the Master Lease will be $585 million for the initial term and the percentage rent will be $65 million.

Results of Operations

Revenues

Following our initial public offering and our acquisition of the Operating Partnership Units, our earnings are entirely the result of the rental revenue from the Master Lease through rent payments from the Tenant.

Rent under the Master Lease consists of the base rent and the percentage rent. For the first year, the base rent represents 90% of the initial total rent payments due under the Master Lease, or $495 million, and the percentage rent represents 10% of the initial total rent payments due under the Master Lease, or $55 million. The annual rent payments due under the Master Lease will initially be $550 million.

Base Rent

The base rent is a base annual amount for the duration of the lease equal to $495 million during the first year of the Master Lease and includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the Operating Subtenants of the Properties collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at MGM’s option, reimbursed cost revenue. Base rent and percentage rent that is known at the lease commencement date will be recorded on a straight-line basis over the initial ten-year non-cancelable lease term and all four five-year renewal terms under the Master Lease, as such renewal terms have been determined to be reasonably assured.

Percentage Rent

The percentage rent is a variable percentage rent which consists of a fixed annual amount for approximately the first six years of our Master Lease and then adjusted every five years thereafter based on the average actual annual net revenues of our Tenant, and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease at such time during the trailing five-calendar-year period (calculated by multiplying the average annual net revenues (excluding net revenue attributable to certain scheduled subleases and, at MGM’s option, reimbursed cost revenue) for the trailing five-calendar-year period by 1.4%).

Under the Master Lease, the Tenant is required to maintain the premises in reasonably good order and repair. The Master Lease requires the Tenant to spend an aggregate amount of at least 1% of actual adjusted net revenues from the Properties per calendar year on capital expenditures.

Expenses

We incur general and administrative expenses for items such as compensation costs, professional services, legal expenses, property operating expenses, office costs and other costs associated with development activities. To the extent requested by us, MGM provides us with the Corporate Services pursuant to the Corporate Services Agreement and the Operating Partnership reimburses MGM for all costs MGM incurs directly related to providing the Corporate Services.

As a public company, we incur incremental costs to support our business, including management personnel, legal expenses, finance, and human resources as well as certain costs associated with becoming a public company. In particular, we estimate that our general and administrative costs, including costs of being a public company and costs incurred under the Corporate Services Agreement, will result in general and administrative expenses of $10 million to $15 million per year. Pursuant to the terms of the partnership agreement of the Operating Partnership, the Operating Partnership is required to pay for or reimburse us for these expenses (and generally for any expenses we incur relating to the operation of, or for the benefit of, the Operating Partnership or MGP). Any such reimbursements are taken into account by our wholly owned subsidiary, the general partner, before causing the Operating Partnership to make any distributions to holders of operating partnership units and do not affect our pro rata entitlement, as a holder of operating partnership units, to distributions from the Operating Partnership.

Expenditures necessary to maintain our Properties in reasonably good order and repair are paid or reimbursed by the Tenant pursuant to the Master Lease with respect to the Properties. Other operating expenses such as property taxes and insurance are also paid or reimbursed by the Tenant.

We incur depreciation expense related to the buildings and building improvements included in the Properties. Depreciation expense will be determined based on the useful lives of the Properties. Any undepreciated basis in the buildings and building improvements included in the Properties is expensed at the time of their disposal.

We incur interest expense and other debt-related charges related to the indebtedness of our Operating Partnership. We will incur interest expense from our Operating Partnership’s borrowing obligations plus the amortization of our Operating Partnership’s debt issuance costs related to our Operating Partnership’s indebtedness. Following the Formation Transactions, our Operating Partnership had $3.2 billion principal amount in outstanding borrowings.

Discussion of Propco (Predecessor) Historical Results of Operations

Overview

The following comparative discussion of results of operations reflects the results of operations of the Properties owned by us at the completion of the Formation Transactions and our initial public offering and should be read in conjunction with the historical financial statements of the Propco (Predecessor), including the notes thereto.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Prior to our initial public offering, our Predecessor had no historical operations other than the ownership of real property. As a result, for the three months ended March 31, 2016 and 2015, our Predecessor generated no revenues.

Expenses

Total expenses for the three months ended March 31, 2016 increased by 12% to $68.0 million, compared to $60.8 million for the three months ended March 31, 2015. This increase was primarily due to the factors discussed below.

Depreciation. Depreciation expense for the three months ended March 31, 2016 was $51.5 million compared to $45.4 million for the year ended March 31, 2015. This increase was primarily due to depreciation recognized on assets capitalized during the year as well as accelerated depreciation recognized on assets disposed of during the year.

Property transactions, net. Property transactions, net for the three months ended March 31, 2016 were $0.9 million compared to $0 for the three months ended March 31, 2015. This increase was due to normal losses on the disposition of assets recognized during the year.

Property taxes. Property tax expense for the three months ended March 31, 2016 was $13.2 million compared to $12.6 million for the three months ended March 31, 2015. This increase was due to higher property tax assessments.

Property insurance. Property insurance expense for the three months ended March 31, 2016 was $2.4 million compared to $2.8 million for the three months ended March 31, 2015. This decrease was due to a decline in insurance premiums.

Liquidity and Capital Resources

Since formation, we have been dependent on MGM for all sources of capital and financial funding, and remained so until the closing of our initial public offering. We used the proceeds from the initial public offering to purchase operating partnership units from the Operating Partnership, representing appropriately 26.7% of the economic interest in the Operating Partnership, and the general partnership interest. The Operating Partnership used the proceeds to repay a portion of the indebtedness assumed by it from MGM and certain of its subsidiaries in connection with the Formation Transactions and to pay fees and expenses related to our initial public offering and the Formation Transactions.

In addition, in connection with the Formation Transactions and our initial public offering, the Operating Partnership incurred $3.2 billion principal amount of new indebtedness in the form of the Term Loan Facilities and the Senior Notes, and entered into the Revolving Credit Facility, which was undrawn on the Closing Date. The proceeds of such new indebtedness were used to refinance a portion of the Bridge Facilities assumed by the Operating Partnership from MGM and certain of its subsidiaries in connection with the Formation Transactions. Proceeds from the Revolving Credit Facility drawn after the Closing Date are expected to be used from time to time for general corporate purposes. The proceeds received by the Operating Partnership in connection with our purchase of operating partnership units were used to refinance the remaining debt under the Bridge Facilities.

The Revolving Credit Facility and the Term Loan A Facility will mature in 2021 and the Term Loan B Facility will mature in 2023. The agreements governing the Revolving Credit Facility and the Term Loan Facilities contain customary covenants that, among other things limit the ability of the Operating Partnership and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur, assume or suffer to exist any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make distributions, loans or transfers of assets to the Operating Partnership or any restricted subsidiary. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. The Revolving Credit Facility and the Term Loan A Facility require the Operating Partnership to comply with certain financial covenants, which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term.

The Revolving Credit Facility and the Term Loan Facilities also provide for customary events of default, including, without limitation, (i) payment defaults, (ii) inaccuracies of representations and warranties, (iii) covenant defaults, (iv) cross-defaults to certain other indebtedness in excess of specified amounts, (v) certain events of bankruptcy and insolvency, (vi) judgment defaults in excess of specified amounts, (vii) actual or asserted invalidity or impairment of any loan documentation, (viii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral, (ix) ERISA defaults, (x) termination of the Master Lease and (xi) change of control. The Term Loan Facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the Term Loan A Facility and 1.0% of the initial aggregate principal amount of the Term Loan B Facility to be payable each year. The Revolving Credit Facility and the Term Loan Facilities are both guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly-owned material domestic restricted subsidiaries, and secured by a first lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on the Properties, subject to customary exclusions. We have $600 million of available borrowing capacity under the Revolving Credit Facility (excluding letters of credit) following the completion of the Formation Transactions and our initial public offering.

The Senior Notes are guaranteed by all of our direct and indirect wholly-owned material domestic subsidiaries that guarantee the credit agreement. The Senior Notes will mature in 2024. The Senior Notes are unsecured and otherwise rank equally in right of payment with our future senior indebtedness. The Senior Notes are effectively subordinated to our existing and future secured obligations, including our Revolving Credit Facility and the Term Loan Facilities, to the extent of the value of the assets securing such obligations. The indenture governing the Senior Notes contains certain customary affirmative and negative covenants and events of default. The occurrence of an event of default under the indenture governing the Senior Notes could cause a cross-default that could result in the acceleration of other indebtedness, including all outstanding borrowings under the Revolving Credit Facility and the Term Loan Facilities. We offered and sold the Senior Notes in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The Senior Notes are not being offered hereby, were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In addition, as discussed above, we intend to assume certain indebtedness from a subsidiary of MGM in connection with our acquisition of the Borgata Property (such amount, to be determined by MGM prior to the closing of the acquisition, between $525 million and the greater of (i) $570 million and (ii) an amount that would result in the Pro Forma Total Net Leverage Ratio (as defined in the Master Transaction Agreement)).

Capital Expenditures

We may agree, at MGM’s request, to fund the cost of certain capital improvements on arms-length terms and conditions, which may include an agreed upon increase in rent under the Master Lease. Otherwise, except as described below in connection with a deconsolidation event, capital expenditures for the Properties leased under the Master Lease are the responsibility of the Tenant. The Master Lease requires the Tenant to spend an aggregate amount of at least 1% of actual adjusted net revenues from the Properties per calendar year on capital expenditures.

Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, we will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP, and subject to an initial cap of $100 million in the first year of the Master Lease increasing on a cumulative basis by $75 million on the first day of each lease year thereafter. Examples of improvements that would not constitute “normal tenant improvements” include the costs of structural elements at the Properties, including capital improvements that expand the footprint or square footage of any of the Properties or extend the useful life of the Properties. In addition, equipment that would be a necessary improvement at any of the Properties, including elevators, air conditioning systems, or electrical wiring that are integral to such Property would not qualify as a “normal tenant improvement” under U.S. GAAP.

Except as described in the two preceding paragraphs, the Tenant is required to pay for all maintenance expenditures and capital improvements. The Landlord is entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Landlord is required to pay for in connection with a deconsolidation event, and such capital improvements will be subject to the terms of the Master Lease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Application of Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. We have identified certain accounting policies that we believe are the most critical to the presentation of our financial information over a period of time. These accounting policies may require our management to take decisions on subjective and/or complex matters relating to reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures. These would further lead us to estimate the effect of matters that may inherently be uncertain.

Estimates are required in order to prepare the financial statements in conformity with U.S. GAAP. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, determining the useful lives of real estate properties, evaluating the impairment of long-lived assets, and the allocation of income taxes. The judgment on such estimates and underlying assumptions is based on our historical experience and various other factors that we believe are reasonable under the circumstances. These form the basis of our judgment on matters that may not be apparent from other available sources of information. In many instances changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The future financial statement presentation, financial condition, results of operations and cash flows may be affected to the extent that the actual results differ materially from our estimates.

Income Taxes

We will elect to be taxed and will qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2016, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders, determined without regard to the dividends paid deduction and excluding any net capital gains. As a REIT, we generally will not be subject to federal income tax on income that we pay as distributions to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

Property and Equipment

Real estate costs related to the acquisition and improvement of properties are capitalized and include expenditures that materially extend the useful lives of existing assets. We consider the period of future benefit of an asset to determine its appropriate useful life. Depreciation on our buildings and improvements is computed using the straight-line method over an estimated useful life of 3 to 40 years. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 3 to 40 years is an appropriate estimate of useful life.

Impairment of Property and Equipment

We continually monitor events and changes in circumstances that could indicate that the carrying amount of our property and equipment may not be recoverable or realized. In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements, and equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. If such circumstances arise, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations.

●	We depend on the Properties for all of our anticipated cash flows.

●	We may not be able to re-lease our Properties following the expiration or termination of the Master Lease.

●	Our sole material assets are Operating Partnership Units representing 26.7% of the ownership interests in the Operating Partnership, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership. Because our interest in the Operating Partnership represents our only cash-generating asset, our cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to us.

●	The Master Lease restricts our ability to sell the Properties or our interests in the Operating Partnership and Landlord.

●	We will have future capital needs and may not be able to obtain additional financing on acceptable terms.

●	Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

●	Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.

●	We have a limited operating history and the Propco (Predecessor) historical financial information included in this Quarterly Report on Form 10-Q may not be a reliable indicator of future results.

●	We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

●	Because a majority of our major gaming resorts are concentrated on the Las Vegas Strip (the “Strip”), we are subject to greater risks than a company that is more geographically diversified.

●	Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the ROFO Properties) may be unsuccessful or fail to meet our expectations.

●	The failure to complete the acquisition of the Borgata Property at all or within our anticipated time frame, or to realize the expected benefits of the acquisition, could harm our business and results of operations.

●	We may face extensive regulation from gaming and other regulatory authorities, and our operating agreement provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.

●	Required regulatory approvals can delay or prohibit future leases or transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.

●	Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders.

●	Our dividend yield could be reduced if we were to sell any of our Properties in the future.

●	There can be no assurance that we will be able to make distributions to our Class A shareholders or maintain our anticipated level of distributions over time.

●	An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of our Class A shares.

●	We are controlled by MGM, whose interests in our business may conflict with ours or yours.

●	We are dependent on MGM for the provision of administration services to our operations and assets.

●	MGM’s historical results may not be a reliable indicator of its future results.

●	Our operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our directors, officers and others.

●	If MGM engages in the same type of business we conduct, our ability to successfully operate and expand our business may be hampered.

●	The Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction.

●	In the event of a bankruptcy of the Tenant, a bankruptcy court may determine that the Master Lease is not a single lease but rather multiple severable leases, each of which can be assumed or rejected independently, in which case underperforming leases related to Properties we own that are subject to the Master Lease could be rejected by the Tenant while tenant-favorable leases are allowed to remain in place.

●	MGM may undergo a change of control without the consent of us or of our shareholders.

●	If we do not qualify to be taxed as a REIT, or fail to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations.

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors.”

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

You should also be aware that while we from time to time communicate with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility and are not endorsed by us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk with respect to our existing indebtedness. In connection with our initial public offering, we incurred indebtedness in principal amount of $3.2 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. However, the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”) substantially limit our ability to hedge our assets and liabilities. See “Risk Factors—Risks Related to Our REIT Election and Our Status as a REIT—Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.”

Item 4.	Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Pursuant to the MCA, any liability arising from or relating to legal proceedings involving the businesses and operations located at MGM’s real property holdings prior to the Formation Transactions have been retained by MGM and MGM will indemnify us (and our subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses we may incur arising from or relating to such legal proceedings.

Item 1A.	Risk Factors

You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Operations

We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations. A subsidiary of MGM is the Tenant and lessee of all of the Properties pursuant to the Master Lease, which accounts for all of our revenues. Additionally, because the Master Lease is a triple-net lease, we will depend on the Tenant to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these Properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that the Tenant will have sufficient assets, income and liquidity to satisfy its payment obligations under the Master Lease, including any payment obligations that may arise in connection with the indemnities under the Master Lease, or that MGM will be able to satisfy its guarantee of the Tenant’s obligations under the Master Lease. Furthermore, there can be no assurance that we will have the right to seek reimbursement against an insurer or have any recourse against the Tenant or MGM in connection with such liabilities. The Tenant and MGM rely on the properties they own and/or operate for income to satisfy their obligations, including their debt service requirements and lease payments due to us under the Master Lease. If income from these properties were to decline for any reason, or if the Tenant’s or MGM’s debt service requirements were to increase, whether due to an increase in interest rates or otherwise, the Tenant may become unable or unwilling to satisfy its payment obligations under the Master Lease and MGM may become unable or unwilling to make payments under its guarantee of the Master Lease. If the Tenant were unable or unwilling to meet its rent obligations and other obligations for one or more of the Properties, there can be no assurances that we would be able to contract with other lessees on similar terms as the Master Lease or at all. The inability or unwillingness of the Tenant to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial position or results of operations, including our ability to pay distributions to our shareholders as required to maintain our status as a REIT. For these reasons, if the Tenant or MGM were to experience a material adverse effect on their respective business, financial positions or results of operations, our business, financial position or results of operations could also be materially adversely affected.

Due to our dependence on rental payments from the Tenant or from MGM (pursuant to its guarantee) as our only source of revenues, we may be limited in our ability to enforce our rights under the Master Lease or to terminate the Master Lease. In addition, we may be limited in our ability to enforce our rights under the Master Lease because it is a unitary lease and does not provide for termination with respect to individual properties by reason of the default of the Tenant. While we believe that the Tenant will have an interest in complying with the terms of the Master Lease as a result of MGM’s continuing economic interest in our Operating Partnership subsidiary, failure by the Tenant to comply with the terms of the Master Lease or to comply with the gaming regulations to which the Properties under the Master Lease are subject could require us to find another lessee for all of the Properties. During this period, there could be a decrease or cessation of rental payments by the Tenant. In such event, we may be unable to locate a suitable lessee at similar rental rates in a timely manner or at all, which could have the effect of reducing our rental revenues.

We initially depend on the Properties for all of our anticipated cash flows. Initially, unless and until we acquire additional properties, we will depend on our Properties, all of which are operated by subsidiaries of MGM, for all of our anticipated cash flows. We may not immediately acquire other properties to further diversify and increase our sources of cash flow and reduce our portfolio concentration. Any default with regard to any property under the Master Lease will cause a default with regard to the entire portfolio covered by the Master Lease. Consequently, the impairment or loss of any one or more of the Properties could materially and disproportionately reduce our ability to collect rent under the Master Lease and, as a result, have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our shareholders.

We may not be able to re-lease our Properties following the expiration or termination of the Master Lease. When the Master Lease expires, the Properties, together or individually, may not be relet in a timely manner or at all, or the terms of reletting, including the cost of allowances and concessions to future tenants, including MGM or its subsidiaries, may be less favorable than the current lease terms. The loss of MGM and its subsidiaries, or future tenants on acquired properties, through lease expiration or other circumstances may require us to spend (in addition to other re-letting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses.

The Master Lease allows the Tenant to cease operations at any of the Properties at any time as long as the Tenant and the Operating Subtenants collectively would have maintained an EBITDAR to rent ratio (as described in the Master Lease) of at least 1.90:1.00 for the preceding twelve month period, after giving effect to the cessation of operations at the applicable Property on a pro forma basis. If the Tenant were to cease operations at a Property, whether due to market or economic conditions or for any other reason, the value of such Property may be impaired and we will not have the right to re-lease the Property as a result of Tenant’s continuing rights to such Property.

The Master Lease is especially suited to MGM, the parent of the Tenant under the Master Lease. Because the Properties have been designed or physically modified for a particular tenant, if the Master Lease is terminated or not renewed, we may be required to renovate the Properties at substantial costs, decrease the rent we charge or provide other concessions to re-lease the Properties. In addition, if we are required to sell a Property, we may have difficulty selling it to a party other than to a gaming operator due to the special purpose for which the Property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. To the extent that we are not able to re-lease our Properties or that we incur significant capital expenditures as a result of Property vacancies, our business, results of operations and financial condition could be materially adversely affected.

Further, if we were unable to re-lease our properties following the expiration or termination of the Master Lease, our cash flow, liquidity and dividend yield on our Class A shares may be adversely affected.

We may have assumed unknown liabilities in connection with the Formation Transactions. As part of the Formation Transactions, we acquired properties (and may acquire other properties in the future) that may be subject to unknown existing liabilities. These liabilities might include liabilities for clean-up or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with the contributed Properties, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While the Master Lease will allocate responsibility for many of these liabilities to the Tenant under the Master Lease, if the Tenant fails to discharge these liabilities, we could be required to do so. Additionally while in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited. There can be no assurance that we will be entitled to any such reimbursement or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

Our sole material assets are Operating Partnership Units representing 26.7% of the ownership interests in the Operating Partnership, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership. Because our interest in the Operating Partnership represents our only cash-generating asset, our cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to us. We are a holding company whose sole material assets are Operating Partnership Units representing 26.7% of the ownership interests in the Operating Partnership and our ownership interest in the general partner of the Operating Partnership and the source of our earnings and operating cash flow will consist exclusively of cash distributions from the Operating Partnership. Therefore, our ability to make distributions to our shareholders is completely dependent on the performance of the Operating Partnership and its ability to distribute funds to us. The Operating Partnership’s partnership agreement requires it to distribute to us all or such portion of its available cash each quarter as determined by the general partner. The general partner, our wholly owned subsidiary, intends to cause the Operating Partnership to make such distributions and retain such cash reserves to provide for the proper conduct of its business, to enable it to make distributions to us so that we can make timely distributions, or to comply with applicable law or any of the Operating Partnership’s debt or other agreements.

To the extent that we need funds, and the Operating Partnership is restricted from making such distributions pursuant to the terms of the agreements governing its debt or under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition. The earnings from, or other available assets of, the Operating Partnership may not be sufficient to make distributions or loans to us to enable us to make distributions on our Class A shares, taxes and other expenses.

The Master Lease restricts our ability to sell the Properties or our interests in the Operating Partnership and Landlord. Our ability to sell or dispose of the Properties may be hindered by the fact that such Properties are subject to the Master Lease, as the terms of the Master Lease may make such Properties less attractive to a potential buyer than alternative properties that may be for sale. In addition, the Master Lease provides that we may not sell the Properties to certain competitors of MGM, limiting the number of potential purchasers of our Properties for as long as the Properties are subject to the Master Lease. The Master Lease also restricts us from selling our interests in the Operating Partnership or the Landlord to certain competitors of MGM.

If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives. Our success depends in large part upon the leadership and performance of our executive management team, particularly James C. Stewart, our chief executive officer, and Andy H. Chien, our chief financial officer. The appointment of certain key members of our executive management team will be subject to regulatory approvals based upon suitability determinations by gaming regulatory authorities in the jurisdictions where our properties are located. If Messrs. Stewart or Chien are found unsuitable by any such gaming regulatory authorities, or if we otherwise lose their services, we would have to find alternative candidates and may not be able to successfully manage our business or achieve our business objectives.

We may face extensive regulation from certain gaming and other regulatory authorities, and our operating agreement provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption. The ownership, operation and management of gaming facilities are subject to pervasive regulation. Certain gaming authorities in the jurisdictions in which MGM operates may require us and our affiliates to maintain a license as a key business entity or supplier because of our status as landlord. Gaming authorities also retain great discretion to require us to be found suitable as a landlord, and certain of our shareholders, officers and directors may be required to be found suitable as well.

Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities. If the gaming authorities were to find us unsuitable as a landlord, MGM may be required to sever its relationship with us and we could be compelled to sell the Properties.

Gaming authorities may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards. If we are required to be found suitable and are found suitable as a landlord, we will be registered as a public company with the gaming authorities and will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us, we:

●	pay that person any distribution or interest upon any of our voting securities;
●	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
●	pay remuneration in any form to that person for services rendered or otherwise; or
●	fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including if necessary, the immediate purchase of the voting securities for cash at fair market value.

Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities, typically 5%, of registered public companies or companies that have been found suitable and, in some jurisdictions, non-voting securities to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a public company’s voting securities for investment purposes only. In addition, to the extent a person or institution also holds shares in MGM, such shares may be aggregated with the shares they hold in us in connection with calculating such person’s or institution’s beneficial ownership for purposes of complying with any regulatory requirements in an applicable jurisdiction.

Further, our directors, officers, key employees and investors in our shares must meet approval standards of certain gaming regulatory authorities. If such gaming regulatory authorities were to find such a person or investor unsuitable, we may be required to sever our relationship with that person or the investor may be required to dispose of his, her or its interest in us. Our operating agreement provides that all of our shares held by investors who are found to be unsuitable by regulatory authorities are subject to redemption upon our receipt of notice of such finding. Gaming regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards.

Additionally, if we are registered as a public company with the gaming authorities neither we nor any of our subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control.

We will have future capital needs and may not be able to obtain additional financing on acceptable terms. We have incurred indebtedness in principal amount of $3.2 billion in connection with the Formation Transactions. We may also incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly acquired properties. For instance, we expect to assume additional indebtedness from a subsidiary of MGM in connection with our acquisition of the Borgata Property. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay distributions, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit the Operating Partnership’s and our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. Further, to the extent we were required to incur indebtedness, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Moreover, our ability to obtain additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to obtain financing on favorable terms, if at all.

We may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time (if any). Among other things, the absence of an investment grade credit rating or any credit rating downgrade could increase our financing costs and could limit our access to financing sources. If financing is not available when needed, or is available on unfavorable terms, we may be unable to develop new or enhance our existing properties, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may raise additional funds in the future through the issuance of equity securities and, as a result, our shareholders may experience significant dilution, which may make it more difficult for our shareholders to sell our Class A shares at a time and price that they deem appropriate and could impair our future ability to raise capital through an offering of our equity securities.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes and our other debt. We have a significant amount of indebtedness. After giving effect to the Formation Transactions, we and our subsidiaries on a consolidated basis have $3.2 billion principal amount of debt and $600 million available for borrowing under our Revolving Credit Facility and we expect to incur additional indebtedness in connection with the expected acquisition of the Borgata Property. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

●	make it more difficult for us to satisfy our obligations with respect to the notes and our other debt;
●	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;
●	require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that are not as highly leveraged;
●	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and
●	result in an event of default if we fail to satisfy our obligations under the notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures or our other debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations.

Further, the terms of our existing debt agreements do not, and any future debt may not, fully prohibit us from incurring additional debt. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations. The agreements governing our indebtedness contain customary covenants, including restrictions on our ability to grant liens on our assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain distributions and other restricted payments. In addition, we are required to comply with certain financial covenants. These restrictions may limit our operational flexibility. Covenants that limit our operational flexibility as well as defaults under our debt instruments could have a material adverse effect on our business, financial position or results of operations.

The Master Lease requires us to pay for certain capital improvements or to purchase certain personal property from the Tenant in certain circumstances, and we may be required to obtain additional financing. The Master Lease provides that, if MGM were required to cease consolidating us within its financial statements prepared in accordance with U.S. GAAP at any time in the future (a “deconsolidation event”), we may be required to pay the Tenant, should the Tenant so elect, an amount equal to the fair market value of certain capital improvements made by or at the direction of the Tenant or the Operating Subtenants from the start of the term of the Master Lease until the deconsolidation event, subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. Rent under the Master Lease will increase by a factor applied to such amount paid by us to the Tenant. If such a deconsolidation event were to occur and we do not elect to pay in equity, we may not have sufficient liquidity to fund these payments in respect of capital improvements, and may be required to obtain additional financing, which could adversely affect funds for future acquisitions and have a material adverse effect on our business, financial position or results of operations. Alternatively, we may elect to make payments in respect of the capital improvements in the form of equity, which could be dilutive to existing shareholders.

In addition, the Master Lease provides that, under certain circumstances in connection with the expiration of the Master Lease, we may be required to purchase certain tangible personal property of the Tenant or Operating Subtenants at the properties then subject to the Master Lease, including gaming equipment and hotel furniture, fixtures and equipment, for fair market value. If we were required to purchase these assets (subject to applicable gaming laws), we may not have sufficient liquidity to fund these purchases, and may be required to obtain additional financing, which could adversely affect funds for future acquisitions and have a material adverse effect on our business, financial position or results of operations.

Rising expenses could reduce cash flow and funds available for future acquisitions and distributions. Our properties will be subject to increases in tax rates and tax assessments, utility costs, insurance costs, repairs, maintenance and administrative expenses, and other operating expenses. We may also incur significant expenditures as a result of deferred maintenance for the Properties and other properties we may acquire in the future. While the Properties under the Master Lease are leased on a triple-net basis, if the Tenant or future tenants fail to pay required tax, utility and other impositions and other operating expenses, or if the Tenant or future tenants fails to maintain leased properties in the condition required by the Master Lease, and if we are required to incur a high level of capital expenditures, we could be required to pay those costs which may require that we obtain additional financing and could adversely affect funds available for future acquisitions or cash available for distributions.

We have a limited operating history and the Propco (Predecessor) historical financial information may not be a reliable indicator of future results. We are a newly organized company with a limited operating history. Therefore, our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered when any new business is formed. We cannot assure you that we will be able to successfully operate our business profitably or implement our operating policies and investment strategy. Further, we have not historically operated as a REIT, which may place us at a competitive disadvantage that our competitors may exploit.

The only financial statements included herein are the Propco (Predecessor) Financial Statements, our balance sheet as of December 31, 2015 and our interim financial results as of March 31, 2016. Our balance sheet, interim financial information and the Predecessor Financial Statements included herein may not reflect what our business, financial position or results of operations will be in the future. We have only been an operating business with operations since the date of the Formation Transactions. The Properties that were contributed to our Operating Partnership by subsidiaries of MGM in connection with the Formation Transactions were historically operated by MGM as part of its larger corporate organization and not as a stand-alone business or independent company. The financial information included in this periodic report may not reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone business or independent entity, or had we operated as a REIT, during the periods presented. Significant changes will occur in our cost structure, financing and business operations as a result of our operation as a stand-alone company and the entry into transactions with MGM that have not existed historically, including the Master Lease.

Further, we have no operating history as a REIT. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT. Upon completion of the Formation Transactions, we were required to implement substantial control systems and procedures in order to maintain the possibility of qualifying to be taxed as a REIT. As a result, we will incur significant legal, accounting and other expenses that we have not previously incurred, and our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a REIT. These costs and time commitments could be substantially more than we currently expect.

We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations. As the owner of properties associated with gaming facilities, we will be impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends, reductions in discretionary consumer spending and corporate spending on conventions and business development and preferences and other factors over which we and MGM have no control. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities offered at our properties. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and future acts of terrorism. Because a component of the rent under the Master Lease is based, over time, on the actual net revenues (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at MGM’s option, reimbursed cost revenue) of our Tenant and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease, a decrease in the gaming business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

Because a majority of our major gaming resorts are concentrated on the Strip, we are subject to greater risks than a company that is more geographically diversified. Given that a majority of our major resorts are concentrated on the Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect the business of our Tenant. We cannot control the number or frequency of flights to or from Las Vegas, but our Tenant relies on air traffic for a significant portion of its visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Moreover, due to the concentration of our major resorts that operate on the Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, and severe or inclement weather, should such developments occur in or nearby Las Vegas.

Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the ROFO Properties) may be unsuccessful or fail to meet our expectations. We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Additionally, although our Master Lease provides us with a right of first offer with respect to the ROFO Properties, there can be no assurance that the development of the ROFO Properties will be completed on schedule, or at all, or as to the timing of their commencement of operations or when operations at the ROFO Properties will stabilize in order for us to consider a purchase of one or both of these assets. In addition, MGM may elect not to sell the ROFO Properties in the future, or we may be unable to reach an agreement with MGM on the terms of the purchase of such properties if MGM were to elect to sell the ROFO Properties in the future. Accordingly, there can be no assurance that we will be able to acquire any additional properties in the future.

If we cannot identify and purchase a sufficient quantity of gaming properties and other properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income (determined without regard to the dividends-paid deduction and excluding any net capital gains) in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed.

Investments in and acquisitions of gaming properties and other properties we might seek to acquire entail risks associated with real estate investments generally, including that the investments’ performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant development costs prior to completion of the project.

Further, even if we were able to acquire additional properties in the future, including the ROFO Properties, there is no guarantee that such properties would be able to maintain their historical performance, or that we would be able to realize the same margins from those properties as the previous owners. In addition, our financing of these acquisitions could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of substantial new equity, which would be dilutive to existing shareholders. In addition, we cannot assure you that we will be successful in implementing our growth strategy or that any expansion will improve operating results. The failure to identify and acquire new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on us and our ability to make distributions to our shareholders.

The failure to complete the acquisition of the Borgata Property at all or within our anticipated time frame, or to realize the expected benefits of the acquisition, could harm our business and results of operations. The closing of the acquisition, which we expect to occur during the third quarter of 2016, is subject to the satisfaction or waiver of certain conditions, many of which are beyond our control, including, among others, regulatory approvals and the acquisition by MGM of Boyd Gaming Corporation’s interest in Borgata. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or prevent the closing of the acquisition. A delay in closing, or a failure to complete the acquisition, could harm our business and have a negative impact on the trading price of our Class A shares. Moreover, we cannot assure you that we will realize value from the acquisition that equals or exceeds the total consideration.

Required regulatory approvals can delay or prohibit future leases or transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties. MGM (and any future tenants of our gaming properties) will be required to be licensed under applicable law in order to operate any of our gaming properties as gaming facilities. If the Master Lease or any future lease agreements we may enter into are terminated (which could be required by a regulatory agency) or expire, any new tenant must be licensed and receive other regulatory approvals to operate the properties as gaming facilities. Any delay in or inability of the new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which we are unable to collect the applicable rent. Further, in the event that the Master Lease or future agreements are terminated or expire and a new tenant is not licensed or fails to receive other regulatory approvals, the properties may not be operated as gaming facilities and we will not be able to collect the applicable rent. Moreover, we may be unable to transfer or sell the affected properties as gaming properties, which would adversely impact our financial condition and results of operation.

Our operating agreement restricts the ownership and transfer of our outstanding Class A shares, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company. In order for us to qualify to be taxed as a REIT, not more than 50% in value of our outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which we elect to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Also, subject to limited exceptions, neither we nor an actual or constructive owner of 10% or more (by value) of our shares may actually or constructively own 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of the tenant. Any tenant that exceeds such ownership limits is referred to as a related party tenant, and rent from a related party tenant generally will not qualify under the REIT income tests.

Our operating agreement, with certain exceptions, authorizes the board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our operating agreement also provides, subject to certain exceptions, that no person may beneficially or constructively own more than 9.8% in value or in number, whichever is more restrictive, of any class of our shares (other than our Class B share) or 9.8% of the value of the aggregate outstanding shares of all classes and series of our shares. The constructive ownership rules are complex and may cause shares owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our shares or otherwise be in the best interests of our shareholders. The acquisition of less than 9.8% of our shares by an individual or entity could cause that individual or entity to own beneficially or constructively in excess of 9.8% in value of our outstanding shares, and thus violate our operating agreement’s ownership limit.

Any attempt to own or transfer our shares in violation of these restrictions may result in the transfer being automatically void. Our operating agreement also provides that shares acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of one or more designated charitable beneficiaries to be subsequently sold by the trust, and that any person who acquires our shares in violation of the ownership limit will not be entitled to any distributions on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well.

Any mechanic’s liens incurred by the Tenant or the Operating Subtenants will attach to, and constitute liens on, our interest in the Properties. To the extent our Tenant or the Operating Subtenants make any improvements, these improvements could cause mechanic’s liens to attach to our Properties. To the extent that mechanic’s liens, or similar claims, are recorded against any of the Properties or any properties we may acquire in the future, the holders of such mechanic’s liens or claims may enforce them by court action and courts may cause the applicable Properties or future properties to be sold to satisfy such liens or claims, which could negatively impact our revenues, adjusted funds from operations (“AFFO”) and our distributions to shareholders. Further, holders of such liens or claims could have priority over our Class A shareholders in the event of bankruptcy or liquidation, and as a result, a trustee in bankruptcy may have difficulty realizing or foreclosing on such Properties in any such bankruptcy or liquidation, and the amount of distributions our Class A shareholders could receive in such bankruptcy or liquidation could be reduced.

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders. All of our rental income is generated from the Master Lease, which is a triple-net lease, and provides greater flexibility to the Tenant related to the use of leased property than would be the case with ordinary property leases, such as the right to freely sublease portions of each leased property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our shareholders could be lower than they would otherwise be if we did not enter into a net lease.

The Tenant may assign its responsibilities under the Master Lease to unaffiliated third parties. The Tenant may assign its obligations under the Master Lease (including with respect to one or more individual Properties) to a third party assignee without our consent if such assignee meets certain conditions under the Master Lease regarding its experience operating large-scale casinos (or in the case of any of our non-gaming properties, experience operating similar properties), licensing status and economic condition, among other requirements. Despite these assignment requirements, there can be no assurances that any future assignee of the Tenant’s obligations under the Master Lease would be as creditworthy as the Tenant or MGM, or would be able to operate the Properties with the same operational expertise as the Tenant and MGM, which could have a material adverse effect on our business, financial condition, results of operations.

We may be unable to realize the anticipated benefit of the rent escalators in our Master Lease. Although the Master Lease provides that the base rent will be escalated annually by 2.0% for the second through the sixth lease years (as defined in the Master Lease), thereafter this rent escalation is subject to the Tenant and, without duplication, the Operating Subtenants collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at MGM’s option, reimbursed cost revenue). If the rent escalation were not to apply in any particular year, no arrears would accrue or be payable in future lease years. Therefore, there can be no assurance that we will ever realize the benefit of the rent escalators in the Master Lease after the sixth lease year, which could have a material adverse effect on anticipated future cash flows and our ability to increase our distributions to shareholders.

Even if we were able to receive rent escalators under the Master Lease, the rent escalators may lag behind inflation rates. These annual escalators under the Master Lease are based on fixed percentage increases, subject to certain conditions. If these annual escalations lag behind inflation, it could adversely impact our financial condition, results of operations, cash flow, trading price of our Class A shares, our ability to satisfy our debt obligations and our ability to pay distributions to our shareholders.

Our dividend yield could be reduced if we were to sell any of our Properties in the future. If we elect to sell one or more of the Properties in the future, our AFFO could decrease, resulting in a lower level of distributions to our shareholders than we made prior to such sale or sales. If our distributions were to decrease, the effective dividend yield of our Class A shares (i.e., the yield as a percentage of the then-market price of our Class A shares) could subsequently decrease as well, which could have a material adverse effect on the market price of our Class A shares.

An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of our Class A shares. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations. This increased cost could make the financing of any acquisition more costly, as well as lower future period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Further, the dividend yield on our Class A shares, as a percentage of the price of such shares, will influence the price of such shares. Thus, an increase in market interest rates may lead prospective purchasers of our Class A shares to expect a higher dividend yield, which would adversely affect the market price of our Class A shares.

The Tenant may choose not to renew the Master Lease or seek to renegotiate the terms of the Master Lease at each renewal term. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter, solely at the option of the Tenant. At the expiration of the initial lease term or of any additional renewal term thereafter, the Tenant may choose not to renew the Master Lease or seek to renegotiate the terms of the Master Lease. If the Master Lease expires without renewal, or the terms of the Master Lease are modified in a way which is adverse to us, our results of operations and our ability to maintain previous levels of distributions to shareholders may be adversely affected.

We may be required to contribute insurance proceeds with respect to casualty events at our Properties to the lenders under our debt financing agreements. In the event that we were to receive insurance proceeds with respect to a casualty event at any of our Properties, we may be required under the terms of our debt financing agreements to contribute all or a portion of those proceeds to the repayment of such debt, which may prevent us from restoring such Properties to their prior state. If the remainder of the proceeds (after any such required repayment) were insufficient to make the repairs necessary to restore the damaged Properties to a condition substantially equivalent to its state immediately prior to the casualty, we may not have sufficient liquidity to otherwise fund these repairs and may be required to obtain additional financing, which could adversely affect our AFFO and have a material adverse effect on our business, financial position or results of operations.

There can be no assurance that we will be able to make distributions to our Class A shareholders or maintain our anticipated level of distributions over time. We will determine future distributions based on a number of factors, including, among other things, our AFFO, operating results, our financial condition, especially in relation to our anticipated future capital needs, our then-current expansion plans, the distribution requirements for REITs under the Code, and other factors our board deems relevant. For example, if our Tenant were unable to make rental payments under the Master Lease and MGM were unable to fulfill its obligations under its guarantee, our ability to make distributions would be materially impaired. Our ability to make distributions to our Class A shareholders, to maintain our anticipated level of distributions over time, and the timing, amount and composition of any future distributions, will be at the sole discretion of our board in light of conditions then existing. Consequently, there can be no assurance that we will ever be able to make distributions at the anticipated distribution rate or be able to maintain our anticipated distribution rate over time, and any change in our distribution policy could have a material adverse effect on the market price of our Class A shares.

Delaware law and provisions in our operating agreement may delay or prevent takeover attempts by third parties and therefore inhibit our shareholders from realizing a premium on their shares. Our operating agreement and Delaware law both contain provisions that are intended to prevent coercive takeover practices and inadequate takeover bids and to require prospective acquirers to negotiate with our board of directors.

Our operating agreement does, among other things:

●	provide majority voting rights to the holder of our outstanding Class B share;
●	provide that any merger, consolidation, conversion, sale or other disposition of our assets requires approval of our board of directors;
●	require advance notice for our shareholders to nominate candidates for election to our board of directors or to propose business to be considered by our shareholders at a meeting of our shareholders;
●	allow us to issue additional securities, including, but not limited to, preferred shares, without approval by our shareholders;
●	allow the board of directors to amend the operating agreement without the approval of the shareholders except under certain specified circumstances;
●	require that (subject to certain exceptions) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the aggregate value or number (whichever is more restrictive) of any class of our shares (other than our Class B share) or more than 9.8% in value of the aggregate outstanding shares of all classes and series of our shares (see “Description of Shares of MGP—Restrictions on Ownership and Transfer of our Shares”); and
●	limit the ability of our shareholders to call special meetings of our shareholders or to act by written consent.

In addition, our operating agreement does not limit or impair the ability of our board of directors to adopt a “poison pill” or shareholder or other similar rights plan, whether such poison pill or plan contains “dead hand” provisions, “no hand” provisions or other provisions relating to the redemption of the poison pill or plan.

Our board of directors believes these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors. These provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in our best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

The bankruptcy or insolvency of our Tenant could result in the termination of the Master Lease and material losses to us. Although the Tenant’s performance and payments under the Master Lease are guaranteed by MGM, a default by the Tenant with regard to any property under the Master Lease, or by MGM with regard to its guarantee, will cause a default with regard to the entire portfolio covered by the Master Lease. There can be no assurances that the Tenant or MGM would assume the Master Lease or guarantee, as applicable, in the event of a bankruptcy, and if the Master Lease or guarantee were rejected, the Tenant or MGM, as applicable, may not have sufficient funds to pay the damages that would be owed to us a result of the rejection. For these and other reasons, the bankruptcy of the Tenant or MGM could have a material adverse effect on our business, financial condition and results of operations.

In the event of a bankruptcy of the Tenant, a bankruptcy court may determine that the Master Lease is not a single lease but rather multiple severable leases, each of which can be assumed or rejected independently, in which case underperforming leases related to properties we own that are subject to the Master Lease could be rejected by the Tenant while tenant-favorable leases are allowed to remain in place. The Tenant, a subsidiary of MGM, leases all of the Properties pursuant to the Master Lease. Bankruptcy laws afford certain protections to tenants that may also affect the Master Lease, which may be treated for purposes of bankruptcy laws as either a single lease for all the properties or as separate and severable leases for each property. Subject to certain restrictions, a tenant under a lease generally is required to assume or reject the lease as a whole, rather than making the decision on a property-by-property basis. This prevents the tenant from assuming only the better performing properties and terminating the lease with respect to the poorer performing properties. However, it is possible that a bankruptcy court could determine that a single “master lease” covering multiple properties is not a single indivisible lease but rather is multiple severable leases each of which can be assumed or rejected independently. Whether or not a bankruptcy court will require that the Master Lease must be assumed or rejected as a whole depends upon a “facts and circumstances” analysis considering a number of factors, including the parties’ intent, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each property included in the Master Lease, whether the Landlord or Tenant had the ability to dispose of its interest in any property included in the Master Lease, the provisions contained in the relevant documents and applicable state law. If a bankruptcy court in a bankruptcy of the Tenant were to determine that the Master Lease is not a single lease but rather multiple severable leases each of which can be assumed or rejected independently, certain underperforming leases related to properties we own could be rejected by the Tenant in bankruptcy while tenant-favorable leases are allowed to remain in place, thereby adversely affecting payments to us derived from the properties.

A bankruptcy court may judicially recharacterize the Master Lease as a secured lending transaction, in which case we would not be treated as the owner of the Properties and could lose certain rights as the owners in the bankruptcy proceedings. It is possible that, if we were to become subject to bankruptcy proceedings, a bankruptcy court could re-characterize the lease transactions set forth in the Master Lease as secured lending transactions depending on its interpretation of the terms of the Master Lease, including, among other factors, the length of the Master Lease relative to the useful life of the leased property. If the Master Lease were judicially recharacterized as a secured lending transaction, we would not be treated as the owner of the Properties and could lose the legal as well as economic attributes of the owners of the Properties, which could have a material adverse effect on our business, financial position or results of operations.

We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense. While the Master Lease will require, and any new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the Tenant, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that are or will be subject to sublimits and may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

If we experience a loss that is uninsured or that exceeds the policy coverage limits of the insurance maintained by the Tenant, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to recourse indebtedness, we could continue to be liable for the indebtedness even if these properties were irreparably damaged.

In addition, even if damage to our properties is covered by insurance, a disruption of our business caused by a casualty event may result in the loss of business or tenants. The business interruption insurance carried by the Tenant may not fully compensate us for the loss of business due to an interruption caused by a casualty event. Further, if the Tenant has insurance but is underinsured, it may be unable to satisfy its payment obligations under its lease with us.

A disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer’s ability to meet its claim payment obligations. A failure of an insurance company to make payments to us or our Tenant upon an event of loss covered by an insurance policy could adversely affect our business, financial condition and results of operations.

Changes in building and/or zoning laws may require us to update a property in the event of recapture or prevent us from fully restoring a property in the event of a substantial casualty loss and/or require us to meet additional or more stringent construction requirements. Due to changes, among other things, in applicable building and zoning laws, ordinances and codes that may affect certain of our properties that have come into effect after the initial construction of the properties, certain properties may not comply fully with current building and/or zoning laws, including electrical, fire, health and safety codes and regulations, use, lot coverage, parking and setback requirements, but may qualify as permitted non-conforming uses. Although the Master Lease requires the Tenant to pay for and ensure continued compliance with applicable law, there is no assurance that future leases will be negotiated on the same basis or that the Tenant or other future tenants will make the required changes as required by the terms of the Master Lease and/or any future leases we may enter into. In addition, such changes may limit the Tenant’s ability to restore the premises of a property to its previous condition in the event of a substantial casualty loss with respect to the property or the ability to refurbish, expand or renovate such property to remain compliant, or increase the cost of construction in order to comply with changes in building or zoning codes and regulations. If the Tenant is unable to restore a property to its prior use after a substantial casualty loss or is required to comply with more stringent building or zoning codes and regulations, we may be unable to re-lease the space at a comparable effective rent or sell the property at an acceptable price, which may materially and adversely affect us.

Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments. As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. Although we will not operate or manage most of our property, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release.

In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.

Certain Properties are subject to restrictions pursuant to reciprocal easement agreements, operating agreements, or similar agreements. Many of the Properties are, and properties that we acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements (collectively, “Property Restrictions”) that could adversely affect our ability to lease space to third parties. Such Property Restrictions could include, for example, limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties; limitations affecting parking requirements; or restrictions on exterior or interior signage or facades. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding or redeveloping. Failure to secure such consents when necessary may harm our ability to execute leasing strategies, which could adversely affect our business, financial condition or results of operations.

Our Properties are subject to risks from natural disasters such as earthquakes, hurricanes and severe weather. Our Properties are located in areas that may be subject to natural disasters, such as earthquakes, and extreme weather conditions, including, but not limited to, hurricanes. Such natural disasters or extreme weather conditions may interrupt operations at the casino resorts, damage our properties, and reduce the number of customers who visit our facilities in such areas. A severe earthquake in Las Vegas could damage or destroy a number of our Properties. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we expect to operate could adversely affect the business and results of operations at our Properties. Although our Tenant is required to maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we or our Tenant will be able to fully insure such losses or fully collect, if at all, on claims resulting from such natural disasters or extreme weather conditions.

In addition, the Master Lease allows the Tenant to elect to remove a Property from the Master Lease following certain casualty or condemnation events. If the insurance proceeds received in such a casualty event are insufficient to restore the affected Property, responsibility for the shortfall of insurance proceeds will be allocated between the Landlord and the Tenant as set forth in the Master Lease. If the condemnation award received in such a condemnation event is insufficient to restore the affected Property, the shortfall in the condemnation award will be born entirely by the Landlord. In either event, there can be no assurance that we would have access to sufficient funds to restore the affected Property. Even if we are able to restore the affected Property, we could be limited to selling or leasing such Property to a new tenant in order to obtain an alternate source of revenue, which may not happen on comparable terms or at all. Any such removal also could lead to a reduction in the amount of rent we would receive under the Master Lease and negatively impact our revenues.

Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations. Terrorist attacks or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by the Tenant and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that the Tenant is affected by future attacks, its business similarly could be adversely affected, including its ability to continue to meet obligations under the Master Lease. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

The operation of our Properties (including any ROFO Properties we may acquire) will require, and the operation of properties acquired in the future will likely require, the use of certain brand names. The operation of our Properties requires the use of certain brand names, and the terms of the Master Lease do not require the Tenant, MGM or any of its subsidiaries to transfer any intellectual property rights associated with any casino resort to us or to potential new tenants. If the Tenant or another subsidiary of MGM were to cease being the tenant of the Properties, we or a successor tenant may be required to rebrand and/or renovate such properties at substantial cost. If we are unable to successfully manage the transition of our business to new brands in order to accommodate future tenants, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, in connection with the Formation Transactions, we entered into a royalty-free intellectual property rights license agreement (the “IP License Agreement”) the IP License Agreement with MGM pursuant to which we will have the right to use “MGM” in the corporate names of our company and our subsidiaries without royalties for up to 50 years. Pursuant to the IP License Agreement, we will also have the right to use the “MGM” mark and the “MGM” logo in our advertising materials without royalties for up to 50 years. We are reliant on MGM to maintain and protect its intellectual property rights and we could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting the licensed intellectual property or brand names used in the operation of the Properties. When our right to use the MGM brand name and logo expires under the terms of the IP License Agreement, or if such agreement is terminated earlier due to a breach or otherwise, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to our new brand, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Affiliation with MGM

We are controlled by MGM, whose interests in our business may conflict with ours or yours. Our Class B share, representing a majority of the voting power of our shares, is owned by MGM, whose interests may differ from or conflict with the interests of our other shareholders. MGM will have the ability to exercise control over our affairs, including control over the outcome of all matters submitted to our shareholders for approval, including the election of directors and significant transactions. MGM will also have the power to prevent or cause a change in control as a result of its beneficial ownership of our Class B share, which could, among other things, discourage a potential acquirer from attempting to obtain control of us in a manner that provides a control premium to any shareholders other than MGM. Moreover, in such a change of control, shareholders are not entitled to dissenters’ rights of appraisal under our operating agreement or applicable Delaware law. As a result, unless and until MGM and its controlled affiliates’ (excluding us and our subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%, MGM will be able to effectively control us.

It is possible that MGM’s interests may, in some circumstances, conflict with your interests as a shareholder. For example, MGM may prevent us from selling properties if such sales would result in unfavorable tax allocations to MGM under Section 704(c) of the Code, which would require allocations to be made to MGM upon a transfer of any properties contributed by it to the Operating Partnership on account of the difference between the fair market value of those properties and their adjusted tax basis on the date that MGM contributed such properties, even if such a sale would be advantageous to MGP. In addition, because of our dual class structure, MGM will continue to be able to elect our board of directors and control all matters submitted to our shareholders for approval even though they will not own any Class A shares. This concentrated control will limit the ability of shareholders to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial, which could adversely affect the market price of our Class A shares.

Various conflicts of interest between MGM and us could arise. Some of our directors may own more stock in MGM than in our company. Ownership interests of officers and directors of MGM in our shares, or a person’s service as either an officer or director of both companies, could create or appear to create potential conflicts of interest when those officers and directors are faced with decisions that could have different implications for MGM and us. Potential conflicts of interest could also arise if we enter into any new commercial arrangements with MGM while it remains one of our principal shareholders. Furthermore, our ability to lease our properties to or acquire properties from companies other than MGM or its affiliates in the future could be limited. In particular, we are prevented from selling or leasing our properties or our interests in the Operating Partnership or the Landlord to competitors of MGM. Our operating agreement provides that MGM has no duty to refrain from engaging in the same or similar business activities or lines of business, doing business with any of our customers or employing or otherwise engaging any of our directors, officers or employees, and MGM is not obligated to identify, acquire, or sell us any properties in the future.

Pursuant to the terms of our operating agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to, among others, MGM and its affiliates and our directors or executive officers or any of their affiliates. Some of our executive officers and directors may also serve as officers and directors of MGM. No such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any shareholder for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Therefore, MGM and its affiliates may compete with us for investment opportunities and may own an interest in entities that compete with us on an operations basis.

In connection with the Formation Transactions we entered into various agreements to govern our relationship with MGM. These agreements include, in addition to the Master Lease, the MCA, Corporate Services Agreement, IP License Agreement and registration rights agreement (the “Registration Rights Agreement”). Related agreements and other transactions with MGM were determined by MGM and thus may not be representative of what we have achieved on a stand-alone basis or from an unaffiliated third party.

We are dependent on MGM for the provision of administration services to our operations and assets. The operation of our business depends on the administration services provided by MGM. MGM’s personnel and support staff that provide services to us are not required to act exclusively for us, and no specific individuals are required to be provided to us by MGM. Any failure to effectively manage our operations or to implement our strategy could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If MGM were to default in the performance of its obligations to provide us with services, we may be unable to contract with a substitute service provider on similar terms or at all. The costs of substituting service providers may be substantial. In addition, in light of MGM’s familiarity with our properties, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies. If we cannot locate a service provider that is able to provide us with substantially similar services as MGM does under our current agreements on similar terms, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our directors, officers and others. Our operating agreement provides that our board of directors, in exercising its rights in its capacity as members of the board of directors, is entitled to consider only such interests and factors as they desire, including MGM’s interests, and has no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us and is not subject to any different standards imposed by our operating agreement, the Limited Liability Company Act of Delaware or under any other law, rule or regulation or in equity. Similarly, our operating agreement provides that our officers, MGM and its affiliates and any other person eligible for indemnification under the terms of our operating agreement do not have any duties or liabilities, including fiduciary duties, to the fullest extent permitted by law, to us, any shareholder or any other person bound by our operating agreement. These modifications of fiduciary duties are expressly permitted by Delaware law.

MGM has no obligation to fund our future capital needs. MGM has no obligation to fund our business and operations, and does not guarantee or otherwise provide credit support for our indebtedness. We cannot assure our shareholders that adequate sources of funding will be available to us on favorable terms or at all. As a result, we may not be able to fund our future capital needs, which could have an adverse effect on our business, financial condition and results of operations.

If MGM engages in the same type of business we conduct, our ability to successfully operate and expand our business may be hampered. Our operating agreement provides that:

●	the doctrine of corporate opportunity, or any analogous doctrine, does not apply to, among others, MGM and its affiliates and our directors or executive officers or any of their affiliates;
●	no such persons or entities will have any duty to communicate or offer any opportunity, of which such person becomes aware, relating to a potential transaction, agreement, arrangement or other matter that may be an opportunity for such other persons;
●	no such persons or entities will be liable to such other persons for breach of any fiduciary duty or other duty by reason of the fact that such person pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to such other persons or entities; and
●	MGM and its affiliates may compete with us for investment opportunities and may own an interest in entities that compete with us on an operations basis.

If MGM were to engage in a business in direct competition with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction. In connection with the Formation Transactions, we entered into the Master Lease and various agreements to govern our relationship with MGM. These agreements include the MCA, Corporate Services Agreement, IP License Agreement, Registration Rights Agreement and a sublease agreement. While MGM endeavored to have these agreements reflect customary, arm’s-length commercial terms and conditions, these agreements are not the result of arm’s-length negotiations, and consequently there can be no assurance that the terms of these agreements are as favorable to us as if they had been negotiated with unaffiliated third parties. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under our agreements with MGM because of our desire to maintain our ongoing relationship with MGM and its affiliates.

MGM may undergo a change of control without the consent of us or of our shareholders. MGM is not required to seek our consent or the consent of our shareholders in connection with a change of control involving MGM, and accordingly, MGM’s controlling interest in us may become controlled by a new owner of MGM in the event of such change of control. If a new owner were to acquire MGM and thereby acquire MGM’s interest in us, and appoint new directors or officers of its own choosing, it would be able to exercise substantial influence over our policies and procedures and exercise substantial influence over our management and the types of acquisitions that we make. Such changes could result in our capital being used to make acquisitions that are substantially different from our targeted acquisitions. Additionally, we cannot predict with any certainty the effect that any change of control of MGM and transfer in MGM’s interest in us would have on the trading price of our shares or on our ability to raise capital or make investments in the future, because such matters would depend to a large extent on the identity of the new owner and the new owner’s intentions with regard to us. As a result, our future would be uncertain, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a “controlled company” within the meaning of applicable stock market rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements that provide protection to shareholders of other companies. MGM owns more than 50% of the voting power of our outstanding shares entitled to vote generally in the election of directors, and we are a “controlled company” under applicable stock exchange corporate governance standards. As a controlled company, we intend to rely on exemptions from certain stock exchange corporate governance standards, including the requirements that:

●	the majority of our board of directors consists of independent directors;
●	we have a nominating and governance committee composed entirely of independent directors with a written operating agreement addressing the committee’s purpose and responsibilities; and
●	we have a compensation committee composed entirely of independent directors with a written operating agreement addressing the committee’s purpose and responsibilities.

We intend to rely on these exemptions, and, as a result, you will not have the same protections afforded to shareholders of companies that are subject to all of the stock exchange corporate governance requirements.

Risks Related to Our REIT Election and Our Status as a REIT

If we do not qualify to be taxed as a REIT, or fail to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations. We intend to operate in a manner that will allow us to qualify to be taxed as a REIT for U.S. federal income tax purposes. We received an opinion of Weil, Gotshal & Manges LLP (“REIT Tax Counsel”) that, commencing with our taxable year ending December 31, 2016, we will be organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and our proposed method of operations will enable us to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2016 and subsequent taxable years. You should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service (“IRS”) or any court. The opinion of REIT Tax Counsel represents only the view of REIT Tax Counsel, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by MGM and us, including representations relating to the values of our assets and the sources of our income. The opinion will be expressed as of the date issued. REIT Tax Counsel will have no obligation to advise MGM, us or the holders of our shares of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of REIT Tax Counsel and our qualification to be taxed as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by REIT Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Any failure to qualify to be taxed as a REIT, or failure to remain to be qualified to be taxed as a REIT, would have an adverse effect on our business, financial condition and results of operations.

Qualifying to be taxed as a REIT involves highly technical and complex provisions of the Code, and violations of these provisions could jeopardize our REIT qualification. Qualification to be taxed as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification to be taxed as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify to be taxed as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence.

The ownership limits that apply to REITs, as prescribed by the Code and by our operating agreement, may inhibit market activity in our shares and restrict our business combination opportunities. In order for us to qualify to be taxed as a REIT, not more than 50% in value of our outstanding shares may be owned, beneficially or constructively, by five or fewer individuals, as defined in the Code to include certain entities, at any time during the last half of each taxable year after the first year for which we elect to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Also, subject to limited exceptions, neither we nor an actual or constructive owner of 10% or more (by value) of our shares may actually or constructively own 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of the tenant. Any tenant that exceeds such ownership limits is referred to as a related party tenant, and rent from a related party tenant generally will not qualify under the REIT income tests. Subject to certain exceptions, our operating agreement authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification to be taxed as a REIT. Our operating agreement also provides that, unless exempted by the board of directors in its sole discretion, no person may own more than 9.8% in value or in number, whichever is more restrictive, of any class of our shares (other than our Class B share) or 9.8% in value of the aggregate outstanding shares of all classes and series of our shares, including if repurchases by us cause a person’s holdings to exceed such limitations. The constructive ownership rules are complex and may cause Class A shares owned directly or constructively by a group of related individuals to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for our shares or otherwise be in the best interests of our shareholders.

Distributions payable by REITs generally do not qualify for the reduced tax rates available for some dividends. Distributions payable by REITs generally are not eligible for the reduced U.S. federal income tax rates applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts or estates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Class A shares.

REIT distribution requirements could adversely affect our ability to execute our business plan. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends-paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the value of our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our Class A shares.

To fund our growth strategy and refinance our indebtedness, we may depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. As a result of these requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, solely from operating cash flows. Consequently, we intend to rely on third-party capital market sources for debt or equity financing to fund our business strategy. In addition, we will likely need third-party capital market sources to refinance our indebtedness at maturity. Continued or increased turbulence in the United States or international financial markets and economies could adversely affect our ability to replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

●	the market’s perception of our growth potential;
●	our then-current levels of indebtedness;
●	our historical and expected future earnings, cash flows and cash distributions; and
●	the market price per share of our Class A shares.

In addition, our ability to access additional capital may be limited by the terms of the indebtedness we incurred pursuant to the Formation Transactions, which may restrict our incurrence of additional debt. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt, which could have a material adverse effect on our business, financial condition and results of operations.

Even if we remain qualified to be taxed as a REIT, we may face other tax liabilities that reduce our cash flow. Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, in the future, we may hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries (a “TRS”), to the extent we have a TRS in the future, or other subsidiary corporations that will be subject to foreign, federal, state and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities. To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

In addition to the asset tests set forth above, to qualify to be taxed as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our Class A shares. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying to be taxed as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities. The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into primarily to manage risk of currency fluctuations or to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise choose to bear. In addition, losses in our TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

If we fail to meet the REIT income tests as a result of receiving non-qualifying income, we would be required to pay a penalty tax in order to retain our REIT status, or may fail to qualify as a REIT. Certain income we receive could be treated as non-qualifying income for purposes of the REIT requirements. For example, rents we receive or accrue from the Tenant will not be treated as qualifying rent for purposes of these requirements if the Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the Master Lease is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Even if we have reasonable cause for a failure to meet the REIT income tests as a result of receiving non-qualifying income, we would nonetheless be required to pay a penalty tax in order to retain our REIT status.

Legislative or other actions affecting REITs could have a negative effect on us. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors, our business plans or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.

Risks Related to Our Class A Shares

The market price and trading volume of our shares may be volatile. The market price of our Class A shares may be volatile. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our Class A shares will not fluctuate or decline significantly in the future.

Some of these factors, many of which are beyond our control, could negatively affect the market price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

●	actual or anticipated variations in our quarterly results of operations or distributions;
●	changes in our funds from operations or earnings estimates;
●	publication of research reports about us or the real estate or gaming industries;
●	changes in market interest rates that may cause purchasers of our shares to demand a different yield;

●	changes in market valuations of similar companies;
●	market reaction to any additional debt we may incur in the future;
●	additions or departures of key personnel;
●	actions by institutional shareholders;
●	speculation in the press or investment community about our company or industry or the economy in general;
●	the occurrence of any of the other risk factors presented in our periodic reports; and
●	general market and economic conditions.

Our cash available for distribution to shareholders may not be sufficient to make distributions at expected levels, and we may need to borrow in order to make such distributions, make such distributions in the form of shares or may not be able to make such distributions in full. Distributions that we make will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefor. While we anticipate maintaining relatively stable distribution(s) during each year, the amount, timing and frequency of distributions will be at the sole discretion of the board of directors and will be declared based upon various factors, including, but not limited to: future taxable income, limitations contained in debt instruments, debt service requirements, operating cash inflows and outflows including capital expenditures and acquisitions, limitations on our ability to use cash generated in the TRSs, if any, to fund distributions and applicable law.

For purposes of satisfying the minimum distribution requirement to qualify for and maintain REIT status, our taxable income will be calculated without reference to our cash flow. Consequently, under certain circumstances, we may not have available cash to pay our required distributions, and we may need to increase our borrowings in order to fund our intended distributions, or we may distribute a portion of our distributions in the form of our Class A shares, which could result in significant shareholder dilution, or in the form of our debt instruments. While the IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy that REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes, those rulings may be relied upon only by taxpayers to whom they were issued, and no assurances can be provided that we would obtain a similar ruling from the IRS if we were to request such a ruling, which we do not currently intend to do. Therefore, it is unclear whether and to what extent we will be able to make taxable dividends payable in-kind. In addition, to the extent we were to make distributions that include our Class A shares or debt instruments, a shareholder of ours will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such shareholder.

Future offerings of debt and/or preferred equity securities, which may be senior to our shares for purposes of distributions or upon liquidation, could adversely affect the market price of our Class A shares. In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred shares. If a liquidation event were to occur, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our Class A shares, or both. Holders of our Class A shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our Class A shares. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our Class A shares and diluting their shareholdings in us.

Our earnings and cash distributions could affect the market price of our Class A shares. Our Class A shares may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flows to shareholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of our Class A shares. Our failure to meet market expectations with regard to future earnings and cash distributions could adversely affect the market price of our Class A shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language: (i) Balance Sheets at March 31, 2016 (unaudited) and December 31, 2015 (audited); (ii) Condensed Notes to Unaudited Balance Sheets; (iii) Propco Balance Sheets at March 31, 2016 (unaudited) and December 31, 2015 (audited); (iv) Unaudited Propco Statements of Operations and Comprehensive Loss for the three-months ended March 31, 2016 and 2015; (v) Unaudited Propco Statements of Cash Flows for the three-months ended March 31, 2016 and 2015; and (vi) Condensed Notes to Unaudited Propco Financial Statements.

* Exhibits 32.1 and 32.2 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties LLC

Date: June 3, 2016	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2016		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer (Principal Financial Officer)