Form 10-Q
period 2016-06-30
MGM Growth Properties LLC
filed 2016-08-08
CIK 1656936

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Class	Outstanding at August 4, 2016
Class A shares Class B share	57,500,000 shares 1 share

MGM GROWTH PROPERTIES LLC

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM GROWTH PROPERTIES LLC

CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Real estate investments, net	$7,847,707	$7,793,639
Cash and cash equivalents	338,034	—
Tenant and other receivables, net	4,273	—
Prepaid expenses and other assets	10,993	—

Total assets	$8,201,007	$7,793,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt, net	$3,134,791	$—
Due to MGM Resorts International and affiliates	465	—
Accounts payable, accrued expenses and other liabilities	6,228	—
Accrued interest	11,888	—
Dividend payable	56,720	—
Deferred revenue	20,889	—
Deferred income taxes, net	—	1,734,680

Total liabilities	3,230,981	1,734,680
Commitments and contingencies (Note 9)
Shareholders’ equity:
Class A shares: no par value, 1,000,000,000 shares authorized, 57,500,000 and 100 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	1,334,290	—
Accumulated deficit	(8,181)	—
Predecessor net Parent investment	—	6,058,959

Total Class A shareholders’ equity	1,326,109	6,058,959
Noncontrolling interest	3,643,917	—

Total shareholders’ equity	4,970,026	6,058,959

Total liabilities and shareholders’ equity	$8,201,007	$7,793,639

The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$101,253	$—	$101,253	$—
Property taxes reimbursed by Tenant	9,650	—	9,650	—

	110,903	—	110,903	—

Expenses
Depreciation	53,123	46,190	104,600	91,617
Property transactions, net	335	—	1,209	—
Property taxes	13,305	12,819	26,541	25,381
Property insurance	559	2,529	2,943	5,293
General and administrative	4,388	—	4,388	—

	71,710	61,538	139,681	122,291

Operating income (loss)	39,193	(61,538)	(28,778)	(122,291)
Interest expense	29,475	—	29,475	—
Other non-operating	72	—	72	—

Net income (loss)	9,646	(61,538)	(58,325)	(122,291)
Less: Net (income) loss attributable to noncontrolling interest	(2,693)	61,538	65,278	122,291

Net income attributable to Class A shareholders	6,953	—	6,953	—

Comprehensive income attributable to Class A shareholders	$6,953	$—	$6,953	$—

Net income per Class A share (basic)	$0.12	N/A	$0.12	N/A

Net income per Class A share (diluted)	$0.12	N/A	$0.12	N/A

The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(58,325)	$(122,291)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104,600	91,617
Property transactions, net	1,209	—
Amortization of deferred financing costs and debt discount	1,714	—
Straight-line rental revenues	(420)	—
Share-based compensation	142	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	(4,273)	—
Prepaid expenses and other assets	4,464	—
Due to MGM Resorts International and affiliates	465	—
Accounts payable, accrued expenses and other liabilities	849	—
Accrued interest	11,888	—

Net cash provided by (used in) operating activities	62,313	(30,674)

Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	(138,987)	(14,779)

Net cash used in investing activities	(138,987)	(14,779)

Cash flows from financing activities
Proceeds from issuance of debt	3,200,000	—
Deferred financing costs	(68,207)	—
Repayment of bridge facilities	(4,000,000)	—
Repayment of debt principal	(8,375)	—
Issuance of Class A shares	1,207,500	—
Class A share issuance costs	(75,032)	—
Net cash transfers from Parent	158,822	45,453

Net cash provided by financing activities	414,708	45,453

Cash and cash equivalents
Net increase for the period	338,034	—
Balance, beginning of period	—	—

Balance, end of period	$338,034	$—

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$15,873	$—
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$20,889	$—

The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC

CONDENSED NOTES TO UNAUDITED CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware on October 23, 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership that was formed on January 6, 2016. On April 25, 2016 (the “IPO Date”) the Company completed a series of transactions, including its initial public offering of its Class A shares as discussed further below. The Company intends to make an election on its federal income tax return for its taxable year ending December 31, 2016 to be treated as a real estate investment trust (“REIT”).

MGM Resorts International (“MGM” or the “Parent”) is a Delaware corporation that acts largely as a holding company and, through its subsidiaries, owns and operates casino resorts. Prior to the IPO Date, the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage (collectively, the “Properties”), which comprise the Company’s real estate investments, were owned and operated by MGM. On the IPO Date, MGM engaged in a series of transactions (the “Formation Transactions”) in which subsidiaries of MGM transferred the Properties to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership pursuant to a Master Contribution Agreement (the “MCA”) in exchange for operating partnership units representing limited partner interests in the Operating Partnership.

On the IPO Date, MGP completed the initial public offering of 57,500,000 of its Class A shares representing limited liability company interests at an initial offering price of $21.00 per share, inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares. MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the operating partnership units and the general partner interest in the Operating Partnership. MGM owns MGP’s outstanding Class B share following the initial public offering. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to received distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights, and is consolidated by MGM.

As of June 30, 2016, MGM owned 73.3% of the operating partnership units of the Operating Partnership. These operating partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share, at the option of MGP. MGM’s ownership of operating partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries.

The Company is a publicly traded, controlled REIT primarily engaged through its investment in the Operating Partnership in the real property business, which consists of owning, acquiring, and leasing large scale destination entertainment and leisure resorts, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. A wholly owned subsidiary of the Operating Partnership (the “Landlord”) leases all of the Properties back to a wholly owned subsidiary of MGM (the “Tenant”) under a master lease agreement (the “Master Lease”).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying condensed combined and consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included.

For periods prior to the IPO Date, the accompanying condensed combined and consolidated financial statements of MGP represent the Properties, which were controlled by MGM, and have been determined to be MGP’s Predecessor for accounting purposes. The accompanying condensed combined and consolidated financial statements include Predecessor financial statements that have been “carved out” of MGM’s consolidated financial statements and reflect significant assumptions and allocations. The financial statements do not fully reflect what the Predecessor’s results of operations, financial position and cash flows would have been had the Predecessor been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of MGP’s future results of operations, financial position and cash flows.

For periods subsequent to the IPO Date, the accompanying condensed combined and consolidated financial statements of MGP represent the results of operations, financial position and cash flows of the Company and its subsidiaries.

The accompanying condensed combined and consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in MGP’s Prospectus filed with the SEC on April 21, 2016.

Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The condensed combined and consolidated financial statements include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries. The Company’s maximum exposure to loss is the carrying value of the assets and liabilities of the Operating Partnership, which represents all of the Company’s assets and liabilities. As the Company holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs.

For entities not determined to be VIEs, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Company records a noncontrolling interest on the condensed combined and consolidated balance sheets. All intercompany balances and transactions are eliminated in consolidation.

Noncontrolling interest. The Company presents noncontrolling interest and classifies such interest as a component of consolidated shareholders’ equity, separate from the Company’s Class A shareholders’ equity. Noncontrolling interest in the Company represent operating partnership units held by subsidiaries of MGM. Net income or loss of the Operating Partnership is allocated to noncontrolling interest based on their respective ownership percentages of the Operating Partnership. Ownership percentage is calculated by dividing the number of operating partnership units held by the noncontrolling interest by the total operating partnership units held by the noncontrolling interest and the Company. Issuance of additional Class A shares and operating partnership units changes the ownership interests of both the noncontrolling interest and the Company. Such transactions and the related proceeds would be treated as capital transactions.

MGM may tender its operating partnership units for redemption by the Operating Partnership in exchange for cash equal to the market price of MGP’s Class A shares at the time of redemption or for unregistered Class A shares on a one-for-one basis. Such selection to pay cash or issue Class A shares to satisfy an operating partnership unitholder’s redemption request is solely within the control of MGP’s independent conflicts committee.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, real estate impairment assessments and the allocation of income taxes to the Company’s Predecessor. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from these estimates.

Real estate investments. Real estate investments consist of the land, buildings, improvements and integral equipment of the Properties, which were contributed to MGP pursuant to the MCA. Because the Formation Transactions represent a transaction between entities under common control, such real estate was initially recorded by the Company at MGM’s historical cost basis, less accumulated depreciation (i.e., there was no change in the basis of the contributed assets), as of the IPO Date. Costs of maintenance and repairs to real estate investments are the responsibility of the Tenant under the Master Lease.

Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the Properties, including capital improvements that expand the footprint or square footage of any of the Properties or extend the useful life of the Properties, as well as equipment that would be a necessary improvement at any of the Properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Non-Normal Tenant Improvements were $20.9 million as of June 30, 2016.

In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements and equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques. There were no impairment charges related to long-lived assets recognized during the three and six months ended June 30, 2016 or 2015.

Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of 90 days or less at the date of acquisition. Such investments are carried at cost, which approximates market value.

Deferred revenue. The Company receives nonmonetary consideration related to Non-Normal Tenant Improvements as they automatically become MGP’s property, and recognizes the cost basis of Non-Normal Tenant Improvements as real estate investments and deferred revenue. The Company depreciates the real estate investments over their estimated useful lives and amortizes the deferred revenue as additional rental revenue over the remaining term of the Master Lease once the related real estate assets are placed in service.

Revenue recognition. Rental revenue under the Master Lease is recognized on a straight-line basis over the non-cancelable term and reasonably assured renewal periods, which includes the initial lease term of ten years and all four additional five-year terms under the Master Lease, for all contractual revenues that are determined to be fixed and measurable. The difference between such rental revenue earned and the cash rent due under the provisions of the Master Lease is recorded as deferred rent receivable and included as a component of prepaid expenses and other assets, or as deferred revenue if cash rent due exceeds rental revenue earned.

Property tax reimbursements from Tenant arise from the triple-net structure of the Master Lease which provides for the recovery of property taxes, which are paid by the Company on behalf of the Tenant. This revenue is accrued in the same periods as the expense is incurred.

Depreciation and property transactions. Depreciation expense is recognized over the useful lives of real estate applying the straight-line method. Useful lives are periodically reviewed. Leased real estate and leasehold improvements are depreciated on a straight-line basis over the following estimated useful lives:

Buildings and building improvements	20 to 40 years
Land improvements	10 to 20 years
Fixtures and integral equipment	3 to 20 years

Property transactions, net are comprised of transactions related to long-lived assets, such as normal losses on the disposition of assets.

Property insurance. The condensed combined and consolidated financial statements include the allocation of property insurance costs incurred and paid by MGM with respect to the Company’s Predecessor. MGM has an annual master property insurance program for which a total premium is allocated to each property. The allocation is based on total location value as well as the specific item insured (building, personal property and business interruption). Finally, the allocated amounts are adjusted by specific risk factors such as loss expectation and geographical location. Property insurance expenses were allocated to the Company’s Predecessor for all the Properties being transferred. The expense allocations have been determined on a basis that both the Company and MGM consider to be a reasonable reflection of the benefit received by the Company’s Predecessor during the periods presented. The allocations may not, however, reflect the expense that the Company’s Predecessor would have incurred as a stand-alone entity for the periods presented. Actual costs that may have been incurred if the Company’s Predecessor had been a stand-alone entity would depend on a number of factors, including, but not limited to, the chosen insurance coverage. The Company does not recognize property insurance expense subsequent to the IPO Date, as these costs are the direct responsibility of the Tenant under the Master Lease.

General and administrative. General and administrative expenses include the salaries and benefits of employees and external consulting costs. In addition, pursuant to a corporate services agreement entered into on the IPO Date between the Operating Partnership and MGM (the “Corporate Services Agreement”), MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services. MGM is reimbursed for all costs it incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement from the IPO Date through June 30, 2016 of $0.3 million.

Share-based compensation. The Company recognizes share-based compensation awards as compensation expense and includes such expense within general and administrative expense in the condensed combined and consolidated statement of operations. Compensation expense, net of estimated forfeitures, for restricted share unit awards is based on the fair value of the MGP’s Class A shares at the date of grant and is generally recognized ratably over the vesting period. For ratable awards, the Company recognized compensation costs for all grants on a straight-line basis over the requisite service period of the entire award. Compensation expense for performance share unit awards, which have market conditions, is based on a Monte Carlo simulation at the date of grant and is generally recognized ratably over the vesting period.

Income taxes. The Company will elect to be taxed as a REIT as defined under Section 856(a) of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2016. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. This represents an in-substance exemption from federal income tax that would continue as long as MGP continues to pass all the qualification tests. There are no indicators of failure to meet the qualifications. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company anticipates that it will distribute at least 100% of its taxable income in the taxable year ending December 31, 2016. Accordingly, for periods subsequent to the IPO Date, the accompanying condensed combined and consolidated financial statements do not reflect a provision for federal income taxes. However, the Company may still be subject to federal excise tax, as well as certain state and local income and franchise taxes.

The Company was included in the consolidated or unitary income tax returns of MGM for all Predecessor periods. In the accompanying financial statements, the Predecessor periods reflect income taxes as if the Company was a separate stand-alone company.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Uncertain tax positions are recorded in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company has no liabilities for uncertain tax positions as of June 30, 2016. The earliest tax year for which the Company is subject to examination is 2011.

The Company has adopted the accounting policy that interest and penalties will be classified as a component of income tax expense. No interest or penalties were recorded for the three and six months ended June 30, 2016 or 2015.

Net income per share. Basic net income per share includes only the weighted average number of Class A shares outstanding during the period. Dilutive net income per share includes the weighted average number of Class A shares and the dilutive effect of share-based compensation awards outstanding during the period, when such awards are dilutive.

Fair value measurements. Fair value measurements are utilized in accounting for testing of long-lived assets for impairment. Fair value of financial and nonfinancial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1—Observable inputs for identical instruments such as quoted market prices;

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3—Unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including management’s own data.

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The principal amount and fair value of other financial instruments are as follows:

	June 30, 2016
	Principal Amount	Fair Value
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$296,250	$292,547
Senior secured term loan B facility	1,845,375	1,852,295
Senior secured revolving credit facility	—	—
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,105,125

The estimated fair value of the Company’s debt was estimated using quoted market prices for each of the Company’s term loan A facility, term loan B facility, revolving credit facility and senior notes. These fair value measurements are considered Level 2 of the fair value hierarchy.

Reportable segment. The Properties are similar in that they consist of large scale destination entertainment and leisure resorts and related offerings, whose tenant offers casino gaming, hotel, convention, dining, entertainment and retail, held by a subsidiary of the Operating Partnership, have similar economic characteristics and are governed under a single Master Lease. As such, the Properties are reported as one reportable segment.

Concentrations of credit risk. Following the IPO Date, all of the Properties have been leased to a wholly owned subsidiary of MGM, and all of MGP’s revenues are derived from the Master Lease. MGM is a publicly traded company and is subject to the filing requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Refer to www.edgar.gov for MGM’s publicly available financial information. Management does not believe there are any other significant concentrations of credit risk.

Geographical risk. The majority of the Company’s assets are located in Las Vegas, Nevada. Accordingly, future negative trends in local economic activity or natural disasters in this area might have a more significant effect on the Company than a more geographically diversified entity and could have an adverse impact on its financial condition and operating results.

Recently issued accounting standards. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of Accounting Standards

Update No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”) to the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently in the process of determining the method of adoption and assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which replaces the existing guidance in FASB ASC Topic 840, Leases. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of determining the method of adoption and assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of determining the method of adoption and assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

NOTE 3 — REAL ESTATE INVESTMENTS

The carrying value of real estate investments is as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Land	$4,107,945	$4,107,953
Buildings, building improvements and land improvements	6,016,103	5,857,232

	10,124,048	9,965,185
Less: Accumulated depreciation	(2,276,341)	(2,171,546)

	$7,847,707	$7,793,639

NOTE 4 — LEASES

Master Lease. Pursuant to the Master Lease, the Tenant has leased the Properties from the Landlord. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The Master Lease provides that any extension of its term must apply to all of the real estate under the Master Lease at the time of the extension. The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the Master Lease provides MGP with a right of first offer with respect to MGM’s development properties located in National Harbor, Maryland and Springfield, Massachusetts (the “ROFO Properties”), which MGP may exercise should MGM elect to sell these properties in the future.

As of June 30, 2016, the annual rent payments under the Master Lease were $550 million. Rent under the Master Lease consists of a “base rent” component and a “percentage rent” component. For the first year, the base rent represents 90% of the initial total rent payments due under the Master Lease, or $495 million, and the percentage rent represents 10% of the initial total rent payments due under the Master Lease, or $55 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant (the “Operating Subtenants”), collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the Operating Subtenants, from the leased properties subject to the Master Lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).

In connection with the Borgata Transaction, as defined and discussed further in Note 10 — Subsequent Events, the annual rent payments due under the Master Lease increased to $650 million. For the first year, the base rent represents 90% of the initial total rent payments due under the Master Lease, or $585 million, and the percentage rent represents 10% of the initial total rent payments due under the Master Lease, or $65 million.

Rental revenues from the Master Lease for the three and six months ended June 30, 2016 were $101.3 million and represent activity from the IPO Date through June 30, 2016. The Company also recognized revenue related to the reimbursement of property taxes paid by the Tenant of $9.7 million for the same periods.

Under the Master Lease, future noncancelable minimum rental revenues (excluding the effect of straight-line rents and including the effect of the Borgata Transaction) are as follows:

Year ending December 31,	(in thousands)
2017	$658,775
2018	670,651
2019	682,764
2020	695,119
2021	707,721
Thereafter	2,599,799

NOTE 5 — DEBT

Debt consists of the following:

June 30,
2016
(in thousands)
Senior secured credit facility
Senior secured term loan A facility	$296,250
Senior secured term loan B facility	1,845,375
Senior secured revolving credit facility	—
$1,050 million 5.625% senior notes, due 2024	1,050,000

3,191,625
Less: Unamortized discount and debt issuance costs	(56,834)

$3,134,791

Operating Partnership bridge facilities. MGM borrowed $4.0 billion under certain bridge facilities, which were subsequently contributed to the Operating Partnership pursuant to the MCA. The Operating Partnership repaid the bridge facilities with a combination of proceeds from its financing transactions described below and the proceeds from MGP’s initial public offering.

Operating Partnership credit agreement. The Operating Partnership entered into a credit agreement, comprised of a $300 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility and a $600 million senior secured revolving credit facility. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The term loan facilities are recorded at cost net of the original issue discount and related borrowing costs. The related original issue discount and the borrowing costs are amortized over the term of the borrowing. The revolving credit facility is recorded at cost. The related borrowing costs are capitalized as a component of prepaid expenses and other assets and amortized over the term of the credit facility. The revolving credit facility and term loan A facility bear interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate will be determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 2.25% to 2.75%. The term loan B facility bears interest at LIBOR plus 3.25% with a LIBOR floor of 0.75%. The term loan B facility was issued at 99.75% to initial lenders. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023. As of June 30, 2016, no amounts were drawn on the revolving credit facility. At June 30, 2016, the interest rate on the term loan A was 3.21% and the interest rate on the term loan B was 4.0%.

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

Operating Partnership senior notes. On April 20, 2016, a wholly owned subsidiary of the Operating Partnership issued $1.05 billion in aggregate principal amount of 5.625% senior notes due 2024 and on the IPO Date, the Operating Partnership entered into a supplemental indenture through which it assumed the obligations under the senior notes from such subsidiary (which merged into the Operating Partnership on such date). The senior notes are recorded at cost net of the original issue discount and related borrowing costs, and will mature on May 1, 2024. Interest on the senior notes is payable on May 1 and November 1 of each year, commencing on November 1, 2016. The senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by all of the Operating Partnership’s subsidiaries that guarantee the Operating Partnership’s credit facilities. The Operating Partnership may redeem all or part of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes plus, to the extent the Operating Partnership is redeeming senior notes prior to the date that is three months prior to their maturity date, an applicable make whole premium, plus, in each case, accrued and unpaid interest.

The indenture governing the senior notes contains customary covenants that limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase operating partnership units, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of debt, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indenture governing the senior notes, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of the Company.

Maturities of debt. Maturities of the principal amount of the Company’s debt as of June 30, 2016 are as follows:

Year ending December 31,	(in thousands)
2016	$16,750
2017	33,500
2018	33,500
2019	33,500
2020	33,500
2021	247,250
Thereafter	2,793,625

$3,191,625

Deferred financing costs. Deferred financing costs were incurred in connection with the issuance of the term loan facilities, revolving credit facility and senior notes. Costs incurred in connection with term loan facilities and senior notes are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness, and are included in interest expense in the condensed combined and consolidated statement of operations. Costs incurred in connection with the revolving credit facility are capitalized as a component of prepaid expenses and other assets. These costs are amortized over the term of the revolving credit facility, and are included in interest expense in the condensed combined and consolidated statement of operations. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $1.7 million during the three and six months ended June 30, 2016.

NOTE 6 — SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

On the IPO Date, MGP completed the initial public offering of 57,500,000 of its Class A shares representing limited liability company interests at an initial offering price of $21.00 per share, inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares. MGM retained ownership of MGP’s single Class B share. The Class B Share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class B shareholder is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares. If the holder of the Class B share and its controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%, the Class B share is no longer entitled to any voting rights. To the extent that the Class B share is entitled to majority voting power pursuant to MGP’s operating agreement, MGM may only transfer the Class B share (other than transfers to us and MGM’s controlled affiliates) if and to the extent that such transfer is approved by special approval by an independent conflicts committee, not to be unreasonably withheld. When determining whether to grant such approval, the conflicts committee must take into account the interests of MGP’s Class A shareholders and MGP ahead of the interests of the holder of the Class B share. No par value is attributed to the Company’s Class A and Class B shares.

MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the outstanding operating partnership units. Certain subsidiaries of MGM continue to hold 73.3% of the outstanding operating partnership units. The operating partnership units held by subsidiaries of MGM are redeemable for cash or, at the election of MGP’s conflicts committee, into Class A shares on a one-for-one basis. Management has evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be delivered under the share settlement of these operating partnership units. Based on the results of this analysis, management concluded that these convertible operating partnership units met the criteria to be classified within consolidated equity at June 30, 2016.

On June 16, 2016, the Operating Partnership announced a distribution to holders of operating partnership units of $0.2632 per unit (which amount was based on a distribution of $0.3575 per operating partnership unit for a full quarter). The Company concurrently declared a pro rata cash dividend for the quarter ended June 30, 2016, of $0.2632 per Class A share (which amount was based on a distribution of $0.3575 per Class A share for a full quarter) payable to shareholders of record as of June 30, 2016. The distribution and dividend were paid on July 15, 2016.

The following table presents the Company’s changes in shareholders’ equity for the six months ended June 30, 2016:

		Additional		Predecessor	Non-	Total
	Class A	Paid-in	Retained	Net Parent	controlling	Shareholders’
	Shares	Capital	Deficit	Investment	Interest	Equity
	(in thousands, except per share amounts)
Balances at December 31, 2015	$—	$—	$—	$6,058,959	$—	$6,058,959
Net loss – January 1, 2016 to April 24, 2016	—	—	—	(84,383)	—	(84,383)
Assumption of bridge facilities from MGM	—	—	—	(4,000,000)	—	(4,000,000)
Other contributions from MGM	—	—	—	1,893,502	—	1,893,502
Issuance of Class A shares	—	1,207,500	—	—	—	1,207,500
Initial public offering costs	—	(75,032)	—	—	—	(75,032)
Noncontrolling interest effective April 25, 2016	—	201,784	—	(3,868,078)	3,666,294	—
Net income – April 25, 2016 to June 30, 2016	—	—	6,953	—	19,105	26,058
Share-based compensation	—	38	—	—	104	142
Dividends declared, $0.2632 per Class A share	—	—	(15,134)	—	(41,586)	(56,720)

Balances at June 30, 2016	$—	$1,334,290	$(8,181)	$—	$3,643,917	$4,970,026

NOTE 7 — SHARE-BASED COMPENSATION

2016 Omnibus Incentive Plan. The Company’s omnibus incentive plan (the “Omnibus Plan”), allows it to grant share options, share appreciation rights (“SARs”), restricted shares, restricted share units (“RSUs”), performance shares, performance share units (“PSUs”) and other share-based awards to eligible directors, officers and employees of the Company and its subsidiaries and affiliates, including, without limitation, the Operating Partnership and MGM. The Omnibus Plan is administered by the Board of Directors (the “Board”). The Board has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

●	The Omnibus Plan allows for the issuance of up to 2.5 million shares; and

●	Limits on the maximum amount of shares to be granted, in the aggregate, to any individual participant within any fiscal year as well as limits on the maximum aggregate grant date value (regardless of type(s) of award granted) in any fiscal year to any non-employee director of the Company; and

●	For stock options and SARs, the exercise price of the award must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.

RSUs granted vest ratably over four years, except for RSUs granted to non-employee directors of the Company and its affiliates which vest at the earlier of one year or the date of the next annual meeting of the Company’s shareholders following the date of grant (for the non-employee directors of the Company) or the next annual meeting of MGM’s shareholders after June 1, 2016 (for the non-employee directors of MGM). Expense is recognized primarily on a straight-line basis over the vesting period of the awards, net of estimated forfeitures. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate.

PSUs granted vest subject to a market condition, in which a percentage of the target award granted vests based on the Company’s percentile rank of Total Shareholder Return (“TSR”) in relation to a comparison group of peer companies at the end of a three year performance period. The PSUs vest at defined percentages. No shares are issued unless the TSR is above the thirtieth percentile of the comparison group, and the maximum payout is capped at 160% of the target award should the TSR be in the ninetieth percentile or greater. Should the Company’s TSR be negative during the performance period, then the maximum portion of the target award eligible for vesting is 100%. Expense is recognized on a graded basis over the performance period beginning on the date of grant. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate.

The Board may grant any participant dividend equivalent rights (“Dividend Equivalent Rights”) based on the dividends paid on shares that are subject to any award other than options or SARs, to be credited as of dividend payment dates, during the period between the date the award is granted and the date the award is exercised, is settled, is paid, vests or expires. Dividend Equivalent Rights relating to awards that vest or become payable or earned in whole or in part subject to performance goals or conditions will be subject to the same performance goals or conditions as the underlying award. Regardless of if the dividends are paid in cash or in kind (share-based awards with equivalent value) the rights are recorded to retained earnings with a credit to cash or additional paid-in capital (if in-kind awards are paid).

As of June 30, 2016, the Company had an aggregate of 2 million Class A shares available for grant as share-based awards under the Omnibus Plan. A summary of activity under the Company’s share-based payment plans for the six months ended June 30, 2016 is presented below:

Restricted share units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Units	Grant-Date	Units	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value
Granted	240	21.05	44	20.58

Nonvested at June 30, 2016	240	$21.05	44	$20.58

Shares granted in the above table include share-based compensation awards granted to eligible directors, officers and employees of the Company and MGM, and include Dividend Equivalent Rights on RSUs and PSUs. In accordance with applicable U.S. GAAP, the Company only recognizes share-based compensation expense related to its eligible directors, officers and employees.

As of June 30, 2016, there was a total of $0.8 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1 year. As of June 30, 2016, there was a total of $0.8 million of unamortized compensation related to PSUs which is expected to be recognized over a weighted-average period of 2.8 years.

Recognition of compensation cost. Compensation cost for the Omnibus Plan was $0.1 million for the three and six months ended June 30, 2016.

For RSUs, compensation expense is calculated based on the fair market value of our Class A shares on the date of grant. Compensation cost for PSUs granted under the Omnibus Plan is based on the fair value of each award, measured by applying a Monte Carlo simulation method on the date of grant, using the following weighted-average assumptions:

Six Months Ended
June 30, 2015
Expected volatility	26%
Expected term	3 yrs.
Expected dividend yield	0%
Risk-free interest rate	0.9%
Weighted-average fair value of PSUs granted	$20.52

Expected volatility is based in part on historical volatility and in part on implied volatility based on traded shares of the Company’s Class A shares. The expected term is equal to the three year performance period. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

NOTE 8 — NET INCOME PER SHARE

The table below provides net income and the number of Class A shares used in the computations of “basic” net income per share, which utilizes the weighted-average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” net income per share, which includes all such shares. Net income attributable to Class A shares, weighted average

Class A shares outstanding and the effect of dilutive securities outstanding are presented for the period subsequent to the IPO Date. Net income per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights.

April 25 – June 30,
2016
(in thousands, except share
and per share amounts)
Basic net income per share
Numerator:
Net income attributable to Class A shares	$6,953
Denominator:
Basic weighted average Class A shares outstanding	57,500,000

Basic net income per Class A share	$0.12

April 25 – June 30,
2016
(in thousands, except share
and per share amounts)
Diluted net income per share
Numerator:
Net income attributable to Class A shares	$6,953
Denominator:
Basic weighted average Class A shares outstanding	57,500,000
Effect of dilutive securities outstanding(1)	239,166

Weighted average shares for diluted net income per Class A share	57,739,166

Diluted net income per Class A share	$0.12

(1)	No potentially dilutive shares related to outstanding share-based compensation awards were excluded as any such amounts were deemed to be antidilutive.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, from time to time, MGP expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which MGP believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

NOTE 10 — SUBSEQUENT EVENTS

Borgata Transaction. On May 31, 2016, MGM entered into a definitive agreement to acquire Boyd Gaming Corporation’s ownership interest in Borgata Hotel Casino and Spa (“Borgata”). Further, MGM, MGP, the Operating Partnership, the Landlord and the Tenant entered into a master transaction agreement (the “Master Transaction Agreement”), which provides for, among other things, the transfer of the real estate assets related to Borgata located at Renaissance Pointe in Atlantic City, New Jersey from a subsidiary of MGM to the Landlord (the “Borgata Transaction”). A subsidiary of MGM will operate Borgata. MGM is in the process of determining the fair value of the assets acquired and liabilities assumed in its purchase price allocation. On August 1, 2016 the Company completed the acquisition of the real estate assets related to Borgata.

The mix of consideration that was paid by MGP to a subsidiary of MGM consisted of the assumption by the Landlord of $545 million of indebtedness from a subsidiary of MGM and 27.4 million operating partnership units. The purchase is being accounted for as a transaction under common control, and the real estate assets will continue to be accounted for at the fair value determined by MGM in its purchase price allocation.

The real estate assets were leased by the Landlord to the Tenant via an amendment to the existing Master Lease. As a result of the consummation of the Borgata Transaction, the initial rent under the Master Lease increased by $100 million, $90 million of which relates to the base rent for the initial term and the remaining $10 million relates to the percentage rent. Following the closing of the acquisition, the base rent under the Master Lease is now $585 million for the initial term and the percentage rent is $65 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements.

The following discussion and analysis is based on, and should be read in conjunction with, the condensed combined and consolidated financial statements and the related condensed notes thereto, of MGP and the Predecessor for the periods ended June 30, 2016 and June 30, 2015. The results of operations for the period of January 1, 2016 through April 24, 2016 relate solely to the Predecessor, while the results of operations from the IPO Date through June 30, 2016 reflect the results of MGP subsequent to the April 25, 2016 initial public offering (“IPO”).

References to “we,” “our,” “us,” “the Company,” or “MGP” refer to MGM Growth Properties LLC and its consolidated affiliates, including the Operating Partnership, through which MGP conducts its operations. References to the “Predecessor” are to the real estate activity and holdings of the entities that own the historical interests in the assets of the Properties.

Executive Overview

We are a limited liability company that was formed in Delaware on October 23, 2015. We conduct our operations through our Operating Partnership, a Delaware limited partnership formed by MGM on January 6, 2016. The Company intends to make an election on our U.S. federal income tax return for our taxable year ending December 31, 2016 to be treated as a REIT.

Following the completion of our initial public offering, we became a publicly traded, controlled REIT primarily engaged in the real property business which consists of owning, acquiring and leasing large-scale casino resort properties, which include destination entertainment and leisure resorts, and whose tenants generally offer hotel, convention, dining, entertainment and retail. MGM continued to hold a controlling interest in us following the completion of our initial public offering through its ownership of our single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. In addition, MGM continues to hold a majority economic interest in the Operating Partnership through its direct and indirect ownership of operating partnership units. One of our subsidiaries is the sole general partner of the Operating Partnership.

We generate all of our revenues by leasing the real estate assets of the Properties through the Landlord, a wholly owned subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM, in a “triple-net” lease arrangement, which requires the Tenant to pay substantially all costs associated with each Property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Additionally, the Master Lease provides us with a right of first offer to purchase the real estate assets with respect to the ROFO Properties currently under construction in the event that MGM elects to sell them. The annual rent payments due under the Master Lease were initially $550 million and increased to $650 million for the remainder of the year following the completion of the Borgata Transaction. The Master Lease is guaranteed by MGM.

As of June 30, 2016, our portfolio consisted of nine premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas. The Properties are leased by the Landlord, a subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM.

Borgata Transaction

On August 1, 2016, MGM completed its acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) interest in Borgata, giving MGM 100% ownership of Borgata. Immediately following such transaction, we acquired Borgata’s real property from MGM for consideration consisting of the assumption by the Landlord of $545 million of indebtedness from a subsidiary of MGM and 27.4 million operating partnership units, and leased back the real property to a subsidiary of MGM.

Borgata’s real estate property was added to the existing Master Lease between MGM and MGP. As a result, the annual rent payment to the Landlord increased by $100 million. Consistent with the Master Lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022.

Master Lease

Rent under the Master Lease consists of the base rent and the percentage rent. The annual rent payments due under the Master Lease were initially $550 million, which increased to $650 million after the Borgata Transaction for the remainder of the first year. For the first year, the base rent represents 90% of the initial total rent payments due under the Master Lease, or $495 million ($585 million after the Borgata Transaction), and the percentage rent represents 10% of the initial total rent payments due under the Master Lease, or $55 million ($65 million after the Borgata Transaction).

Base Rent

The base rent is a base annual amount for the duration of the lease and includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the Operating Subtenants of the Properties collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue. Base rent and percentage rent that are known at the lease commencement date will be recorded on a straight-line basis over 30 years, which represents the initial ten-year non-cancelable lease term and all four five-year renewal terms under the Master Lease, as such renewal terms have been determined to be reasonably assured.

Percentage Rent

The percentage rent is a variable percentage rent which consists of a fixed annual amount for approximately the first six years of our Master Lease and then adjusted every five years thereafter based on the average actual annual net revenues of our Tenant, and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease at such time during the trailing five-calendar-year period (calculated by multiplying the average annual net revenues (excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue) for the trailing five-calendar-year period by 1.4%).

Under the Master Lease, the Tenant is required to maintain the premises in reasonably good order and repair. The Master Lease requires the Tenant to spend an aggregate amount of at least 1% of actual adjusted net revenues from the Properties per calendar year on capital expenditures.

General and Administrative and Corporate Services

We incur general and administrative expenses for items such as compensation costs, professional services, legal expenses, certain costs of being a public company, office costs and other costs associated with development activities. In addition, we incur costs for corporate services from MGM for amounts reimbursed to MGM under the Corporate Services Agreement entered into between the Operating Partnership and MGM that covers financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services.

We estimate that our general and administrative costs will be between $10 million to $15 million per year. Pursuant to the terms of the partnership agreement of the Operating Partnership, the Operating Partnership is required to pay for or reimburse us for these expenses (and generally for any expenses we incur relating to the operation of, or for the benefit of, the Operating Partnership or us). Any such reimbursements are taken into account by our wholly owned subsidiary, the general partner, before causing the Operating Partnership to make any distributions to holders of operating partnership units and do not affect our pro rata entitlement, as a holder of operating partnership units, to distributions from the Operating Partnership.

Expenditures necessary to maintain our Properties in reasonably good order and repair are paid or reimbursed by the Tenant pursuant to the Master Lease with respect to the Properties. Other operating expenses relating to the Properties such as property taxes and insurance are also paid or reimbursed by the Tenant.

Combined Results of Operations for the Predecessor and MGP

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Overview

The following comparative discussion of results of operations for the three and six months ended June 30, 2016 reflects the results of operations of the Predecessor through April 24, 2016 combined with the results of operations of MGP from the IPO Date through June 30, 2016. The prior year periods reflect solely the results of operations of the Predecessor.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net revenues	$110,903	$—	$110,903	$—
Operating income (loss)	$39,193	$(61,538)	$(28,778)	$(122,291)

Revenues

Revenues, including property taxes reimbursed by Tenant, for the three and six months ended June 30, 2016 of $110.9 million, represents revenues generated by the Company from April 25, 2016 through June 30, 2016. The Predecessor generated no revenues during the three and six months ended June 30, 2016 and 2015. Tenant reimbursement income arises from the triple-net structure of the Master Lease which provides for the recovery of all of the operating expenses and property taxes of the Properties. This revenue is accrued in the same periods as the expense is incurred.

Operating Expenses

Depreciation. Depreciation expense for the three and six months ended June 30, 2016 was $53.1 million and $104.6 million, respectively, which includes depreciation of the Predecessor through April 24, 2016 of $12.2 million and $63.7 million for the three and six months ended June 30, 2016, respectively. Depreciation expense for the three and six months ended June 30, 2015 was $46.2 million and $91.6 million, respectively, which solely relates to the depreciation expense of the Predecessor. Depreciation expense for both the three and six month periods increased primarily due to depreciation recognized on property improvements during the year as well as accelerated depreciation recognized on assets disposed of during the year.

Property transactions, net. Property transactions, net for the three and six months ended June 30, 2016 were $0.3 million and $1.2 million, respectively, compared to $0 for the three and six months ended June 30, 2015, and relate to normal losses on the disposition of assets recognized during the year.

Property taxes. Property tax expense for the three and six months ended June 30, 2016 was $13.3 million and $26.5 million, respectively, compared to $12.8 million and $25.4 million for the three and six months ended June 30, 2015, respectively. This increase was due to higher property tax assessments.

Property insurance. Property insurance expense for the three and six months ended June 30, 2016 was $0.6 million and $2.9 million, respectively, compared to $2.5 million and $5.3 million for the three and six months ended June 30, 2015, respectively. Property insurance expense decreased in the current year periods because MGP does not recognize property insurance expense following the IPO Date due to such costs being direct costs of the Tenant and not an obligation of MGP.

General and administrative. General and administrative expense for the three and six months ended June 30, 2016 was $4.4 million, which included $1.4 million of certain costs relating to setting up operations including payroll and relocation costs, $0.6 million relating to expenses incurred in connection with the Borgata Transaction and $0.1 million of share-based compensation expense. The Predecessor did not have any general and administrative expense.

Non-Operating Expenses

Total non-operating expenses for the three and six months ended June 30, 2016 was $29.5 million, primarily related to interest expense on our senior secured credit facility and senior notes, which included amortization of debt issuance costs of $1.7 million for the three and six months ended June 30, 2016.

Supplemental Data: Results of Operations Subsequent to the IPO Date

The following table summarizes the combined and consolidated results of operations for MGP for the three months ended June 30, 2016:

	Three Months	Less:
	Ended	April 1, 2016 to	IPO Date to
	June 30, 2016	April 24, 2016	June 30, 2016
	(in thousands)
Revenues
Rental revenue	$101,253	$—	$101,253
Property taxes reimbursed by Tenant	9,650	—	9,650

	110,903	—	110,903

Expenses
Depreciation	53,123	12,198	40,925
Property transactions, net	335	—	335
Property taxes	13,305	3,655	9,650
Property insurance	559	559	—
General and administrative	4,388	—	4,388

	71,710	16,412	55,298

Operating income (loss)	39,193	(16,412)	55,605
Interest expense	29,475	—	29,475
Other non-operating expense	72	—	72

Net income (loss)	9,646	(16,412)	26,058
Less: Net (income) loss attributable to noncontrolling interest	(2,693)	16,412	(19,105)

Net income (loss) attributable to Class A shareholders	$6,953	$—	$6,953

Reconciliation of Non-GAAP Financial Measures
Net income (loss)	$9,646	$(16,412)	$26,058
Real estate depreciation	53,123	12,198	40,925
Property transactions, net	335	—	335

Funds From Operations	63,104	(4,214)	67,318
Amortization of financing costs	1,714	—	1,714
Non-cash compensation expense	142	—	142
Net effect of straight-line rent	(420)	—	(420)

Adjusted Funds From Operations	64,540	(4,214)	68,754
Interest expense	29,475	—	29,475
Amortization of financing costs	(1,714)	—	(1,714)

Adjusted EBITDA	$92,301	$(4,214)	$96,515

Weighted average operating partnership units outstanding(1)
Basic			215,500,000
Diluted			215,739,166
FFO per operating partnership unit
Diluted			$0.31
AFFO per operating partnership unit
Diluted			$0.32

(1)	Represents the weighted average operating partnership units outstanding from the IPO Date through June 30, 2016.

Non-GAAP Measures

Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, as defined by the National Association of Real Estate Investment Trusts.

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs, non-cash compensation expense and the net effect of straight-line rents.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, interest expense (including amortization of financing costs), non-cash compensation expense and the net effect of straight-line rents.

FFO, AFFO and Adjusted EBITDA are useful supplemental performance measures that have not been prepared in conformity with U.S. GAAP to investors in comparing operating and financial results between periods. This is especially true since these measures exclude real estate depreciation and amortization expense and the Company believes that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes such a presentation also provides investors with a more meaningful measure of the Company’s operating results in comparison to the operating results of other REITs. Adjusted EBITDA is useful to investors to further supplement AFFO and FFO and to provide investors a performance metric which excludes interest expense.

FFO, AFFO and Adjusted EBITDA do not represent cash flow from operations as defined by U.S. GAAP, should not be considered as an alternative to net income as defined by U.S. GAAP and are not indicative of cash available to fund all cash flow needs. Investors are also cautioned that FFO, AFFO and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other REITs due to the fact that not all real estate companies use the same definitions.

The following table presents a reconciliation of FFO, AFFO and Adjusted EBITDA to net income (loss) attributable to MGP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net income attributable to Class A shareholders	$6,953	$—	$6,953	$—
Add: Net income (loss) attributable to noncontrolling interest	2,693	(61,538)	(65,278)	(122,291)

Net income (loss)	9,646	(61,538)	(58,325)	(122,291)
Real estate depreciation	53,123	46,190	104,600	91,617
Property transactions, net	335	—	1,209	—

Funds From Operations	63,104	(15,348)	47,484	(30,674)
Amortization of financing costs	1,714	—	1,714	—
Non-cash compensation expense	142	—	142	—
Net effect of straight-line rent	(420)	—	(420)	—

Adjusted Funds From Operations	64,540	(15,348)	48,920	(30,674)
Interest expense	29,475	—	29,475	—
Amortization of financing costs	(1,714)	—	(1,714)	—

Adjusted EBITDA	$92,301	$(15,348)	$76,681	$(30,674)

Liquidity and Capital Resources

Property rental revenue is our primary source of cash and is dependent on the Tenant’s ability to pay rent. Our primary uses of cash include payment of operating expenses, debt service and distributions to shareholders and unitholders. We believe we currently have sufficient liquidity to satisfy all our commitments in the form of $338 million in cash and cash equivalents and $600 million of borrowing capacity under our revolving credit facility as of June 30, 2016.

Summary of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2016 was $62.3 million, which was primarily attributable to rental revenue received under the Master Lease. Net cash used in operating activities for the six months ended June 30, 2015 was $30.7 million, which was primarily attributable to the operating expenses of the Predecessor.

Net cash used in investing activities for the six months ended June 30, 2016 was $139.0 million, which was primarily attributable to capital expenditures, compared to cash used in investing activities of $14.8 million during the same prior period. Such amounts were funded by the Parent and relate to the activity of the Predecessor prior to the IPO Date.

Net cash provided by financing activities for the six months ended June 30, 2016 was $414.7 million, which was primarily attributable to net proceeds of $3.1 billion from the issuance of debt and $1.1 billion in net proceeds received from the issuance of Class A shares, partially offset by $4.0 billion repayment of the bridge facilities that were assumed by the Operating Partnership in connection with the IPO and related transactions. Net cash provided by financing activities for the six months ended June 30, 2015 was $45.5 million, which represents the net amount transferred from Parent related to the Predecessor.

Dividends and Distributions

On June 16, 2016, the Operating Partnership announced a distribution to holders of operating partnership units of $0.2632 per unit (which amount was based on a distribution of $0.3575 per operating partnership unit for a full quarter). The Company’s Board of Directors concurrently declared a pro rata cash dividend for the quarter ended June 30, 2016, of $0.2632 per Class A share (which amount was based on a distribution of $0.3575 per Class A share for a full quarter) payable to shareholders of record as of June 30, 2016. The distribution and dividend were paid on July 15, 2016. As a result of the Borgata Transaction, MGP expects to pay quarterly distributions in cash of approximately $22 million equal to $0.3875 per share ($89 million on an annualized basis equal to $1.55 per share) to its Class A shareholders beginning in the third quarter of 2016, which amount may be changed in the future without advance notice.

The Company intends to make an election on its federal income tax return for its taxable year ending December 31, 2016 to be treated as a REIT. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. Commencing with our taxable year ending on December 31, 2016, our annual distribution will not be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains.

Principal Debt Arrangements

As of June 30, 2016 we have $3.2 billion principal amount of indebtedness in the form of senior secured credit facilities and senior notes which were incurred by the Operating Partnership in connection with our IPO and related transactions. The Operating Partnership’s senior credit facilities include a $300 million term loan A facility which matures in 2021, a $1.85 billion term loan B facility which matures in 2023 and a $600 million revolving credit facility which also matures in 2021. The revolving credit facility remained undrawn as of June 30, 2016. The Operating Partnership’s $1.05 billion principal amount of senior notes will mature in 2024.

Our senior secured credit facility contains customary covenants that, among other things limit the ability of the Operating Partnership and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur, assume or suffer to exist any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make distributions, loans or transfers of assets to the Operating Partnership or any restricted subsidiary. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. The revolving credit facility and the term loan A facility require the Operating Partnership to comply with certain financial covenants, which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term.

Our senior secured credit facility also provides for customary events of default, including, without limitation, (i) payment defaults, (ii) inaccuracies of representations and warranties, (iii) covenant defaults, (iv) cross-defaults to certain other indebtedness in excess of specified amounts, (v) certain events of bankruptcy and insolvency, (vi) judgment defaults in excess of specified amounts, (vii) actual or asserted invalidity or impairment of any loan documentation, (viii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral, (ix) ERISA defaults, (x) termination of the Master Lease and (xi) change of control. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The revolving credit facility and the term loan facilities are both guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly-owned material domestic restricted subsidiaries, and secured by a first lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on the Properties, subject to customary exclusions.

The senior notes are guaranteed by all of our direct and indirect wholly-owned material domestic subsidiaries that guarantee the senior credit facility. The senior notes are unsecured and otherwise rank equally in right of payment with our future senior indebtedness. The senior notes are effectively subordinated to our existing and future secured obligations, including our revolving credit facility and the term loan facilities, to the extent of the value of the assets securing such obligations. The indenture governing the senior notes contains certain customary affirmative and negative covenants and events of default. The occurrence of an event of default under the indenture governing the senior notes could cause a cross-default that could result in the acceleration of other indebtedness, including all outstanding borrowings under the revolving credit facility and the term loan facilities.

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of June 30, 2016:

	Payments due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Long-term debt	$16.8	$33.5	$33.5	$33.5	$33.5	$3,040.8	$3,191.6
Estimated interest payments on long term debt(1)	85.0	141.2	140.0	138.8	137.6	364.9	1,007.5

Total	$101.8	$174.7	$173.5	$172.3	$171.1	$3,405.7	$4,199.1

(1)	Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at June 30, 2016 and LIBOR rates as of June 30, 2016 for our senior credit facility.

Application of Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. We have identified certain accounting policies that we believe are the most critical to the presentation of our financial information over a period of time. These accounting policies may require our management to make decisions on subjective and/or complex matters relating to reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures. These would further lead us to estimate the effect of matters that may inherently be uncertain.

Estimates are required in order to prepare the financial statements in conformity with U.S. GAAP. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, determining the useful lives of real estate properties, evaluating the impairment of long-lived assets and the allocation of income taxes. The judgment on such estimates and underlying assumptions is based on our historical experience and various other factors that we believe are reasonable under the circumstances. These form the basis of our judgment on matters that may not be apparent from other available sources of information. In many instances changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The future financial statement presentation, financial condition, results of operations and cash flows may be affected to the extent that the actual results differ materially from our estimates.

Income Taxes — REIT Qualification

We will elect to be taxed and will qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2016, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders, determined without regard to the dividends paid deduction and excluding any net capital gains. As a REIT, we generally will not be subject to federal income tax on income that we pay as distributions to our shareholders. If we fail to qualify as a REIT in any taxable year, we will for that year and subsequent years be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

Real Estate Investments

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

Impairment of Real Estate Investments

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

Market Risk

Our primary market risk exposure is interest rate risk with respect to our existing indebtedness. In connection with our IPO, we incurred indebtedness in principal amount of $3.2 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of June 30, 2016, long-term variable rate borrowings represented approximately 67.1% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term loan A and term loan B facilities, over the

0.75% floor specified in our senior credit facility), our annual interest cost would change by approximately $21 million based on gross amounts outstanding at June 30, 2016. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in							June 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
	(in millions)
Fixed-rate	$—	$—	$—	$—	$—	$1,050.0	$1,050.0	$1,105.1
Average interest rate	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%
Variable rate	$16.8	$33.5	$33.5	$33.5	$33.5	$1,990.8	$2,141.6	$2,144.8
Average interest rate	3.891%	3.891%	3.891%	3.891%	3.891%	3.988%	3.963%

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations.

●	We depend on the Properties (including Borgata) for all of our anticipated cash flows.

●	We may not be able to re-lease our Properties (including Borgata) following the expiration or termination of the Master Lease.

●	Our sole material assets are operating partnership units representing 26.7% (or 23.7% following the Borgata Transaction) of the ownership interests in the Operating Partnership, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership. Because our interest in the Operating Partnership represents our only cash-generating asset, our cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to us.

●	The Master Lease restricts our ability to sell the Properties (including Borgata) or our interests in the Operating Partnership and Landlord.

●	We will have future capital needs and may not be able to obtain additional financing on acceptable terms.

●	Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

●	Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.

●	We have a limited operating history and the Predecessor historical financial information included in this Quarterly Report on Form 10-Q may not be a reliable indicator of future results.

●	We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

●	Because a majority of our major gaming resorts are concentrated on the Las Vegas Strip (the “Strip”), we are subject to greater risks than a company that is more geographically diversified.

●	Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the ROFO Properties) may be unsuccessful or fail to meet our expectations.

●	We may face extensive regulation from gaming and other regulatory authorities, and our operating agreement provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.

●	Required regulatory approvals can delay or prohibit future leases or transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.

●	Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders.

●	Our dividend yield could be reduced if we were to sell any of our Properties in the future.

●	There can be no assurance that we will be able to make distributions to our Class A shareholders or maintain our anticipated level of distributions over time.

●	An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of our Class A shares.

●	We are controlled by MGM, whose interests in our business may conflict with ours or yours.

●	We are dependent on MGM for the provision of administration services to our operations and assets.

●	MGM’s historical results may not be a reliable indicator of its future results.

●	Our operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our directors, officers and others.

●	If MGM engages in the same type of business we conduct, our ability to successfully operate and expand our business may be hampered.

●	The Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction.

●	In the event of a bankruptcy of the Tenant, a bankruptcy court may determine that the Master Lease is not a single lease but rather multiple severable leases, each of which can be assumed or rejected independently, in which case underperforming leases related to Properties we own that are subject to the Master Lease could be rejected by the Tenant while tenant-favorable leases are allowed to remain in place.

●	MGM may undergo a change of control without the consent of us or of our shareholders.

●	If we do not qualify to be taxed as a REIT, or fail to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations.

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

We incorporate by reference the information appearing under “Market Risk” in Part I, Item 2 of this Form 0-Q.

Item 4.	Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.” For purposes of this Risk Factors discussion, references to the Properties include Borgata unless otherwise noted.

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

We may have assumed unknown liabilities in connection with the Formation Transactions. As part of the Formation Transactions, we acquired properties that may be subject to unknown existing liabilities. These liabilities might include liabilities for clean-up or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with the contributed Properties, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While the Master Lease will allocate responsibility for many of these liabilities to the Tenant under the Master Lease, if the Tenant fails to discharge these liabilities, we could be required to do so. Additionally while in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited. There can be no assurance that we will be entitled to any such reimbursement or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

Our sole material assets are operating partnership units representing 26.7% (or 23.7% following the Borgata Transaction) of the ownership interests in the Operating Partnership, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership. Because our interest in the Operating Partnership represents our only cash-generating asset, our cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to us. We are a holding company whose sole material assets are operating partnership units representing 26.7% (or 23.7% following the Borgata Transaction) of the ownership interests in the Operating Partnership and our ownership interest in the general partner of the Operating Partnership and the source of our earnings and operating cash flow will consist exclusively of cash distributions from the Operating Partnership. Therefore, our ability to make distributions to our shareholders is completely dependent on the performance of the Operating Partnership and its ability to distribute funds to us. The Operating Partnership’s partnership agreement requires it to distribute to us all or such portion of its available cash each quarter as determined by the general partner. The general partner, our wholly owned subsidiary, intends to cause the Operating Partnership to make such distributions and retain such cash reserves to provide for the proper conduct of its business, to enable it to make distributions to us so that we can make timely distributions, or to comply with applicable law or any of the Operating Partnership’s debt or other agreements.

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

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes and our other debt. We have a significant amount of indebtedness. As of June 30, 2016, we and our subsidiaries on a consolidated basis had $3.2 billion principal amount of debt and $600 million available for borrowing under our revolving credit facility. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

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

We have a limited operating history and the Predecessor historical financial information may not be a reliable indicator of future results. We are a newly organized company with a limited operating history. Therefore, our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered when any new business is formed. We cannot assure you that we will be able to successfully operate our business profitably or implement our operating policies and investment strategy. Further, we have not historically operated as a REIT, which may place us at a competitive disadvantage that our competitors may exploit.

The Predecessor Financial Statements included herein may not reflect what our business, financial position or results of operations will be in the future. We have only been an operating business with operations since the date of the Formation Transactions. The Properties (excluding Borgata) that were contributed to our Operating Partnership by subsidiaries of MGM in connection with the Formation Transactions were historically operated by MGM as part of its larger corporate organization and not as a stand-alone business or independent company. The financial information included in this periodic report may not reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone business or independent entity, or had we operated as a REIT, during the periods presented. Significant changes will occur in our cost structure, financing and business operations as a result of our operation as a stand-alone company and the entry into transactions with MGM that have not existed historically, including the Master Lease.

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

We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations. As the owner of properties associated with gaming facilities, we will be impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends, reductions in discretionary consumer spending and corporate spending on conventions and business development and preferences and other factors over which we and MGM have no control. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities offered at our properties. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and future acts of terrorism. Because a component of the rent under the Master Lease is based, over time, on the actual net revenues (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue) of our Tenant and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease, a decrease in the gaming business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

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

If we cannot identify and purchase a sufficient quantity of gaming properties and other properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected. Additionally, the fact that we must distribute at least 90% of our net taxable income (determined without regard to the dividends-paid deduction and excluding any net capital gains) in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed.

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

Further, even if we were able to acquire additional properties in the future, including our recent acquisition of Borgata and, in the future, the ROFO Properties, there is no guarantee that such properties would be able to maintain their historical performance, or that we would be able to realize the same margins from those properties as the previous owners. In addition, our financing of these acquisitions could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of substantial new equity, which would be dilutive to existing shareholders. In addition, we cannot assure you that we will be successful in implementing our growth strategy or that any expansion will improve operating results. The failure to identify and acquire new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on us and our ability to make distributions to our shareholders.

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

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders. All of our rental revenue is generated from the Master Lease, which is a triple-net lease, and provides greater flexibility to the Tenant related to the use of leased property than would be the case with ordinary property leases, such as the right to freely sublease portions of each leased property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our shareholders could be lower than they would otherwise be if we did not enter into a net lease.

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

We may be unable to realize the anticipated benefit of the rent escalators in our Master Lease. Although the Master Lease provides that the base rent will be escalated annually by 2.0% for the second through the sixth lease years (as defined in the Master Lease), thereafter this rent escalation is subject to the Tenant and, without duplication, the Operating Subtenants collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue). If the rent escalation were not to apply in any particular year, no arrears would accrue or be payable in future lease years. Therefore, there can be no assurance that we will ever realize the benefit of the rent escalators in the Master Lease after the sixth lease year, which could have a material adverse effect on anticipated future cash flows and our ability to increase our distributions to shareholders.

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

Our dividend yield could be reduced if we were to sell any of our Properties in the future. If we elect to sell one or more of the Properties in the future, our AFFO could decrease, which could result in a lower level of distributions to our shareholders than we made prior to such sale or sales. If our distributions were to decrease, the effective dividend yield of our Class A shares (i.e., the yield as a percentage of the then-market price of our Class A shares) could subsequently decrease as well, which could have a material adverse effect on the market price of our Class A shares.

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

Our operating agreement does, among other things:

●	provide majority voting rights to the holder of our outstanding Class B share;
●	provide that any merger, consolidation, conversion, sale or other disposition of our assets requires approval of our board of directors;
●	require advance notice for our shareholders to nominate candidates for election to our board of directors or to propose business to be considered by our shareholders at a meeting of our shareholders;
●	allow us to issue additional securities, including, but not limited to, preferred shares, without approval by our shareholders;
●	allow the board of directors to amend the operating agreement without the approval of the shareholders except under certain specified circumstances;
●	require that (subject to certain exceptions) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the aggregate value or number (whichever is more restrictive) of any class of our shares (other than our Class B share) or more than 9.8% in value of the aggregate outstanding shares of all classes and series of our shares (see “Description of Shares of MGP—Restrictions on Ownership and Transfer of our Shares” in our operating agreement, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016); and
●	limit the ability of our shareholders to call special meetings of our shareholders or to act by written consent.

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

Various conflicts of interest between MGM and us could arise. Some of our directors may own more stock in MGM than in our company. Ownership interests of officers and directors of MGM in our shares, or a person’s service as either an officer or director of both companies, could create or appear to create potential conflicts of interest when those officers and directors are faced with decisions that could have different implications for MGM and us. Potential conflicts of interest could also arise if we enter into any new commercial arrangements with MGM while it maintains control through the Class B share. Furthermore, our ability to lease our properties to or acquire properties from companies other than MGM or its affiliates in the future could be limited. In particular, we are prevented from selling or leasing our properties or our interests in the Operating Partnership or the Landlord to competitors of MGM. Our operating agreement provides that MGM has no duty to refrain from engaging in the same or similar business activities or lines of business, doing business with any of our customers or employing or otherwise engaging any of our directors, officers or employees, and MGM is not obligated to identify, acquire, or sell us any properties in the future.

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

Risks Related to Our REIT Election and Our Status as a REIT

If we do not qualify to be taxed as a REIT, or fail to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations. We intend to operate in a manner that will allow us to qualify to be taxed as a REIT for U.S. federal income tax purposes. We received an opinion of Weil, Gotshal & Manges LLP (“REIT Tax Counsel”) that, commencing with our taxable year ending December 31, 2016, we will be organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and our proposed method of operations will enable us to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2016 and subsequent taxable years. You should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service (“IRS”) or any court. The opinion of REIT Tax Counsel represents only the view of REIT Tax Counsel, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by MGM and us, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date issued. REIT Tax Counsel will have no obligation to advise MGM, us or the holders of our shares of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of REIT Tax Counsel and our qualification to be taxed as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by REIT Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Any failure to qualify to be taxed as a REIT, or failure to remain to be qualified to be taxed as a REIT, would have an adverse effect on our business, financial condition and results of operations.

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

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities. The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into primarily to manage risk of currency fluctuations or to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise choose to bear. In addition, losses in a TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

2.1	Master Contribution Agreement by and among MGM Resorts International, the Company and MGM Growth Properties Operating Partnership LP, dated as of April 25, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 25, 2016).

2.2	Master Transaction Agreement by and among the Company, MGM Resorts International, MGM Growth Properties Operating Partnership LP, MGP Lessor, LLC and MGM Lessee, LLC, dated as of May 31, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016).

3.1	Amended and Restated Limited Liability Company Agreement of the Company, effective April 18, 2016 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016).

4.1	Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Resorts International filed on April 21, 2016).

4.2	Registration Rights Agreement, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of MGM Resorts International filed on April 21, 2016).

4.3	Supplemental Indenture, dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, MGP Escrow Co-Issuer, Inc., MGP Lessor Holdings, LLC, MGP Lessor, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.1	Master Lease between MGP Lessor, LLC and MGM Lessee, LLC, dated April 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.2	Corporate Services Agreement between MGM Growth Properties Operating Partnership LP and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.3	Registration Rights Agreement between the Company and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.4	IP License Agreement between the Company and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.5	Amended and Restated Limited Partnership Agreement of MGM Growth Properties Operating Partnership LP, effective April 25, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.6	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016).

10.7	Annual Performance-Based Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.8	Change of Control Policy for Executive Officers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.9	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.10	2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.11	Form of 2016 Performance Share Units Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.12	Form of 2016 Performance Share Units Agreement (Bonus) (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.13	Form of 2016 Restricted Share Units Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.14	Form of 2016 Restricted Share Units Agreement (Employees) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.15	Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.16	Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.17	Credit Agreement dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, the financial institutions referred to as Lenders therein and the Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed April 25, 2016).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language: (i) Condensed Combined and Consolidated Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015 (audited); (ii) Unaudited Condensed Combined and Consolidated Statements of Operations and Comprehensive Loss for the three-and six-months ended June 30, 2016 and 2015; (iii) Unaudited Condensed Combined and Consolidated Statements of Cash Flows for the three-and six-months ended June 30, 2016 and 2015; and (vi) Condensed Notes to Unaudited Condensed Combined and Consolidated Financial Statements.

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

MGM Growth Properties LLC

Date: August 8, 2016	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer (Principal Financial Officer)