Form 10-Q
period 2016-09-30
MGM Growth Properties LLC
filed 2016-11-10
CIK 1656936

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Class	Outstanding at November 9, 2016
Class A shares Class B share	57,500,000 shares 1 share

MGM GROWTH PROPERTIES LLC

FORM 10-Q

I N D E X

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Combined and Consolidated Balance Sheets at September 30, 2016 and December 31, 2015	1

	Condensed Combined and Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and September 30, 2015	2

	Condensed Combined and Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015	3

	Condensed Notes to Condensed Combined and Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	49

SIGNATURES		50

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM GROWTH PROPERTIES LLC

CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Real estate investments, net	$9,122,208	$7,793,639
Cash and cash equivalents	340,284	—
Tenant and other receivables, net	5,654	—
Prepaid expenses and other assets	10,861	—
Above market lease, asset	46,555	—

Total assets	$9,525,562	$7,793,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Debt, net	$3,620,681	$—
Due to MGM Resorts International and affiliates	211	—
Accounts payable, accrued expenses and other liabilities	8,247	—
Above market lease, liability	48,179	—
Accrued interest	29,716	—
Dividend payable	94,109	—
Deferred revenue	51,092	—
Deferred income taxes, net	24,828	1,734,680

Total liabilities	3,877,063	1,734,680
Commitments and contingencies (Note 11)
Shareholders’ equity
Class A shares: no par value, 1,000,000,000 shares authorized, 57,500,000 and 100 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	1,363,087	—
Accumulated deficit	(19,871)	—
Predecessor net Parent investment	—	6,058,959

Total Class A shareholders’ equity	1,343,216	6,058,959
Noncontrolling interest	4,305,283	—

Total shareholders’ equity	5,648,499	6,058,959

Total liabilities and shareholders’ equity	$9,525,562	$7,793,639

The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$154,809	$—	$256,062	$—
Property taxes reimbursed by Tenant	17,690	—	27,340	—

	172,499	—	283,402	—

Expenses
Depreciation	54,260	54,188	158,860	145,805
Property transactions, net	1,442	—	2,651	—
Property taxes	17,690	12,058	44,231	37,439
Property insurance	—	2,529	2,943	7,822
Amortization of above market lease, net	114	—	114	—
Acquisition-related expenses	9,500	—	10,099	—
General and administrative	2,701	—	6,490	—

	85,707	68,775	225,388	191,066

Operating income (loss)	86,792	(68,775)	58,014	(191,066)
Interest expense	42,839	—	72,314	—
Other non-operating	367	—	439	—

Income (loss) before income taxes	43,586	(68,775)	(14,739)	(191,066)
Provision for income taxes	(915)	—	(915)	—

Net income (loss)	42,671	(68,775)	(15,654)	(191,066)
Less: Net (income) loss attributable to noncontrolling interest	(32,080)	68,775	33,198	191,066

Net income attributable to Class A shareholders	$10,591	$—	$17,544	$—

Comprehensive income attributable to Class A shareholders	$10,591	$—	$17,544	$—

Net income per Class A share (basic)	$0.18	N/A	$0.31	N/A

Net income per Class A share (diluted)	$0.18	N/A	$0.30	N/A

The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(15,654)	$(191,066)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158,860	145,805
Property transactions, net	2,651	—
Amortization of deferred financing costs and debt discount	4,392	—
Amortization related to above market lease, net	114	—
Provision for income taxes	915	—
Straight-line rental revenues	(1,062)	—
Share-based compensation	326	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	(5,654)	—
Prepaid expenses and other assets	4,738	—
Due to MGM Resorts International and affiliates	211	—
Accounts payable, accrued expenses and other liabilities	2,868	—
Accrued interest	29,716	—

Net cash provided by (used in) operating activities	182,421	(45,261)

Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	(138,987)	(24,575)

Net cash used in investing activities	(138,987)	(24,575)

Cash flows from financing activities
Proceeds from issuance of debt	3,700,000	—
Deferred financing costs	(76,120)	—
Repayment of bridge facilities	(4,544,850)	—
Repayment of debt principal	(16,750)	—
Issuance of Class A shares	1,207,500	—
Class A share issuance costs	(75,032)	—
Dividends paid	(56,720)	—
Net cash transfers from Parent	158,822	69,836

Net cash provided by financing activities	296,850	69,836

Cash and cash equivalents
Net increase for the period	340,284	—
Balance, beginning of period	—	—

Balance, end of period	$340,284	$—

Supplemental cash flow disclosures
Interest paid	$38,206	$—
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$51,092	$—
Borgata Transaction net assets acquired	$1,273,662	$—

The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC

CONDENSED NOTES TO UNAUDITED CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware on October 23, 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership that was formed on January 6, 2016. On April 25, 2016 (the “IPO Date”) the Company completed a series of transactions, including its initial public offering of Class A shares as discussed further below. The Company intends to make an election on its federal income tax return for its taxable year ending December 31, 2016 to be treated as a real estate investment trust (“REIT”).

MGM Resorts International (“MGM” or the “Parent”) is a Delaware corporation that acts largely as a holding company and, through its subsidiaries, owns and operates large-scale destination entertainment and leisure resorts. Prior to the IPO Date, the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage (collectively, the “IPO Properties”), which comprised the Company’s real estate investments prior to the acquisition of Borgata (as described below), were owned and operated by MGM. On the IPO Date, MGM engaged in a series of transactions (the “Formation Transactions”) in which subsidiaries of MGM transferred the IPO Properties to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership pursuant to a Master Contribution Agreement (the “MCA”) in exchange for Operating Partnership units representing limited partner interests in the Operating Partnership.

On the IPO Date, MGP completed the initial public offering of 57,500,000 of its Class A shares representing limited liability company interests at an initial offering price of $21.00 per share, inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares. MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the Operating Partnership units and the general partner interest in the Operating Partnership. MGM retained ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights, and is consolidated by MGM.

As of September 30, 2016, MGM owned 76.3% of the Operating Partnership units in the Operating Partnership, an increase from 73.3% as a result of the Operating Partnership’s acquisition of the real property associated with the Borgata Hotel Casino & Spa (“Borgata”) from MGM on August 1, 2016, which had the result of reducing MGP’s ownership interest in the Operating Partnership from 26.7% to 23.7% (see Note 3 for additional information regarding this transaction). MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries.

The Company is a publicly traded REIT primarily engaged through its investment in the Operating Partnership in the real property business, which consists of owning, acquiring and leasing large-scale destination entertainment and leisure resorts, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. A wholly owned subsidiary of the Operating Partnership (the “Landlord”) leases all of its real estate properties back to a wholly owned subsidiary of MGM (the “Tenant”) under a master lease agreement (the “Master Lease”).

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

For periods prior to the IPO Date, the accompanying condensed combined and consolidated financial statements of MGP represent the IPO Properties, which were controlled by MGM, and have been determined to be MGP’s Predecessor for accounting purposes (the “Predecessor”). The accompanying condensed combined and consolidated financial statements include Predecessor financial statements that have been “carved out” of MGM’s consolidated financial statements and reflect significant assumptions and allocations. The financial statements do not fully reflect what the Predecessor’s results of operations, financial position and cash flows would have been if the Predecessor had been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of MGP’s future results of operations, financial position and cash flows.

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

Noncontrolling interest. The Company presents noncontrolling interest and classifies such interest as a component of consolidated shareholders’ equity, separate from the Company’s Class A shareholders’ equity. Noncontrolling interest in the Company represents Operating Partnership units currently held by subsidiaries of MGM. Net income or loss of the Operating Partnership is allocated to its noncontrolling interest based on the noncontrolling interest’s ownership percentage in the Operating Partnership except for income tax expenses as discussed in Note 7. Ownership percentage is calculated by dividing the number of Operating Partnership units held by the noncontrolling interest by the total Operating Partnership units held by the noncontrolling interest and the Company. Issuance of additional Class A shares and Operating Partnership units changes the ownership interests of both the noncontrolling interest and the Company. Such transactions and the related proceeds are treated as capital transactions.

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

Real estate investments. Real estate investments consist of land, buildings, improvements and integral equipment. Because the Formation Transactions and the Borgata Transaction (as defined below) represent transactions between entities under common control, such real estate was initially recorded by the Company at MGM’s historical cost basis, less accumulated depreciation (i.e., there was no change in the basis of the contributed assets), as of the IPO Date and the date of the consummation of the Borgata Transaction, respectively. Costs of maintenance and repairs to real estate investments are the responsibility of the Tenant under the Master Lease.

Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Non-Normal Tenant Improvements were $51.1 million as of September 30, 2016.

In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements and integral equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques. There were no impairment charges related to long-lived assets recognized during the three and nine months ended September 30, 2016 or 2015.

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

Property tax reimbursements from Tenant arise from the triple-net structure of the Master Lease which provides for the recovery of property taxes, which are paid by the Company on behalf of the Tenant. This revenue is recognized in the same periods as the expense is incurred.

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

Property insurance. The condensed combined and consolidated financial statements include the allocation of property insurance costs incurred and paid by MGM with respect to the Company’s Predecessor. MGM has an annual master property insurance program for which a total premium is allocated to each property. The allocation is based on total location value as well as the specific item insured (building, personal property and business interruption). The allocated amounts are adjusted by specific risk factors such as loss expectation and geographical location. Property insurance expenses were allocated to the Company’s Predecessor for all the IPO Properties transferred. The expense allocations have been determined on a basis that both the Company and MGM consider to be a reasonable reflection of the benefit received by the Company’s Predecessor during the periods presented. The allocations may not, however, reflect the expense that the Company’s Predecessor would have incurred as a stand-alone entity for the periods presented. Actual costs that may have been incurred if the Company’s Predecessor had been a stand-alone entity would depend on a number of factors, including, but not limited to, the chosen insurance coverage. The Company does not recognize property insurance expense subsequent to the IPO Date, as these costs are the direct responsibility of the Tenant under the Master Lease.

Acquisition-related expenses. The Company expenses transaction costs associated with business combinations in the period in which they are incurred. These costs are included in acquisition-related expenses within the condensed combined and consolidated statements of operations.

General and administrative. General and administrative expenses include the salaries and benefits of employees and external consulting costs. In addition, pursuant to a corporate services agreement entered into on the IPO Date between the Operating Partnership and MGM (the “Corporate Services Agreement”), MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services. MGM is reimbursed for all costs it incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement from the IPO Date through September 30, 2016 of $0.6 million.

Share-based compensation. The Company recognizes share-based compensation awards as compensation expense and includes such expense within general and administrative expense in the condensed combined and consolidated statement of operations. Compensation expense, net of estimated forfeitures, for restricted share unit awards is based on the fair value of MGP’s Class A shares at the date of grant and is generally recognized ratably over the vesting period. For ratable awards, the Company recognized compensation costs for all grants on a straight-line basis over the requisite service period of the entire award. Compensation expense for performance share unit awards, which have market conditions, is based on a Monte Carlo simulation at the date of grant and is generally recognized ratably over the vesting period.

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

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The principal amount and fair value of other financial instruments are as follows:

	September 30, 2016
	Principal Amount	Fair Value
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$292,500	$289,575
Senior secured term loan B facility	1,840,750	1,856,857
Senior secured revolving credit facility	—	—
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,135,439
$500 million 4.50% senior notes, due 2026	500,000	497,500

The estimated fair value of the Company’s debt was estimated using quoted prices for identical or similar liabilities in markets that are not active for each of the Company’s term loan A facility, term loan B facility, revolving credit facility and senior notes. These fair value measurements are considered Level 2 of the fair value hierarchy.

Reportable segment. The Company’s real estate properties are similar in that they consist of large-scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail, are held by a subsidiary of the Operating Partnership, have similar economic characteristics and are governed under a single Master Lease. As such, the properties are reported as one reportable segment.

Concentrations of credit risk. All of the Company’s real estate properties have been leased to a wholly owned subsidiary of MGM, and all of MGP’s revenues are derived from the Master Lease. MGM is a publicly traded company and is subject to the filing requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Refer to www.edgar.gov for MGM’s publicly available financial information. Management does not believe there are any other significant concentrations of credit risk.

Geographical risk. The majority of the Company’s real estate properties are located in Las Vegas, Nevada. Accordingly, future negative trends in local economic activity or natural disasters in this area might have a more significant effect on the Company than a more geographically diversified entity and could have an adverse impact on its financial condition and operating results.

Recently issued accounting standards. In August 2016, the FASB issued Accounting Standard Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”) effective for the fiscal years beginning after December 15, 2017. ASU 2016-15 amends the guidance of ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles, specifically clarifying the guidance on eight cash flow issues. The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

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

NOTE 3 — BORGATA TRANSACTION

On August 1, 2016, MGM completed the acquisition of Boyd Gaming’s ownership interest in Borgata. Concurrently, MGM, MGP, the Operating Partnership, the Landlord and the Tenant completed the transfer of the real estate assets related to Borgata, located at Renaissance Pointe in Atlantic City, New Jersey, from a subsidiary of MGM to the Landlord (the “Borgata Transaction”). A subsidiary of MGM operates Borgata. The real estate assets related to Borgata were leased by the Landlord to the Tenant via an amendment to the Master Lease. As a result, the initial rent under the Master Lease increased by $100 million, $90 million of which relates to the base rent for the initial term and the remaining $10 million of which relates to the percentage rent. Following the closing of the acquisition, the base rent under the Master Lease is now $585 million for the initial term and the percentage rent is $65 million, prorated for the remainder of the first lease year after the Borgata Transaction. The consideration that was paid by MGP to a subsidiary of MGM consisted of 27.4 million newly issued Operating Partnership units and the assumption by the Landlord of $545 million of indebtedness from such subsidiary of MGM.

The Borgata Transaction was accounted for as a transaction under common control, and therefore the Company recorded the Borgata real estate assets at their carryover value of $1.3 billion determined by MGM in its preliminary purchase price allocation, along with a related deferred tax liability of $24.8 million. In addition, the Company recognized an above market lease liability and an above market lease asset related to ground leases assigned to the Landlord as part of the Borgata Transaction covering approximately 20 acres partially underlying and adjacent to the Borgata. Under the terms of the Master Lease, the Tenant is responsible for the rent payments related to these ground leases during the term of the Master Lease. The Company amortizes the above market lease liability on a straight-line basis over the terms of the underlying ground leases, which extend through 2070. The Company amortizes the above market lease asset on a straight-line basis over the term of the Master Lease, which extends through 2046 (including reasonably assured renewal periods pursuant to the terms of the Master Lease).

NOTE 4 — REAL ESTATE INVESTMENTS

The carrying value of real estate investments is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Land	$4,143,545	$4,107,953
Buildings, building improvements, land improvements and integral equipment	7,307,497	5,857,232

	11,451,042	9,965,185
Less: Accumulated depreciation	(2,328,834)	(2,171,546)

	$9,122,208	$7,793,639

NOTE 5 — LEASES

Master Lease. Pursuant to the Master Lease, the Tenant has leased the Company’s real estate properties from the Landlord. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The Master Lease provides that any extension of its term must apply to all of the real estate under the Master Lease at the time of the extension. The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the Master Lease provides MGP with a right of first offer with respect to MGM’s development properties located in National Harbor, Maryland and Springfield, Massachusetts (the “ROFO Properties”), which MGP may exercise should MGM elect to sell these properties in the future.

As of September 30, 2016, the annual rent payments under the Master Lease were $650 million. Rent under the Master Lease consists of a “base rent” component and a “percentage rent” component. For the first year, the base rent represents 90% of the initial total rent payments due under the Master Lease, or $585 million, and the percentage rent represents 10% of the initial total rent payments due under the Master Lease, or $65 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant (the “Operating Subtenants”), collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the Operating Subtenants, from the leased properties subject to the Master Lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).

Rental revenues from the Master Lease for the three and nine months ended September 30, 2016 were $154.8 million and $256.1 million, respectively. Rental revenues from the Master Lease for the nine months ended September 30, 2016 represent activity from the IPO Date through September 30, 2016. The Company also recognized revenue related to the reimbursement of property taxes paid by the Tenant of $17.7 million and $27.3 million for the three and nine months ended September 30, 2016, respectively.

Under the Master Lease, future noncancelable minimum rental payments are as follows:

Year ending December 31,	(in thousands)
2017	$658,775
2018	670,651
2019	682,764
2020	695,119
2021	707,721
Thereafter	2,599,799

NOTE 6 — DEBT

Debt consists of the following:

September 30, 2016
(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$292,500
Senior secured term loan B facility	1,840,750
Senior secured revolving credit facility	—
$1,050 million 5.625% senior notes, due 2024	1,050,000
$500 million 4.50% senior notes, due 2026	500,000

3,683,250
Less: Unamortized discount and debt issuance costs	(62,569)

$3,620,681

Operating Partnership bridge facilities. In connection with the Formation Transactions, MGM borrowed $4.0 billion under certain bridge facilities, which were subsequently contributed to the Operating Partnership pursuant to the MCA. The Operating Partnership repaid the bridge facilities with a combination of proceeds from its financing transactions described below and the proceeds from MGP’s initial public offering. In connection with the Borgata Transaction, MGM borrowed $545 million under certain bridge facilities, which were subsequently contributed to the Operating Partnership. The Operating Partnership repaid the bridge facilities with a combination of cash on hand and a draw down on its revolving credit facility, which it subsequently refinanced with proceeds from the offering of its senior notes due 2026.

Operating Partnership credit agreement. The Operating Partnership entered into a credit agreement, comprised of a $300 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility and a $600 million senior secured revolving credit facility. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The term loan facilities were recorded at cost net of the original issue discount and related borrowing costs. The related original issue discount and the borrowing costs are amortized over the term of the borrowing. The revolving credit facility is recorded at cost. The related borrowing costs were capitalized as a component of prepaid expenses and other assets and are amortized over the term of the credit facility. The revolving credit facility and term loan A facility bear interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate will be determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 2.25% to 2.75%. The term loan B facility bears interest at LIBOR plus 3.25% with a LIBOR floor of 0.75%. The term loan B facility was issued at 99.75% to initial lenders. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023. As of September 30, 2016, no amounts were drawn on the revolving credit facility. At September 30, 2016, the interest rate on the term loan A facility was 3.27% and the interest rate on the term loan B facility was 4.00%. See Note 12 for information regarding the re-pricing of the term loan B facility.

The credit agreement contains customary covenants that, among other things, limit the ability of the Operating Partnership and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to the Operating Partnership or any restricted subsidiary. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP. The revolving credit facility and term loan A facility also require the Operating Partnership to maintain compliance with a maximum secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio, all of which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term. As of September 30, 2016, MGP was required to have a senior secured net debt to adjusted total assets ratio of not more than 0.40 to1.00, a total net debt to adjusted total assets ratio of not more than 0.60 to 1.00, and an interest coverage ratio of not less than 2.00 to1.00. MGP was in compliance with its credit agreement covenants at September 30, 2016.

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

Operating Partnership senior notes. On April 20, 2016, a wholly owned subsidiary of the Operating Partnership issued $1.05 billion in aggregate principal amount of 5.625% senior notes due 2024 and on the IPO Date, the Operating Partnership entered into a supplemental indenture through which it assumed the obligations under the senior notes from such subsidiary (which merged into the Operating Partnership on such date). The senior notes will mature on May 1, 2024. Interest on the senior notes is payable on May 1 and November 1 of each year, commencing on November 1, 2016. The senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by all of the Operating Partnership’s subsidiaries that guarantee the Operating Partnership’s credit facilities, other than MGP Finance Co-Issuer, Inc., which is a co-issuer of the senior notes. The Operating Partnership may redeem all or part of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes plus, to the extent the Operating Partnership is redeeming senior notes prior to the date that is three months prior to their maturity date, an applicable make whole premium, plus, in each case, accrued and unpaid interest.

On August 12, 2016, the Operating Partnership issued $500 million in aggregate principal amount of 4.500% senior notes due 2026. The senior notes will mature on September 1, 2026. Interest on the senior notes is payable on March 1 and September 1 of each year, commencing on March 1, 2017. The senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by all of the Operating Partnership’s subsidiaries that guarantee the Operating Partnership’s credit facilities, other than MGP Finance Co-Issuer, Inc., which is a co-issuer of the senior notes. The Operating Partnership may redeem all or part of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes plus, to the extent the Operating Partnership is redeeming senior notes prior to the date that is three months prior to their maturity date, an applicable make whole premium, plus, in each case, accrued and unpaid interest.

The indentures governing the senior notes contain customary covenants that limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase Operating Partnership units, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of debt, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the applicable indentures governing the senior notes, including, with respect to the restricted payments covenants, the ability to make unlimited restricted payments to maintain the REIT status of the Company.

Maturities of debt. Maturities of the principal amount of the Company’s debt as of September 30, 2016 are as follows:

Year ending December 31,	(in thousands)
2016	$8,375
2017	33,500
2018	33,500
2019	33,500
2020	33,500
2021	247,250
Thereafter	3,293,625

$3,683,250

Deferred financing costs. Deferred financing costs were incurred in connection with the issuance of the term loan facilities, revolving credit facility and senior notes. Costs incurred in connection with term loan facilities and senior notes are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness, and are included in interest expense in the condensed combined and consolidated statement of operations. Costs incurred in connection with the Operating Partnership’s entrance into the revolving credit facility are capitalized as a component of prepaid expenses and other assets. These costs are amortized over the term of the revolving credit facility, and are included in interest expense in the condensed combined and consolidated statement of operations. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $2.7 million and $4.4 million during the three and nine months ended September 30, 2016, respectively.

NOTE 7 – INCOME TAXES

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

The Company will elect to be taxed as a REIT as defined under Section 856(a) of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2016. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, except as described below, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company anticipates that it will distribute at least 100% of its taxable income in the taxable year ending December 31, 2016. Accordingly, for periods subsequent to the IPO Date, the accompanying condensed combined and consolidated financial statements do not reflect a provision for federal income taxes. However, the Company may still be subject to federal excise tax, as well as certain state and local income and franchise taxes.

The Landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying financial statements as if the Landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have agreed to enter into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the Landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the Landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return. Accordingly, the provision for current taxes and the deferred tax liability in the accompanying financial statements are attributable to noncontrolling interest since the payment of such taxes are the responsibility of MGM.

The Company was included in the consolidated or unitary income tax returns of MGM for all Predecessor periods. In the accompanying financial statements, the Predecessor periods reflect income taxes as if the Company was a separate stand-alone company.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands)
State:
Current	$915	$915
Deferred	—	—

Provision for state income taxes	$915	$915

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Federal income tax statutory rate	35.0%	35.0%
Income not subject to federal income tax	(35.0)	(35.0)
State taxes	2.1	(6.2)

Effective tax rate	2.1%	(6.2)%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Deferred tax liability - federal and state
Property and equipment	$24,828	$1,734,680

Total deferred tax liability	$24,828	$1,734,680

The Company assesses its tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts. The Company currently has no uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were recorded for the three and nine months ended September 30, 2016.

Since the Company was formed during 2016 it has not filed any U.S. federal, state or local income tax returns as of September 30, 2016. The Company will file income tax returns in the required jurisdictions within the next 12 months.

NOTE 8 — SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

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

MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the outstanding Operating Partnership units, and its ownership interest in the Operating Partnership was subsequently reduced to 23.7% as a result of the issuance of Operating Partnership units in connection with the Borgata Transaction. Certain subsidiaries of MGM now hold 76.3% of the outstanding Operating Partnership units, an increase from their 73.3% ownership interest held prior to the Borgata Transaction. The Operating Partnership units held by subsidiaries of MGM are redeemable for cash or into Class A shares on a one-for-one basis, at the election of MGP’s independent conflicts committee. Management has evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be delivered under the share settlement of these Operating Partnership units. Based on the results of this analysis, management concluded that these convertible Operating Partnership units met the criteria to be classified within consolidated equity at September 30, 2016.

On September 15, 2016, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $94.1 million or $0.3875 per Operating Partnership unit. The Company concurrently declared a cash dividend for the quarter ended September 30, 2016, of $22.3 million or $0.3875 per Class A share payable to shareholders of record as of September 30, 2016. The distribution and dividend were paid on October 14, 2016.

On July 15, 2016, the Operating Partnership made a cash distribution of $56.7 million relating to the second quarter dividend declared with respect to MGP’s Class A shares. The Company concurrently paid a pro rata cash dividend of $15.1 million to its Class A shareholders.

The following table presents the Company’s changes in shareholders’ equity for the nine months ended September 30, 2016:

	Class A Shares	Additional Paid-in Capital	Accumulated Deficit	Predecessor Net Parent Investment	Non-controlling Interest	Total Shareholders’ Equity
	(in thousands, except per share amounts)
Balance at December 31, 2015	$—	$—	$—	$6,058,959	$—	$6,058,959
Net loss - January 1, 2016 to April 24, 2016	—	—	—	(84,383)	—	(84,383)
Assumption of bridge facilities from MGM	—	—	—	(4,000,000)	—	(4,000,000)
Other contributions from MGM	—	—	—	1,893,502	—	1,893,502
Issuance of Class A shares	—	1,207,500	—	—	—	1,207,500
Initial public offering costs	—	(75,032)	—	—	—	(75,032)
Noncontrolling interest and additional paid-in-capital effective April 24, 2016	—	201,785	—	(3,868,078)	3,666,293	—
Net income - April 25, 2016 to September 30, 2016	—	—	17,544	—	51,185	68,729
Borgata Transaction	—	28,753	—	—	700,974	729,727
Share-based compensation	—	81	—	—	245	326
Dividends paid, $0.2632 per Class A share	—	—	(15,134)	—	(41,586)	(56,720)
Dividends declared, $0.3875 per Class A share	—	—	(22,281)	—	(71,828)	(94,109)

Balance at September 30, 2016	$—	$1,363,087	$(19,871)	$—	$4,305,283	$5,648,499

The Company has adjusted additional paid-in-capital and noncontrolling interest as a result of the Borgata Transaction to adjust for the change in the noncontrolling interest’s ownership percentage of the Operating Partnership’s net assets, including assets and liabilities transferred as a part of the Borgata Transaction.

NOTE 9 — SHARE-BASED COMPENSATION

2016 Omnibus Incentive Plan. The Company’s omnibus incentive plan (the “Omnibus Plan”), allows it to grant share options, share appreciation rights (“SARs”), restricted shares, restricted share units (“RSUs”), performance shares, performance share units (“PSUs”) and other share-based awards to eligible directors, officers and employees of the Company and its subsidiaries and affiliates, including, without limitation, the Operating Partnership and MGM. The Omnibus Plan is administered by the Board of Directors (the “Board”). The Board has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

●	The Omnibus Plan allows for the issuance of up to 2.5 million shares; and

●	Limits on the maximum amount of shares to be granted, in the aggregate, to any individual participant within any fiscal year as well as limits on the maximum aggregate grant date value (regardless of type(s) of award granted) in any fiscal year to any non-employee director of the Company; and

●	For share options and SARs, the exercise price of the award must be at least equal to the fair market value of the shares on the date of grant and the maximum term of such an award is 10 years.

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

The Board may grant any participant dividend equivalent rights (“Dividend Equivalent Rights”) based on the dividends paid on shares that are subject to any award other than options or SARs, to be credited as of dividend payment dates, during the period between the date the award is granted and the date the award is exercised, is settled, is paid, vests or expires. Dividend Equivalent Rights relating to awards that vest or become payable or earned in whole or in part subject to performance goals or conditions will be subject to the same performance goals or conditions as the underlying award. Regardless of if the dividends are paid in cash or in-kind (share-based awards with equivalent value) the rights are recorded to retained earnings with a credit to cash or additional paid-in capital (if in-kind awards are paid).

As of September 30, 2016, the Company had an aggregate of 2.0 million Class A shares available for grant as share-based awards under the Omnibus Plan. A summary of activity under the Company’s share-based payment plans for the nine months ended September 30, 2016 is presented below:

Restricted share units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
	Units (000’s)	Weighted Average Grant-Date Fair Value	Units (000’s)	Weighted Average Grant-Date Fair Value
Granted	244	$21.13	45	$20.66

Nonvested at September 30, 2016	244	$21.13	45	$20.66

Shares granted in the above table include share-based compensation awards granted to eligible directors, officers and employees of the Company and MGM, and include Dividend Equivalent Rights on RSUs and PSUs. In accordance with applicable U.S. GAAP, the Company only recognizes share-based compensation expense related to its eligible directors, officers and employees.

As of September 30, 2016, there was a total of $0.7 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1 year. As of September 30, 2016, there was a total of $0.8 million of unamortized compensation related to PSUs which is expected to be recognized over a weighted-average period of 2.5 years.

Recognition of compensation cost. Compensation cost for the Omnibus Plan was $0.2 million and $0.3 million for the three and nine months ended September 30, 2016, respectively.

For RSUs, compensation expense is calculated based on the fair market value of our Class A shares on the date of grant. Compensation cost for PSUs granted under the Omnibus Plan is based on the fair value of each award, measured by applying a Monte Carlo simulation method on the date of grant, using the following weighted-average assumptions:

Nine Months Ended September 30, 2016
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

NOTE 10 — NET INCOME PER SHARE

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

	Three Months Ended September 30, 2016	April 25 - September 30, 2016
	(in thousands, except share and per share amounts)
Basic net income per share
Numerator:
Net income attributable to Class A shares	$10,591	$17,544
Denominator:
Basic weighted average Class A shares outstanding	57,500,000	57,500,000

Basis net income per Class A share	$0.18	$0.31

	Three Months Ended September 30, 2016	April 25 - September 30, 2016
	(in thousands, except share and per share amounts)
Diluted net income per share
Numerator:
Net income attributable to Class A shares	$10,591	$17,544
Denominator:
Basic weighted average Class A shares outstanding	57,500,000	57,500,000
Effect of dilutive shares for diluted net income per Class A share	252,163	245,665

Weighted average shares for diluted net income per Class A share	57,752,163	57,745,665

Diluted net income per Class A share	$0.18	$0.30

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Ground leases. The Company was assigned ground leases in the Borgata Transaction as discussed in Note 3. Such amounts will be paid by the Tenant pursuant to the Master Lease through 2046 (including renewal periods). Estimated minimum lease payments pursuant to the ground leases through 2070 are as follows:

(in thousands)
Year ending December 31,
2016	$1,570
2017	6,421
2018	6,688
2019	6,688
2020	7,014
Thereafter	710,543

Total minimum lease payments	$738,924

Litigation. In the ordinary course of business, from time to time, MGP expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which MGP believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

NOTE 12 — SUBSEQUENT EVENTS

On October 26, 2016, the Operating Partnership completed a re-pricing of its $1.84 billion term loan B facility. As a result of the re-pricing, the term loan B facility will initially bear interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%. In addition, the Operating Partnership will receive a further reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75% so long as it achieves a minimum corporate credit rating and corporate family rating of Ba3 and BB-, respectively. All other principal provisions of the Company’s existing credit facility remain unchanged.

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

The following discussion and analysis is based on, and should be read in conjunction with, the condensed combined and consolidated financial statements and the related condensed notes thereto, of MGP and the Predecessor for the periods ended September 30, 2016 and September 30, 2015. The results of operations for periods prior to April 25, 2016 relate solely to the Predecessor, while the results of operations from the IPO Date through September 30, 2016 reflect the results of MGP subsequent to the April 25, 2016 initial public offering.

References to “we,” “our,” “us,” “the Company,” or “MGP” refer to MGM Growth Properties LLC and its consolidated affiliates, including the Operating Partnership, through which MGP conducts its operations. References to the “Predecessor” are to the real estate activity and holdings of the entities that own the historical interests in the assets of the IPO Properties.

Executive Overview

We are a limited liability company that was formed in Delaware on October 23, 2015. We conduct our operations through our Operating Partnership, a Delaware limited partnership formed by MGM on January 6, 2016 and acquired by us on the IPO Date. The Company intends to make an election on our U.S. federal income tax return for our taxable year ending December 31, 2016 to be treated as a REIT.

Following the completion of our initial public offering, we became a publicly traded REIT primarily engaged in the real property business which consists of owning, acquiring and leasing large-scale destination entertainment and leisure resort properties, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. MGM continued to hold a controlling interest in us following the completion of our initial public offering through its ownership of our single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. In addition, MGM continues to hold a majority economic interest in the Operating Partnership through its direct and indirect ownership of Operating Partnership units. One of our subsidiaries is the sole general partner of the Operating Partnership.

We generate all of our revenues by leasing our real estate properties through the Landlord, a wholly owned subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM, in a “triple-net” lease arrangement, which requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Additionally, the Master Lease provides us with a right of first offer to purchase the real estate assets with respect to the ROFO Properties currently under construction in the event that MGM elects to sell them. The annual rent payments due under the Master Lease were initially $550 million and increased to $650 million for the remainder of the year following the completion of the Borgata Transaction. Payments under the Master Lease are guaranteed by MGM.

As of September 30, 2016, our portfolio consisted of ten premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas.

Borgata Transaction

On August 1, 2016, MGM completed its acquisition of Boyd Gaming’s ownership interest in Borgata. Immediately following such transaction, we acquired Borgata’s real property from MGM for consideration consisting of the assumption by the Landlord of $545 million of indebtedness from a subsidiary of MGM and the issuance of 27.4 million Operating Partnership units to a subsidiary of MGM. The real property related to Borgata was then leased back to a subsidiary of MGM under an amendment to the existing Master Lease.

Pursuant to the amendment, the initial annual rent payment to the Landlord increased by $100 million, prorated for the remainder of the first lease year after the Borgata Transaction. Consistent with the Master Lease terms, 90% of this rent will be fixed and contractually grow at 2% per lease year until 2022.

The Borgata Transaction was accounted for as a transaction under common control, and therefore we recorded the Borgata real estate assets at their carryover value of $1.3 billion as determined by MGM in its preliminary purchase price allocation. In addition, we recognized an above market lease liability and an above market lease asset related to ground leases assigned to the Landlord as part of the Borgata Transaction covering approximately 20 acres partially underlying and adjacent to the Borgata. Under terms of the Master Lease the Tenant is responsible for the rent payments related to these ground leases during the term of the Master Lease. We are amortizing the above market lease liability on a straight-line basis over the terms of the underlying ground leases, which extend through 2070. We are amortizing the above market lease asset on a straight-line basis over the term of the Master Lease, which extends through 2046 (including reasonably assured renewal periods pursuant to the terms of the Master Lease).

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

Percentage Rent

The percentage rent is a variable percentage rent which consists of a fixed annual amount for approximately the first six years of our Master Lease and is then adjusted every five years thereafter based on the average actual annual net revenues of the Tenant, and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease at such time during the trailing five-calendar-year period (calculated by multiplying the average annual net revenues (excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue) for the trailing five-calendar-year period by 1.4%).

Under the Master Lease, the Tenant is required to maintain the premises in reasonably good order and repair. The Master Lease requires the Tenant to spend an aggregate amount of at least 1% of actual adjusted net revenues from the properties per calendar year on capital expenditures.

General and Administrative and Corporate Services

We incur general and administrative expenses for items such as compensation costs, professional services, legal expenses, certain costs of being a public company, office costs and other costs associated with development activities. In addition, we incur costs for corporate services from MGM for amounts reimbursed to MGM under the Corporate Services Agreement that covers financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services.

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

Combined Results of Operations for the Predecessor and MGP

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Overview

The following comparative discussion of results of operations for the three and nine months ended September 30, 2016 reflects the results of operations of the Predecessor through April 24, 2016 combined with the results of operations of MGP from the IPO Date through September 30, 2016. The prior year periods reflect solely the results of operations of the Predecessor.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net revenues	$172,499	$—	$283,402	$—
Operating income (loss)	$86,792	$(68,775)	$58,014	$(191,066)

Revenues

Revenues, including property taxes reimbursed by Tenant, for the three and nine months ended September 30, 2016 were $172.5 million and $283.4 million, respectively. Revenues for the nine months ended September 30, 2016 represent revenues generated by the Company from April 25, 2016 through September 30, 2016. The Predecessor generated no revenues during the three and nine months ended September 30, 2016 and 2015. Tenant reimbursement income arises from the triple-net structure of the Master Lease which provides for the recovery of all of the operating expenses and property taxes of the properties. This revenue is recognized in the same periods as the expense is incurred.

Operating Expenses

Depreciation. Depreciation expense for the three and nine months ended September 30, 2016 was $54.3 million and $158.9 million, respectively, which includes depreciation expense of the Predecessor through April 24, 2016 of $63.7 million for the nine months ended September 30, 2016. Depreciation expense for the three and nine months ended September 30, 2015 was $54.2 million and $145.8 million, respectively, which solely relates to the depreciation expense of the Predecessor. Depreciation expense for both the three and nine month periods increased primarily due to depreciation recognized on property improvements during the year as well as accelerated depreciation recognized on assets disposed of during the year.

Property transactions, net. Property transactions, net for the three and nine months ended September 30, 2016 were $1.4 million and $2.7 million, respectively, compared to $0 for the three and nine months ended September 30, 2015, and relate to normal losses on the disposition of assets recognized during the year. The Predecessor did not have any property transactions, net during the comparative prior year periods.

Property taxes. Property tax expense for the three and nine months ended September 30, 2016 was $17.7 million and $44.2 million, respectively, compared to $12.1 million and $37.4 million for the three and nine months ended September 30, 2015, respectively. This increase was due to higher property tax assessments and the addition of Borgata during the three months ended September 30, 2016.

Property insurance. Property insurance expense for the three and nine months ended September 30, 2016 was $0 and $2.9 million, respectively, compared to $2.5 million and $7.8 million for the three and nine months ended September 30, 2015, respectively. Property insurance expense decreased in the current year periods because MGP does not recognize property insurance expense following the IPO Date due to such costs being direct costs of the Tenant and not an obligation of MGP.

Acquisition-related expenses. Acquisition-related expenses for the three and nine months ended September 30, 2016 were $9.5 million and $10.1 million, respectively, which were expenses incurred in connection with the Borgata Transaction including real estate transfer taxes of $6.8 million and titles fees of $2.1 million. The Predecessor did not have any acquisition-related expenses for the three and nine months ended September 30, 2015.

General and administrative expenses. General and administrative expense for the three and nine months ended September 30, 2016 was $2.7 million and $6.5 million, respectively, which primarily relates to payroll costs and share-based compensation expense. For the three and nine months ended September 30, 2016, we incurred $0.1 million and $1.5 million of certain costs relating to payroll and relocation costs, respectively. The Predecessor did not have any general and administrative expense for the three and nine months ended September 30, 2015.

Non-Operating Expenses

Total non-operating expenses for the three and nine months ended September 30, 2016 were $43.2 million and $72.8 million, respectively, primarily related to interest expense on our senior secured credit facility and senior notes, which included amortization of debt issuance costs of $2.7 million and $4.4 million for the three and nine months ended September 30, 2016, respectively. There were no non-operating expenses for the three and nine months ended September 30, 2015.

Supplemental Data: Results of Operations Subsequent to the IPO Date

The following table summarizes the condensed combined and consolidated results of operations of MGP for the nine months ended September 30, 2016:

	Nine Months	Less:
	Ended September 30, 2016	Activity prior to IPO Date	IPO Date to September 30, 2016
	(in thousands, except unit and per unit amounts)
Revenues
Rental revenue	$256,062	$—	$256,062
Property taxes reimbursed by Tenant	27,340	—	27,340

	283,402	—	283,402

Expenses
Depreciation	158,860	63,675	95,185
Property transactions, net	2,651	874	1,777
Property taxes	44,231	16,891	27,340
Property insurance	2,943	2,943	—
Amortization of above market lease, net	114	—	114
Acquisition-related expenses	10,099	—	10,099
General and administrative	6,490	—	6,490

	225,388	84,383	141,005

Operating income (loss)	58,014	(84,383)	142,397
Interest expense	72,314	—	72,314
Other non-operating	439	—	439

Income (loss) before income taxes	(14,739)	(84,383)	69,644
Provision for income taxes	(915)	—	(915)

Net income (loss)	(15,654)	(84,383)	68,729
Less: Net (income) loss attributable to noncontrolling interest	33,198	84,383	(51,185)

Net income attributable to Class A shareholders	$17,544	$—	$17,544

Reconciliation of Non-GAAP Financial Measures
Net income (loss)	$(15,654)	$(84,383)	$68,729
Real estate depreciation	158,860	63,675	95,185
Property transactions, net	2,651	874	1,777

Funds From Operations	145,857	(19,834)	165,691
Amortization of financing costs	4,392	—	4,392
Non-cash compensation expense	326	—	326
Net effect of straight-line rent	(1,062)	—	(1,062)
Acquisition-related expenses	10,099	—	10,099
Amortization of above market lease, net	114	—	114
Provision for income taxes	915	—	915

Adjusted Funds From Operations	160,641	(19,834)	180,475
Interest expense	72,314	—	72,314
Amortization of financing costs	(4,392)	—	(4,392)

Adjusted EBITDA	$228,563	$(19,834)	$248,397

Weighted average Operating Partnership units outstanding
Basic			225,997,423
Diluted			226,243,088
FFO per Operating Partnership unit
Diluted			$0.73
AFFO per Operating Partnership unit
Diluted			$0.80

Non-GAAP Measures

Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, as defined by the National Association of Real Estate Investment Trusts.

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs, the net amortization of the above market lease, non-cash compensation expense, acquisition-related expenses, the provision for income taxes and the net effect of straight-line rents.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, interest expense (including amortization of financing costs), the net amortization of the above market lease, non-cash compensation expense, acquisition-related expenses, the provision for income taxes and the net effect of straight-line rents.

Management believes that FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA are useful supplemental performance measures that have not been prepared in conformity with U.S. GAAP to investors in comparing operating and financial results between periods. Management believes that this is especially true since these measures exclude real estate depreciation and amortization expense and management believes that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes such a presentation also provides investors with a more meaningful measure of the Company’s operating results in comparison to the operating results of other REITs. Adjusted EBITDA is useful to investors to further supplement AFFO and FFO and to provide investors a performance metric which excludes interest expense. In addition to non-cash items, beginning with the third quarter of 2016, the Company revised its calculations of AFFO and Adjusted EBITDA for acquisition-related expenses. While we do not label these expenses as non-recurring, infrequent or unusual, management believes that it is helpful to adjust for these expenses when they do occur to allow for comparability of results between periods because each acquisition is (and will be) of varying size and complexity and may involve different types of expenses depending on the type of property being acquired and from whom. This revision to such calculations had no significant impact on our AFFO and Adjusted EBITDA as reported in prior periods.

FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA do not represent cash flow from operations as defined by U.S. GAAP, should not be considered as an alternative to net income as defined by U.S. GAAP and are not indicative of cash available to fund all cash flow needs. Investors are also cautioned that FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA as presented, may not be comparable to similarly titled measures reported by other REITs due to the fact that not all real estate companies use the same definitions.

The following table presents a reconciliation of FFO, AFFO and Adjusted EBITDA to net income (loss) attributable to MGP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net income attributable to Class A shareholders	$10,591	$—	$17,544	$—
Plus: Net income (loss) attributable to noncontrolling interest	32,080	(68,775)	(33,198)	(191,066)

Net income (loss)	42,671	(68,775)	(15,654)	(191,066)
Real estate depreciation	54,260	54,188	158,860	145,805
Property transactions, net	1,442	—	2,651	—

Funds From Operations	98,373	(14,587)	145,857	(45,261)
Amortization of financing costs	2,678	—	4,392	—
Non-cash compensation expense	184	—	326	—
Net effect of straight-line rent	(642)	—	(1,062)	—
Acquisition-related expenses	9,500	—	10,099	—
Amortization of above market lease, net	114	—	114	—
Provision for income taxes	915	—	915	—

Adjusted Funds From Operations	111,122	(14,587)	160,641	(45,261)
Interest expense	42,839	—	72,314	—
Amortization of financing costs	(2,678)	—	(4,392)	—

Adjusted EBITDA	$151,283	$(14,587)	$228,563	$(45,261)

Liquidity and Capital Resources

Property rental revenue is our primary source of cash and is dependent on the Tenant’s ability to pay rent. Our primary uses of cash include payment of operating expenses, debt service and distributions to shareholders and unitholders. We believe we currently have sufficient liquidity to satisfy all our commitments in the form of $340 million in cash and cash equivalents and $600 million of borrowing capacity under the Operating Partnership’s revolving credit facility as of September 30, 2016.

Summary of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2016 was $182.4 million, which includes cash inflows from rental revenues and outflows for general and administrative expenses and acquisition-related expenses as well as interest payments. During the nine months ended September 30, 2016, operating outflows included $19.8 million related to activities of the Predecessor prior to the IPO Date funded by MGM. Net cash used in operating activities for the nine months ended September 30, 2015 was $45.3 million, which was primarily attributable to the operating expenses of the Predecessor.

Net cash used in investing activities for the nine months ended September 30, 2016 was $139.0 million, which was primarily attributable to capital expenditures, compared to cash used in investing activities of $24.6 million during the same prior year period. Such amounts were funded by MGM and relate to the activity of the Predecessor prior to the IPO Date.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $296.9 million, which was primarily attributable to net proceeds of $3.6 billion from the issuance of debt and net proceeds of $1.1 billion received from the issuance of Class A shares, partially offset by the $4.5 billion repayment of the bridge facilities that were assumed by the Operating Partnership in connection with the Formation Transactions and the Borgata Transaction. Net cash provided by financing activities for the nine months ended September 30, 2015 was $69.8 million, which represents the net amount transferred from MGM related to the Predecessor.

Dividends and Distributions

On June 16, 2016, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $0.2632 per unit (which amount was based on a distribution of $0.3575 per Operating Partnership unit for a full quarter). The Company’s Board of Directors concurrently declared a pro rata cash dividend for the quarter ended June 30, 2016, of $0.2632 per Class A share (which amount was based on a dividend of $0.3575 per Class A share for a full quarter) payable to shareholders of record as of June 30, 2016. The distribution and dividend were paid on July 15, 2016.

On September 15, 2016, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $0.3875 per Operating Partnership unit. The Company’s Board of Directors concurrently declared a cash dividend for the quarter ended September 30, 2016 of $0.3875 per Class A share payable to shareholders of record as of September 30, 2016. The distribution and dividend were paid on October 14, 2016.

In the future, MGP expects to pay quarterly dividends in cash of approximately $22 million equal to $0.3875 per share (or $89.1 million on an annualized basis equal to $1.55 per share) to its Class A shareholders, which amount may be changed in the future at the discretion of the Board of Directors and management.

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

Principal Debt Arrangements

As of September 30, 2016 we had $3.7 billion principal amount of indebtedness in the form of senior secured credit facilities and senior notes. The Operating Partnership’s senior credit facilities include a $292.5 million term loan A facility which matures in 2021, a $1.84 billion term loan B facility which matures in 2023 and a $600 million revolving credit facility which also matures in 2021. The revolving credit facility remained undrawn as of September 30, 2016. The Operating Partnership’s $1.05 billion and $500 million principal amounts of senior notes will mature in 2024 and 2026, respectively.

On October 26, 2016, the Operating Partnership completed a re-pricing of its $1.84 billion term loan B facility. As a result of the re-pricing, the term loan B facility will initially bear interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%. In addition, the Operating Partnership will receive a further reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75% so long as it achieves a minimum corporate credit rating and corporate family rating of Ba3 and BB-, respectively. All other principal provisions of the Operating Partnership’s existing credit facility remain unchanged.

The Operating Partnership’s senior secured credit facility contains customary covenants that, among other things limit the ability of the Operating Partnership and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur, assume or suffer to exist any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make distributions, loans or transfers of assets to the Operating Partnership or any restricted subsidiary. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. The revolving credit facility and the term loan A facility require the Operating Partnership to comply with certain financial covenants, which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term. As of September 30, 2016, the Operating Partnership was required to have a senior secured net debt to adjusted total assets ratio of not more than 0.40 to1.00, a total net debt to adjusted total assets ratio of not more than 0.60 to 1.00, and an interest coverage ratio of not less than 2.00 to1.00. The Operating Partnership was in compliance with its credit agreement covenants at September 30, 2016.

The Operating Partnership’s senior secured credit facility also provides for customary events of default, including, without limitation, (i) payment defaults, (ii) inaccuracies of representations and warranties, (iii) covenant defaults, (iv) cross-defaults to certain other indebtedness in excess of specified amounts, (v) certain events of bankruptcy and insolvency, (vi) judgment defaults in excess of specified amounts, (vii) actual or asserted invalidity or impairment of any loan documentation, (viii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral, (ix) ERISA defaults, (x) termination of the Master Lease and (xi) change of control. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The revolving credit facility and the term loan facilities are both guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly-owned material domestic restricted subsidiaries, and secured by a first lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on the properties, subject to customary exclusions.

The senior notes are guaranteed by all of the Operating Partnership’s direct and indirect wholly-owned material domestic subsidiaries that guarantee the senior credit facility (other than MGP Finance Co-Issuer, Inc., which is co-issuer of the senior notes). The senior notes are unsecured and otherwise rank equally in right of payment with our future senior indebtedness. The senior notes are effectively subordinated to the Operating Partnership’s existing and future secured obligations, including the Operating Partnership’s revolving credit facility and the term loan facilities, to the extent of the value of the assets securing such obligations. The indentures governing the senior notes contain certain customary affirmative and negative covenants and events of default. The occurrence of an event of default under the indentures governing the senior notes could cause a cross-default that could result in the acceleration of other indebtedness, including all outstanding borrowings under the revolving credit facility and the term loan facilities.

Capital Expenditures

We may agree, at MGM’s request, to fund the cost of certain capital improvements at arm’s-length terms and conditions, which may include an agreed upon increase in rent under the Master Lease. Otherwise, except as described below in connection with a deconsolidation event, capital expenditures for the properties leased under the Master Lease are the responsibility of the Tenant. The Master Lease requires the Tenant to spend an aggregate amount of at least 1% of actual adjusted net revenues from the properties per calendar year on capital expenditures.

Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, we will be required to pay the Tenant, should the Tenant so elect, for all Non-Normal Tenant Improvements, and subject to an initial cap of $100 million in the first year of the Master Lease increasing on a cumulative basis by $75 million on the first day of each lease year thereafter. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties. In addition, equipment that would be a necessary improvement at any of the properties, including elevators, air conditioning systems, or electrical wiring that are integral to such property would qualify as a Non-Normal Tenant Improvement.

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of September 30, 2016:

	Payments due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Long-term debt	$8.4	$33.5	$33.5	$33.5	$33.5	$3,540.9	$3,683.3
Estimated interest payments on long-term debt(1)	50.3	163.9	162.7	161.4	160.2	499.9	1,198.4
Ground leases(2)	1.6	6.4	6.7	6.7	7.0	710.5	738.9

Total	$60.3	$203.8	$202.9	$201.6	$200.7	$4,751.3	$5,620.6

(1)	Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at September 30, 2016 and LIBOR rates as of September 30, 2016 for our senior credit facility, which does not reflect the impact of the term loan B facility re-pricing that occurred on October 26, 2016.

(2)	Commitments under ground leases extending through 2070 assigned to the Company in the Borgata Transaction as discussed in Note 3 to the accompanying financial statements. Such amounts will be paid by the Tenant pursuant to the Master Lease through 2046 (including renewal periods).

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

Impairment of Real Estate Investments

We continually monitor events and changes in circumstances that could indicate that the carrying amount of our property and equipment may not be recoverable or realized. In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements, and integral equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. If such circumstances arise, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques.

Market Risk

Our primary market risk exposure is interest rate risk with respect to our existing indebtedness. As of September 30, 2016, we have incurred indebtedness in principal amount of approximately $3.7 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of September 30, 2016, long-term variable rate borrowings represented approximately 57.9% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term loan B facility, over the 0.75% floor specified in our senior secured credit facility), our annual interest cost would change by approximately $21 million based on gross amounts outstanding at September 30, 2016 (which does not reflect the impact of the term loan B facility re-pricing that occurred on October 26, 2016). The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in							September 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
	(in millions)
Fixed-rate	$—	$—	$—	$—	$—	$1,550.0	$1,550.0	$1,632.9
Average interest rate	5.262%	5.262%	5.262%	5.262%	5.262%	5.134%	4.717%
Variable rate	$8.4	$33.5	$33.5	$33.5	$33.5	$1,990.9	$2,133.3	$2,146.4
Average interest rate	3.908%	3.908%	3.908%	3.908%	3.908%	3.970%	3.953%

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the timing and amount of any future dividend.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations.

●	We depend on the properties for all of our anticipated cash flows.

●	We may not be able to re-lease our properties following the expiration or termination of the Master Lease.

●	Our sole material assets are Operating Partnership units representing 23.7% of the ownership interests in the Operating Partnership, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership. Because our interest in the Operating Partnership represents our only cash-generating asset, our cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to us.

●	The Master Lease restricts our ability to sell the properties or our interests in the Operating Partnership and Landlord.

●	We will have future capital needs and may not be able to obtain additional financing on acceptable terms.

●	Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

●	Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.

●	We have a limited operating history and the Predecessor historical financial information included in this Quarterly Report on Form 10-Q may not be a reliable indicator of future results.

●	We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

●	Because a majority of our major gaming resorts are concentrated on the Las Vegas Strip (the “Strip”), we are subject to greater risks than a company that is more geographically diversified.

●	Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the ROFO Properties) may be unsuccessful or fail to meet our expectations.

●	We may face extensive regulation from gaming and other regulatory authorities, and our operating agreement provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.

●	Required regulatory approvals can delay or prohibit future leases or transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.

●	Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders.

●	Our dividend yield could be reduced if we were to sell any of our properties in the future.

●	There can be no assurance that we will be able to make distributions to our Class A shareholders or maintain our anticipated level of distributions over time.

●	An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of our Class A shares.

●	We are controlled by MGM, whose interests in our business may conflict with ours or yours.

●	We are dependent on MGM for the provision of administration services to our operations and assets.

●	MGM’s historical results may not be a reliable indicator of its future results.

●	Our operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our directors, officers and others.

●	If MGM engages in the same type of business we conduct, our ability to successfully operate and expand our business may be hampered.

●	The Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction.

●	In the event of a bankruptcy of the Tenant, a bankruptcy court may determine that the Master Lease is not a single lease but rather multiple severable leases, each of which can be assumed or rejected independently, in which case underperforming leases related to properties we own that are subject to the Master Lease could be rejected by the Tenant while tenant-favorable leases are allowed to remain in place.

●	MGM may undergo a change of control without the consent of us or of our shareholders.

●	If we do not qualify to be taxed as a REIT, or fail to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations.

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

We incorporate by reference the information appearing under “Market Risk” in Part I, Item 2 of this Form 10-Q.

Item 4.	Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Operations

We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations. A subsidiary of MGM is the Tenant and lessee of all of the properties pursuant to the Master Lease, which accounts for all of our revenues. Additionally, because the Master Lease is a triple-net lease, we will depend on the Tenant to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that the Tenant will have sufficient assets, income or liquidity to satisfy its payment obligations under the Master Lease, including any payment obligations that may arise in connection with the indemnities under the Master Lease, or that MGM will be able to satisfy its guarantee of the Tenant’s obligations under the Master Lease. Furthermore, there can be no assurance that we will have the right to seek reimbursement against an insurer or have any recourse against the Tenant or MGM in connection with such liabilities. The Tenant and MGM rely on the properties they own and/or operate for income to satisfy their obligations, including their debt service requirements and lease payments due to us under the Master Lease. If income from these properties were to decline for any reason, or if the Tenant’s or MGM’s debt service requirements were to increase, whether due to an increase in interest rates or otherwise, the Tenant may become unable or unwilling to satisfy its payment obligations under the Master Lease and MGM may become unable or unwilling to make payments under its guarantee of the Master Lease. If the Tenant were unable or unwilling to meet its rent obligations and other obligations for one or more of the properties, there can be no assurances that we would be able to contract with other lessees on similar terms as the Master Lease or at all. The inability or unwillingness of the Tenant to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial position or results of operations, including our ability to pay distributions to our shareholders as required to maintain our status as a REIT. For these reasons, if the Tenant or MGM were to experience a material adverse effect on their respective business, financial positions or results of operations, our business, financial position or results of operations could also be materially adversely affected.

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

We may not be able to re-lease our properties following the expiration or termination of the Master Lease. When the Master Lease expires, the properties, together or individually, may not be relet in a timely manner or at all, or the terms of reletting, including the cost of allowances and concessions to future tenants, including MGM or its subsidiaries, may be less favorable than the current lease terms. The loss of the Tenant, or future tenants on acquired properties, through lease expiration or other circumstances may require us to spend (in addition to other re-letting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses.

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

We may have assumed unknown liabilities in connection with the Formation Transactions and Borgata Transaction. As part of the Formation Transactions and Borgata Transaction, we acquired properties that may be subject to unknown existing liabilities. These liabilities might include liabilities for clean-up or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with the contributed properties, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While the Master Lease will allocate responsibility for many of these liabilities to the Tenant under the Master Lease, if the Tenant fails to discharge these liabilities, we could be required to do so. Additionally while in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited. There can be no assurance that we will be entitled to any such reimbursement or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

Our sole material assets are Operating Partnership units representing 23.7% of the ownership interests in the Operating Partnership, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership. Because our interest in the Operating Partnership represents our only cash-generating asset, our cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to us. We are a holding company whose sole material assets are Operating Partnership units representing 23.7% of the ownership interests in the Operating Partnership and our ownership interest in the general partner of the Operating Partnership and the source of our earnings and operating cash flow consists exclusively of cash distributions from the Operating Partnership. Therefore, our ability to make distributions to our shareholders is completely dependent on the performance of the Operating Partnership and its ability to distribute funds to us. The Operating Partnership’s partnership agreement requires it to distribute to us all or such portion of its available cash each quarter as determined by the general partner. The general partner, our wholly owned subsidiary, intends to cause the Operating Partnership to make such distributions and retain such cash reserves to provide for the proper conduct of its business, to enable it to make distributions to us so that we can make timely distributions, or to comply with applicable law or any of the Operating Partnership’s debt or other agreements.

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

We will have future capital needs and may not be able to obtain additional financing on acceptable terms. As of September 30, 2016, we have outstanding indebtedness in principal amount of $3.7 billion. We may also incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly acquired properties or for general corporate or other purposes. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay distributions, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit the Operating Partnership’s and our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. Further, to the extent we were required to incur indebtedness, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

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

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes and our other debt. We have a significant amount of indebtedness. As of September 30, 2016, we and our subsidiaries on a consolidated basis had $3.7 billion principal amount of debt and $600 million available for borrowing under our revolving credit facility. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

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

Covenants in our Operating Partnership’s debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations. The agreements governing our indebtedness contain customary covenants, including restrictions on the Operating Partnership’s ability to grant liens on the Operating Partnership’s assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain distributions and other restricted payments. In addition, the Operating Partnership is required to comply with certain financial covenants. These restrictions may limit our operational flexibility. Covenants that limit our operational flexibility as well as defaults under the Operating Partnership’s debt instruments could have a material adverse effect on our business, financial position or results of operations.

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

The Predecessor Financial Statements included herein may not reflect what our business, financial position or results of operations will be in the future. We have only been an operating business with operations since the date of the Formation Transactions. The IPO Properties that were contributed to our Operating Partnership by subsidiaries of MGM in connection with the Formation Transactions were historically operated by MGM as part of its larger corporate organization and not as a stand-alone business or independent company. The financial information included in this periodic report may not reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone business or independent entity, or had we operated as a REIT, during the periods presented. Significant changes will occur in our cost structure, financing and business operations as a result of our operation as a stand-alone company and the entry into transactions with MGM that have not existed historically, including the Master Lease.

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

We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations. As the owner of properties associated with gaming facilities, we will be impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends, reductions in discretionary consumer spending and corporate spending on conventions and business development and preferences and other factors over which we and MGM have no control. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities offered at our properties. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and future acts of terrorism. Because a component of the rent under the Master Lease is based, over time, on the actual net revenues (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue) of the Tenant and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease, a decrease in the gaming business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

Because a majority of our major gaming resorts are concentrated on the Strip, we are subject to greater risks than a company that is more geographically diversified. Given that a majority of our major resorts are concentrated on the Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect the business of the Tenant. We cannot control the number or frequency of flights to or from Las Vegas, but the Tenant relies on air traffic for a significant portion of its visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Moreover, due to the concentration of our major resorts that operate on the Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, and severe or inclement weather, should such developments occur in or nearby Las Vegas.

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

Any mechanic’s liens incurred by the Tenant or the Operating Subtenants will attach to, and constitute liens on, our interest in the properties. To the extent the Tenant or the Operating Subtenants make any improvements, these improvements could cause mechanic’s liens to attach to our properties. To the extent that mechanic’s liens, or similar claims, are recorded against any of the properties or any properties we may acquire in the future, the holders of such mechanic’s liens or claims may enforce them by court action and courts may cause the applicable properties or future properties to be sold to satisfy such liens or claims, which could negatively impact our revenues, AFFO and our distributions to shareholders. Further, holders of such liens or claims could have priority over our Class A shareholders in the event of bankruptcy or liquidation, and as a result, a trustee in bankruptcy may have difficulty realizing or foreclosing on such properties in any such bankruptcy or liquidation, and the amount of distributions our Class A shareholders could receive in such bankruptcy or liquidation could be reduced.

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

There can be no assurance that we will be able to make distributions to our Class A shareholders or maintain our anticipated level of distributions over time. We will determine future distributions based on a number of factors, including, among other things, our AFFO, operating results, our financial condition, especially in relation to our anticipated future capital needs, our then-current expansion plans, the distribution requirements for REITs under the Code, and other factors our board deems relevant. For example, if the Tenant were unable to make rental payments under the Master Lease and MGM were unable to fulfill its obligations under its guarantee, our ability to make distributions would be materially impaired. Our ability to make distributions to our Class A shareholders, to maintain our anticipated level of distributions over time, and the timing, amount and composition of any future distributions will be at the sole discretion of our board in light of conditions then existing. Consequently, there can be no assurance that we will ever be able to make distributions at the anticipated distribution rate or be able to maintain our anticipated distribution rate over time, and any change in our distribution policy could have a material adverse effect on the market price of our Class A shares.

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

Our operating agreement does, among other things:

●	provide majority voting rights to the holder of our outstanding Class B share;
●	provide that any merger, consolidation, conversion, sale or other disposition of our assets requires approval of our board of directors;
●	require advance notice for our shareholders to nominate candidates for election to our board of directors or to propose business to be considered by our shareholders at a meeting of our shareholders;
●	allow us to issue additional securities, including, but not limited to, preferred shares, without approval by our shareholders;
●	allow the board of directors to amend the operating agreement without the approval of the shareholders except under certain specified circumstances;
●	require that (subject to certain exceptions) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the aggregate value or number (whichever is more restrictive) of any class of our shares (other than our Class B share) or more than 9.8% in value of the aggregate outstanding shares of all classes and series of our shares; and
●	limit the ability of our shareholders to call special meetings of our shareholders or to act by written consent.

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

The bankruptcy or insolvency of the Tenant could result in the termination of the Master Lease and material losses to us. Although the Tenant’s performance and payments under the Master Lease are guaranteed by MGM, a default by the Tenant with regard to any property under the Master Lease, or by MGM with regard to its guarantee, will cause a default with regard to the entire portfolio covered by the Master Lease. There can be no assurances that the Tenant or MGM would assume the Master Lease or guarantee, as applicable, in the event of a bankruptcy, and if the Master Lease or guarantee were rejected, the Tenant or MGM, as applicable, may not have sufficient funds to pay the damages that would be owed to us a result of the rejection. For these and other reasons, the bankruptcy of the Tenant or MGM could have a material adverse effect on our business, financial condition and results of operations.

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

A disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer’s ability to meet its claim payment obligations. A failure of an insurance company to make payments to us or the Tenant upon an event of loss covered by an insurance policy could adversely affect our business, financial condition and results of operations.

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

Our properties are subject to risks from natural disasters such as earthquakes, hurricanes and severe weather. Our properties are located in areas that may be subject to natural disasters, such as earthquakes, and extreme weather conditions, including, but not limited to, hurricanes. Such natural disasters or extreme weather conditions may interrupt operations at the casino resorts, damage our properties, and reduce the number of customers who visit our facilities in such areas. A severe earthquake in Las Vegas could damage or destroy a number of our properties. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we expect to operate could adversely affect the business and results of operations at our properties. Although the Tenant is required to maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we or the Tenant will be able to fully insure such losses or fully collect, if at all, on claims resulting from such natural disasters or extreme weather conditions.

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

Our operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our directors, officers and others. Our operating agreement provides that our board of directors, in exercising its rights in its capacity as members of the board of directors, is entitled to consider only such interests and factors as they desire, including MGM’s interests, and has no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us and is not subject to any different standards imposed by our operating agreement, the Limited Liability Company Act of Delaware or under any other law, rule or regulation or in equity. Similarly, our operating agreement provides that our officers, MGM and its affiliates and any other person eligible for indemnification under the terms of our operating agreement do not have any duties or liabilities, including fiduciary duties, to the fullest extent permitted by law, to us, any shareholder or any other person.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

4.1	Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 12, 2016).

10.1	First Amendment to Master Lease, dated as of August 1, 2016, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Resorts International filed on August 1, 2016).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language: (i) Condensed Combined and Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015 (audited); (ii) Unaudited Condensed Combined and Consolidated Statements of Operations and Comprehensive Loss for the three-and nine-months ended September 30, 2016 and 2015; (iii) Unaudited Condensed Combined and Consolidated Statements of Cash Flows for the three-and nine-months ended September 30, 2016 and 2015; and (vi) Condensed Notes to Unaudited Condensed Combined and Consolidated Financial Statements.

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

MGM Growth Properties LLC

Date: November 9, 2016	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer (Principal Financial Officer)