Form 10-Q
period 2017-03-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2017-05-08
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 001-37733 (MGM Growth Properties LLC)
Commission File No. 333-215571 (MGM Growth Properties Operating Properties LP)

MGM Growth Properties LLC
MGM Growth Properties Operating Partnership LP
(Exact name of registrant as specified in its charter)

DELAWARE (MGM Growth Properties LLC) DELAWARE (MGM Growth Properties Operating Partnership LP)	47-5513237 81-1162318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

MGM Growth Properties LLC     Yes    X      No
MGM Growth Properties Operating Partnership LP     Yes     X       No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):

MGM Growth Properties LLC     Yes    X      No
MGM Growth Properties Operating Partnership LP     Yes    X      No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

MGM Growth Properties LLC

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Small reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

MGM Growth Properties Operating Partnership LP

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Small reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGM Growth Properties LLC     Yes            No    X
MGM Growth Properties Operating Partnership LP      Yes            No    X

As of May 1, 2017, 57,662,330 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of March 31, 2017, MGP owned approximately 23.7% of the Operating Partnership units in the Operating Partnership. The remaining approximately 76.3% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
We believe combining the quarterly reports on Form 10-Q of MGP and the Operating Partnership into this single report results in the following benefits:

•	enhances investors’ understanding of MGP and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both MGP and the Operating Partnership, which we believe will assist investors in getting all relevant information on their investment in one place rather than having to access and review largely duplicative reports; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
There are a few differences between MGP and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between MGP and the Operating Partnership in the context of how we operate as an interrelated consolidated company. MGP is a REIT, whose only material assets consist of Operating Partnership units representing limited partner interests in the Operating Partnership and our ownership interest in the general partner of the Operating Partnership. As a result, MGP does not conduct business itself, other than acting as the owner of the sole general partner of the Operating Partnership, but it may from time to time issue additional public equity. The Operating Partnership holds all the assets of the Company. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from the initial public offering of Class A shares by MGP, which were contributed to the Operating Partnership in exchange for Operating Partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations and by the Operating Partnership’s issuance of indebtedness or through the issuance of Operating Partnership units.
The presentation of noncontrolling interest, shareholders’ equity and partners’ capital are the main areas of difference between the combined and consolidated financial statements of MGP and those of the Operating Partnership. The Operating Partnership units held by subsidiaries of MGM are accounted for as partners’ capital in the Operating Partnership’s combined and consolidated financial statements and as noncontrolling interest within equity in MGP’s combined and consolidated financial statements. The Operating Partnership units held by MGP in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s combined and consolidated financial statements and within Class A shareholders’ equity in MGP’s combined and consolidated financial statements. The differences in the presentations between shareholders’ equity and partners’ capital result from the differences in the equity issued at the MGP and Operating Partnership levels.
To help investors understand the significant differences between MGP and the Operating Partnership, this report presents the combined and consolidated financial statements separately for MGP and the Operating Partnership.
As the sole beneficial owner of MGM Growth Properties OP GP LLC, which is the sole general partner with control of the Operating Partnership, MGP consolidates the Operating Partnership for financial reporting purposes, and it does not have any assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of MGP and the Operating Partnership are the same on their respective combined and consolidated financial statements. The separate discussions of MGP and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a combined and consolidated basis and how management operates the Company.

In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and 18 U.S.C. §1350, this report also includes separate “Item 4. Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership.
All other sections of this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, are presented together for MGP and the Operating Partnership.

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Real estate investments, net	$9,019,620	$9,079,678
Cash and cash equivalents	368,298	360,492
Tenant and other receivables, net	4,612	9,503
Prepaid expenses and other assets	11,154	10,906
Above market lease, asset	45,768	46,161
Total assets	$9,449,452	$9,506,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Debt, net	$3,606,973	$3,621,942
Due to MGM Resorts International and affiliates	816	166
Accounts payable, accrued expenses and other liabilities	4,829	10,478
Above market lease, liability	47,735	47,957
Accrued interest	27,018	26,137
Dividend payable	94,109	94,109
Deferred revenue	80,567	72,322
Deferred income taxes, net	25,368	25,368
Total liabilities	3,887,415	3,898,479
Commitments and contingencies (Note 12)
Shareholders’ equity
Class A shares: no par value, 1,000,000,000 shares authorized, 57,500,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	1,363,270	1,363,130
Accumulated deficit	(40,692)	(29,758)
Accumulated other comprehensive income	295	445
Total Class A shareholders’ equity	1,322,873	1,333,817
Noncontrolling interest	4,239,164	4,274,444
Total shareholders’ equity	5,562,037	5,608,261
Total liabilities and shareholders’ equity	$9,449,452	$9,506,740
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental revenue	$163,177	$—
Tenant reimbursements and other	20,722	—
	183,899	—
Expenses
Depreciation	61,684	51,476
Property transactions, net	6,855	874
Property taxes	20,487	13,236
Property insurance	—	2,384
Amortization of above market lease, net	171	—
General and administrative	2,680	—
	91,877	67,970
Operating income (loss)	92,022	(67,970)
Non-operating income (expense)
Interest income	678	—
Interest expense	(44,636)	—
Other non-operating	(134)	—
	(44,092)	—
Income (loss) before income taxes	47,930	(67,970)
Provision for income taxes	(1,238)	—
Net income (loss)	46,692	(67,970)
Less: Net (income) loss attributable to noncontrolling interest	(35,344)	67,970
Net income attributable to Class A shareholders	$11,348	$—

Weighted average Class A shares outstanding:
Basic	57,506,195	N/A
Diluted	57,784,240	N/A

Net income per Class A share (basic)	$0.20	N/A
Net income per Class A share (diluted)	$0.20	N/A

Dividends declared per Class A share	$0.3875	N/A
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$46,692	$(67,970)
Other comprehensive loss
Unrealized loss on cash flow hedges, net	(634)	—
Other comprehensive loss	(634)	—
Comprehensive income (loss)	46,058	(67,970)
Less: Comprehensive income attributable to noncontrolling interests	(34,860)	—
Comprehensive income (loss) attributable to Class A shareholders	$11,198	$(67,970)

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$46,692	$(67,970)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	61,684	51,476
Property transactions, net	6,855	874
Amortization of deferred financing costs and debt discount	2,806	—
Amortization related to above market lease, net	171	—
Provision for income taxes	1,238	—
Amortization of deferred revenue	(235)	—
Straight-line rental revenues	(677)	—
Share-based compensation	188	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	4,891	—
Prepaid expenses and other assets	(704)	—
Due to MGM Resorts International and affiliates	650	—
Accounts payable, accrued expenses and other liabilities	(5,249)	—
Accrued interest	881	—
Net cash provided by (used in) operating activities	119,191	(15,620)
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	—	(111,241)
Net cash used in investing activities	—	(111,241)
Cash flows from financing activities
Deferred financing costs	(526)	—
Repayment of debt principal	(16,750)	—
Dividends and distributions paid	(94,109)	—
Net cash transfers from Parent	—	126,861
Net cash (used in) provided by financing activities	(111,385)	126,861
Cash and cash equivalents
Net increase for the period	7,806	—
Balance, beginning of period	360,492	—
Balance, end of period	$368,298	$—
Supplemental cash flow disclosures
Interest paid	$40,949	$—
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$8,480	$—
Accrual of dividends and distributions payable to Class A shareholders and Operating Partnership unit holders	$94,109	$—
Allocation of tax attributes (to) from Parent	$—	$(14,695)
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Real estate investments, net	$9,019,620	$9,079,678
Cash and cash equivalents	368,298	360,492
Tenant and other receivables, net	4,612	9,503
Prepaid expenses and other assets	11,154	10,906
Above market lease, asset	45,768	46,161
Total assets	$9,449,452	$9,506,740

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$3,606,973	$3,621,942
Due to MGM Resorts International and affiliates	816	166
Accounts payable, accrued expenses and other liabilities	4,829	10,478
Above market lease, liability	47,735	47,957
Accrued interest	27,018	26,137
Dividend payable	94,109	94,109
Deferred revenue	80,567	72,322
Deferred income taxes, net	25,368	25,368
Total liabilities	3,887,415	3,898,479
Commitments and contingencies (Note 12)
Partners' capital
General partner	—	—
Limited partners: 242,862,136 Operating Partnership units issued and outstanding as of March 31, 2017 and December 31, 2016	5,562,037	5,608,261
Total partners' capital	5,562,037	5,608,261
Total liabilities and partners’ capital	$9,449,452	$9,506,740
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental revenue	$163,177	$—
Tenant reimbursements and other	20,722	—
	183,899	—
Expenses
Depreciation	61,684	51,476
Property transactions, net	6,855	874
Property taxes	20,487	13,236
Property insurance	—	2,384
Amortization of above market lease, net	171	—
General and administrative	2,680	—
	91,877	67,970
Operating income (loss)	92,022	(67,970)
Non-operating income (expense)
Interest income	678	—
Interest expense	(44,636)	—
Other non-operating	(134)	—
	(44,092)	—
Income (loss) before income taxes	47,930	(67,970)
Provision for income taxes	(1,238)	—
Net income (loss)	46,692	(67,970)

Weighted average Operating Partnership units outstanding:
Basic	242,868,331	N/A
Diluted	243,146,376	N/A

Net income per Operating Partnership unit (basic)	$0.19	N/A
Net income per Operating Partnership unit (diluted)	$0.19	N/A

Distributions declared per Operating Partnership unit	$0.3875	N/A
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$46,692	$(67,970)
Unrealized loss on cash flow hedges, net	(634)	—
Comprehensive income (loss)	$46,058	$(67,970)
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$46,692	$(67,970)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	61,684	51,476
Property transactions, net	6,855	874
Amortization of deferred financing costs and debt discount	2,806	—
Amortization related to above market lease, net	171	—
Provision for income taxes	1,238	—
Amortization of deferred revenue	(235)	—
Straight-line rental revenues	(677)	—
Share-based compensation	188	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	4,891	—
Prepaid expenses and other assets	(704)	—
Due to MGM Resorts International and affiliates	650	—
Accounts payable, accrued expenses and other liabilities	(5,249)	—
Accrued interest	881	—
Net cash provided by (used in) operating activities	119,191	(15,620)
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	—	(111,241)
Net cash used in investing activities	—	(111,241)
Cash flows from financing activities
Deferred financing costs	(526)	—
Repayment of debt principal	(16,750)	—
Distributions paid	(94,109)	—
Net cash transfers from Parent	—	126,861
Net cash (used in) provided by financing activities	(111,385)	126,861
Cash and cash equivalents
Net increase for the period	7,806	—
Balance, beginning of period	360,492	—
Balance, end of period	$368,298	$—
Supplemental cash flow disclosures
Interest paid	$40,949	$—
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$8,480	$—
Accrual of distributions payable to Operating Partnership unit holders	$94,109	$—
Allocation of tax attributes (to) from Parent	$—	$(14,695)
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP CONDENSED NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware on October 23, 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership that was formed on January 6, 2016 and acquired by MGP on April 25, 2016 (the “IPO Date”) in connection with MGP's Formation Transactions (defined below), including its initial public offering of Class A shares as discussed further below. When the Company files its initial federal income tax return for its taxable year ended December 31, 2016 in 2017, it intends to make an election to be treated as a real estate investment trust ("REIT").

MGM Resorts International (“MGM” or the “Parent”) is a Delaware corporation that acts largely as a holding company and, through its subsidiaries, owns and operates large-scale destination entertainment and leisure resorts. Prior to the IPO Date, the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage (collectively, the “IPO Properties”), which comprised the Company’s real estate investments prior to the acquisition of Borgata (as described below), were owned and operated by MGM. On the IPO Date, MGM engaged in a series of transactions (the “Formation Transactions”) in which subsidiaries of MGM transferred the IPO Properties to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership pursuant to a Master Contribution Agreement (the “MCA”) in exchange for Operating Partnership units representing limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of $4 billion of indebtedness from the contributing MGM subsidiaries.

On the IPO Date, MGP completed the initial public offering of 57,500,000 of its Class A shares representing limited liability company interests at an initial offering price of $21.00 per share, inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares. MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the Operating Partnership units and the general partner interest in the Operating Partnership. Certain subsidiaries of MGM acquired the remaining 73.3% of the outstanding Operating Partnership units on such date. MGM retained ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights, and is consolidated by MGM.
As of March 31, 2017, MGM owned 76.3% of the Operating Partnership units in the Operating Partnership. MGP owned the remaining 23.7% of the Operating Partnership units in the Operating Partnership. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries.
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

For periods subsequent to the IPO Date, the accompanying combined and consolidated financial statements of MGP represent the results of operations, financial positions and cash flows of MGP and the Operating Partnership, including their respective subsidiaries. The accompanying combined and consolidated financial statements of the Operating Partnership represent the results of operation, financial positions, and cash flows of the Operating Partnership including its subsidiaries.
The accompanying condensed combined and consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.
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
For entities not determined to be VIEs, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Company records a noncontrolling interest on the condensed consolidated balance sheets. All intercompany balances and transactions are eliminated in consolidation.
Noncontrolling interest. The Company presents noncontrolling interest and classifies such interest as a component of consolidated shareholders’ equity, separate from the Company’s Class A shareholders’ equity. Noncontrolling interest in the Company represents Operating Partnership units currently held by subsidiaries of MGM. Net income or loss of the Operating Partnership is allocated to its noncontrolling interest based on the noncontrolling interest’s ownership percentage in the Operating Partnership except for income tax expenses. Ownership percentage is calculated by dividing the number of Operating Partnership units held by the noncontrolling interest by the total Operating Partnership units held by the noncontrolling interest and the Company. Issuance of additional Class A shares and Operating Partnership units changes the ownership interests of both the noncontrolling interest and the Company. Such transactions and the related proceeds are treated as capital transactions.
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
Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, real estate impairment assessments. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from these estimates.
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
Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Non-Normal Tenant Improvements were $80.9 million as of March 31, 2017.
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements and integral equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques. There were no impairment charges related to long-lived assets recognized during the three months ended March 31, 2017 or 2016.
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
Revenue recognition. Rental revenue under the Master Lease is recognized on a straight-line basis over the non-cancelable term and reasonably assured renewal periods, which includes the initial lease term of 10 years and all four additional five-year terms under the Master Lease, for all contractual revenues that are determined to be fixed and measurable. The difference between such rental revenue earned and the cash rent due under the provisions of the Master Lease is recorded as deferred rent receivable and included as a component of prepaid expenses and other assets, or as deferred revenue if cash rent due exceeds rental revenue earned.
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
General and administrative. General and administrative expenses include the salaries and benefits of employees and external consulting costs. In addition, pursuant to a corporate services agreement entered into on the IPO Date between the Operating Partnership and MGM (the “Corporate Services Agreement”), MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services. MGM is reimbursed for all costs it incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement for the three-month period ending March 31, 2017 of $0.4 million.
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
Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 2.6% for the three months ended March 31, 2017.

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
The Company will elect to be treated as a REIT as defined under Section 856(a) of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, except as described below, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company distributed 100% of its taxable income in the taxable year ended December 31, 2016 and anticipates that it will do so again in the taxable year ending December 31, 2017. Accordingly, for periods subsequent to the IPO Date, the accompanying condensed combined and consolidated financial statements do not reflect a provision for federal income taxes. However, the Company may still be subject to federal excise tax, as well as certain state and local income and franchise taxes.
The Landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying financial statements as if the Landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the Landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the Landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return. No amounts are due to MGM under the tax sharing agreement as of March 31, 2017. Accordingly, the provision for current taxes and the deferred tax liability in the accompanying financial statements are attributable to noncontrolling interest since the payment of such taxes are the responsibility of MGM.
The Company was included in the consolidated or unitary income tax returns of MGM for all Predecessor periods. In the accompanying financial statements, the Predecessor periods reflect an allocation of income taxes from MGM as if the company’s Predecessor had filed a separate tax return in those periods.

Net income per share. Basic net income per share includes only the weighted average number of Class A shares outstanding during the period. Dilutive net income per share includes the weighted average number of Class A shares and the dilutive effect of share-based compensation awards outstanding during the period, when such awards are dilutive.

Net income per unit. Basic net income per unit includes only the weighted average number of Operating Partnership units outstanding during the period. Dilutive net income per unit includes the weighted average number of Operating Partnership units and the dilutive effect of share-based compensation awards outstanding during the period, when such awards are dilutive.

Deferred financing costs. Deferred financing costs were incurred in connection with the issuance of the term loan facilities, revolving credit facility and senior notes. Costs incurred in connection with term loan facilities and senior notes are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness, and are included in interest expense in the combined and consolidated statement of operations. Costs incurred in connection with the Operating Partnership’s entrance into the revolving credit facility are capitalized as a component of prepaid expenses and other assets. These costs are amortized over the term of the revolving credit facility, and are included in interest expense in the combined and consolidated statement of operations. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $2.8 million during the three months ended March 31, 2017.

Derivative financial instruments. The Company accounts for its derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging, in which all derivative instruments are reflected at fair value as either assets or liabilities. For derivative instruments that are designated and qualify as hedging instruments, the Company records the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income.
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
The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The principal amount and fair value of other financial instruments are as follows:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivative asset - interest rate swaps	$2,770	$—	$2,770	$—

Liabilities:
Senior secured credit facility:
Senior secured term loan A facility	285,000		285,000
Senior secured term loan B facility	1,842,947		1,842,947
Senior secured revolving credit facility	—		—
$1,050 million 5.625% senior notes, due 2024	1,110,375		1,110,375
$500 million 4.50% senior notes, due 2026	484,375		484,375
Derivative liability - interest rate swaps	1,525		1,525
	$3,724,222	$—	$3,724,222	$—

The total principal balance of our debt was $3.7 billion at March 31, 2017, with a fair value of $3.7 billion. The estimated fair value was estimated using quoted prices for identical or similar liabilities in markets that are not active for each of the Company’s term loan A facility, term loan B facility, revolving credit facility and senior notes. These fair value measurements are considered Level 2 of the fair value hierarchy. Derivative assets and liabilities are carried at fair value. The fair value of interest rate swaps is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap. The Company has determined that the majority of the inputs used to value its derivative assets fall within Level 2 of the fair value hierarchy.
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
Concentrations of credit risk. All of the Company’s real estate properties have been leased to a wholly owned subsidiary of MGM, and all of MGP’s revenues are derived from the Master Lease. MGM is a publicly traded company and is subject to the filing requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Refer to www.edgar.gov for MGM’s publicly available financial information (which financial information is not incorporated by reference herein). Management does not believe there are any other significant concentrations of credit risk.
Geographical risk. The majority of the Company’s real estate properties are located in Las Vegas, Nevada. Accordingly, future negative trends in local economic activity or natural disasters in this area might have a more significant effect on the Company than a more geographically diversified entity and could have an adverse impact on its financial condition and operating results.
Recently issued accounting standards. In January 2017, the Company adopted Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 did not have a material effect on the Company’s financial statements and footnote disclosures.
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

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”) to the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The adoption of ASU 2015-14 will not have a material impact on the Company's financial statements and footnote disclosures.
NOTE 3 — BORGATA TRANSACTION
On August 1, 2016, MGM completed the acquisition of Boyd Gaming’s ownership interest in Borgata. Concurrently, MGM, MGP, the Operating Partnership, the Landlord and the Tenant completed the transfer of the real estate assets related to Borgata, located at Renaissance Pointe in Atlantic City, New Jersey, from a subsidiary of MGM to the Landlord (the “Borgata Transaction”). A subsidiary of MGM operates Borgata. The real estate assets related to Borgata were leased by the Landlord to the Tenant via an amendment to the Master Lease. As a result, the initial rent under the Master Lease increased by $100 million, $90 million of which relates to the base rent for the initial term and the remaining $10 million of which relates to the percentage rent. Following the closing of the Borgata Transaction, the base rent under the Master Lease increased to $585 million for the initial term and the percentage rent was $65 million, prorated for the remainder of the first lease year after the Borgata Transaction. The consideration that was paid by MGP to a subsidiary of MGM consisted of 27.4 million newly issued Operating Partnership units and the assumption by the Landlord of $545 million of indebtedness from such subsidiary of MGM.
The Borgata Transaction was accounted for as a transaction under common control, and therefore the Company recorded the Borgata real estate assets at their carryover value of $1.3 billion determined by MGM in its purchase price allocation, along with a related deferred tax liability of $25.3 million. In addition, the Company recognized an above market lease liability and an above market lease asset related to ground leases assigned to the Landlord as part of the Borgata Transaction covering approximately 11 acres partially underlying and adjacent to the Borgata. Under the terms of the Master Lease, the Tenant is responsible for the rent payments related to these ground leases during the term of the Master Lease. The Company amortizes the above market lease liability on a straight-line basis over the terms of the underlying ground leases, which extend through 2070. The Company amortizes the above market lease asset on a straight-line basis over the term of the Master Lease, which extends through 2046 (including reasonably assured renewal periods pursuant to the terms of the Master Lease).

NOTE 4 — REAL ESTATE INVESTMENTS
The carrying value of real estate investments is as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Land	$4,143,513	$4,143,513
Buildings, building improvements, land improvements and integral equipment	7,324,486	7,324,657
	11,467,999	11,468,170
Less: Accumulated depreciation	(2,448,379)	(2,388,492)
	$9,019,620	$9,079,678

NOTE 5 — LEASES
Master Lease. Pursuant to the Master Lease, the Tenant has leased the Company’s real estate properties from the Landlord. The Master Lease is accounted for as an operating lease and has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The Master Lease provides that any extension of its term must apply to all of the real estate under the Master Lease at the time of the extension. The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the Master Lease provides MGP with a right of first offer with respect to MGM National Harbor and MGM’s development property in Springfield, Massachusetts (the “ROFO Properties”), which MGP may exercise should MGM elect to sell these properties in the future.
As of March 31, 2017, the annual rent payments under the Master Lease were $650 million. Rent under the Master Lease consists of a “base rent” component and a “percentage rent” component. For the first year, the base rent represents 90% of the initial total rent payments due under the Master Lease, or $585 million, and the percentage rent represents 10% of the initial total rent payments due under the Master Lease, or $65 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). After the sixth lease year, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant (the “Operating Subtenants”), collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue). The first 2.0% fixed annual rent escalator went into effect on April 1, 2017, resulting in annual rent payments of $661.7 million for the second lease year. The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the Operating Subtenants, from the leased properties subject to the Master Lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).
Rental revenues from the Master Lease for the three months ended March 31, 2017 were $163.2 million. The Company also recognized revenue related to the reimbursement of property taxes paid by the Tenant of $20.5 million for the three months ended March 31, 2017.
Under the Master Lease, remaining noncancelable minimum rental payments as of March 31, 2017 are as follows:

Year ending December 31,	(in thousands)
2017	$496,275
2018	670,651
2019	682,764
2020	695,119
2021	707,721
2022	662,137
Thereafter	2,099,134

NOTE 6 — DEBT
Debt consists of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$285,000	$292,500
Senior secured term loan B facility	1,831,500	1,840,750
Senior secured revolving credit facility	—	—
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
	3,666,500	3,683,250
Less: Unamortized discount and debt issuance costs	(59,527)	(61,308)
	$3,606,973	$3,621,942
Operating Partnership credit agreement. The Operating Partnership entered into a credit agreement, comprised of a $300 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility and a $600 million senior secured revolving credit facility. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The term loan facilities were recorded at cost net of the original issue discount and related borrowing costs. The related original issue discount and the borrowing costs are amortized over the term of the borrowing. The revolving credit facility is recorded at cost. The related borrowing costs were capitalized as a component of prepaid expenses and other assets and are amortized over the term of the credit facility. The revolving credit facility and term loan A facility bear interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate will be determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 2.25% to 2.75%. The term loan B facility initially bore interest at LIBOR plus 3.25% with a LIBOR floor of 0.75%. On October 26, 2016, the Operating Partnership completed a re-pricing at par of its $1.84 billion term loan B facility. As a result of the re-pricing, the term loan B facility bore interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%. In February 2017, MGP's corporate family rating was upgraded which resulted in the Operating Partnership receiving a further reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75%. The term loan B facility was issued at 99.75% to initial lenders. On May 1, 2017, the Company successfully re-priced the Operating Partnership’s $1.832 billion term loan B facility. The term loan B facility was re-priced to bear interest at LIBOR plus 2.25%, with a LIBOR floor of 0%. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023. As of March 31, 2017, no amounts were drawn on the revolving credit facility. At March 31, 2017, the interest rate on the term loan A facility was 3.73% and the interest rate on the term loan B facility was 3.48%. See Note 7 for further discussion of the Company's interest rate swap agreements related to the term loan B facility.
The credit agreement contains customary representations and warranties, events of default and positive and negative covenants. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP. The revolving credit facility and term loan A facility also require the Operating Partnership to maintain compliance with a maximum secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio, all of which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term. As of March 31, 2017, the Operating Partnership was required to have a senior secured net debt to adjusted total assets ratio of not more than 0.40 to1.00, a total net debt to adjusted total assets ratio of not more than 0.65 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. The Operating Partnership was in compliance with its financial covenants at March 31, 2017.
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
The indentures governing the senior notes contain customary covenants and events of default. These covenants are subject to a number of important exceptions and qualifications set forth in the applicable indentures governing the senior notes, including, with respect to the restricted payments covenants, the ability to make unlimited restricted payments to maintain the REIT status of MGP.
Maturities of debt. Maturities of the principal amount of the Company’s debt as of March 31, 2017 are as follows:

Year ending December 31,	(in thousands)
2017	$25,125
2018	33,500
2019	33,500
2020	33,500
2021	247,250
Thereafter	3,293,625
$3,666,500

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. The principal terms of these interest rate swaps at March 31, 2017 are as follows:

				Fair Value Asset (Liability)
Effective Date	Maturity Date	Notional Amount	Fixed Rate	March 31, 2017	December 31, 2016
(in thousands, except percentages)
December 8, 2016	November 30, 2021	$500,000	1.825%	$2,770	$1,879
January 31, 2017	November 30, 2021	700,000	1.964%	(1,525)	N/A
		$1,200,000		$1,245	$1,879

Interest rate swaps valued in net unrealized gain positions are recognized as asset balances within the prepaid expenses and other assets balance. Interest rate swaps valued in net unrealized loss positions are recognized as liability balances within accounts payable, accrued expenses and other liabilities balance. For the three months ended March 31, 2017, the amount recorded in other comprehensive income related to the derivative instruments was a net loss of $0.6 million. There was no ineffective portion of the change in fair value derivatives. During the three months ended March 31, 2017, the Company recorded interest expense of $2.7 million related to the swap agreements.

In May 2017, the Company amended its outstanding interest rate swap agreements. Under the new agreements the Company will pay a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum rate.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PARTNERS' CAPITAL

MGP shareholders' equity. On the IPO Date, MGP completed the initial public offering of 57,500,000 of its Class A shares representing limited liability company interests. MGM retained ownership of MGP’s single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class B shareholder is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares. If the holder of the Class B share and its controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%, the Class B share is no longer entitled to any voting rights. To the extent that the Class B share is entitled to majority voting power pursuant to MGP’s operating agreement, MGM may only transfer the Class B share (other than transfers to us and MGM’s controlled affiliates) if and to the extent that such transfer is approved by special approval by an independent conflicts committee, not to be unreasonably withheld. When determining whether to grant such approval, the conflicts committee must take into account the interests of MGP’s Class A shareholders and MGP ahead of the interests of the holder of the Class B share. No par value is attributed to the MGP’s Class A and Class B shares.

Operating Partnership capital. On the IPO Date, MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the outstanding Operating Partnership units in the Company. Certain subsidiaries of MGM also acquired 73.3% of the outstanding Operating Partnership units on the IPO Date. As of August 1, 2016, the date of the Borgata Transaction, MGP’s ownership percentage in the Operating Partnership units was reduced to 23.7% and MGM's indirect ownership percentage increased to 76.3%.

MGP dividends and Operating Partnership distributions. On March 15, 2017, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $94.1 million or $0.3875 per Operating Partnership unit. MGP concurrently declared a cash dividend for the quarter ended March 31, 2017 of $22.3 million or $0.3875 per Class A share payable to shareholders of record as of March 31, 2017. The distribution and dividend were paid on April 13, 2017.

Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof.

The following table presents MGP's changes in shareholders' equity for the three months ended March 31, 2017:

	Class A Shares	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Shareholders' Equity	Non-controlling Interest	Total Shareholders’ Equity
	(in thousands, except per share amounts)
Balance at January 1, 2017	$—	$1,363,130	$(29,758)	$445	1,333,817	$4,274,444	$5,608,261
Net income - January 1, 2017 to March 31, 2017	—	—	11,348	—	11,348	35,344	46,692
Other comprehensive loss - cash flow hedges	—	—	—	(150)	(150)	(484)	(634)
Share-based compensation	—	44	—	—	44	144	188
Deemed contribution - tax sharing agreement					—	1,238	1,238
Dividends declared, $0.3875 per Class A share	—	—	(22,282)	—	(22,282)	(71,827)	(94,109)
Other	—	96	—	—	96	305	401
Balance at March 31, 2017	$—	$1,363,270	$(40,692)	$295	$1,322,873	$4,239,164	$5,562,037

The following table presents the Operating Partnership's changes in partners' capital for the three months ended March 31, 2017:

	General Partner	Limited Partner	Total Partners' Capital
	(in thousands, except per unit amounts)
Balance at January 1, 2017	$—	$5,608,261	$5,608,261
Net income - January 1, 2017 to March 31, 2017	—	46,692	46,692
Other comprehensive loss - cash flow hedges	—	(634)	(634)
Share-based compensation	—	188	188
Deemed contribution - tax sharing agreement	—	1,238	1,238
Distributions declared, $0.3875 per Operating Partnership unit	—	(94,109)	(94,109)
Other	—	401	401
Balance at March 31, 2017	$—	$5,562,037	$5,562,037

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-shareholder changes in equity, or other comprehensive income. The following table summarizes the changes in accumulated other comprehensive income by component for the three months ended March 31, 2017 (there was no other comprehensive income for the three months ended March 31, 2016):

	Changes in Fair Value of Effective Cash Flow Hedge	Total
	(in thousands)
Balance at December 31, 2016	$1,879	$1,879
Other comprehensive income before reclassifications	2,052	2,052
Amounts reclassified from accumulated other comprehensive income	(2,686)	(2,686)
Net current period other comprehensive loss	(634)	(634)
Balance at March 31, 2017	1,245	1,245
Accumulated other comprehensive (income) attributable to noncontrolling interest	(950)	(950)
Accumulated other comprehensive income attributable to Class A shareholders	$295	$295

NOTE 10 — NET INCOME PER CLASS A SHARE
The table below provides net income and the number of Class A shares used in the computations of “basic” net income per share, which utilizes the weighted-average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” net income per share, which includes all such shares. Net income attributable to Class A shares, weighted average Class A shares outstanding and the effect of dilutive securities outstanding are presented for the three months ended March 31, 2017. Net income per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights.

Three Months Ended March 31,
2017
(in thousands, except share and per share amounts)
Basic net income per share
Numerator:
Net income attributable to Class A shares	$11,348
Denominator:
Basic weighted average Class A shares outstanding	57,506,195
Basic net income per Class A share	$0.20

Three Months Ended March 31,
2017
(in thousands, except share and per share amounts)
Diluted net income per share
Numerator:
Net income attributable to Class A shares	$11,348
Denominator:
Basic weighted average Class A shares outstanding	57,506,195
Effect of dilutive shares for diluted net income per Class A share	278,045
Weighted average shares for diluted net income per Class A share	57,784,240
Diluted net income per Class A share	$0.20

NOTE 11 — NET INCOME PER OPERATING PARTNERSHIP UNIT

The table below provides net income and the number of Operating Partnership units used in the computations of “basic” net income per Operating Partnership unit, which utilizes the weighted-average number of Operating Partnership units outstanding without regard to dilutive potential Operating Partnership units, and “diluted” net income per Operating Partnership units, which includes all such Operating Partnership units. Net income attributable to Operating Partnership units, weighted average Operating Partnership units outstanding and the effect of dilutive securities outstanding are presented for the three months ended March 31, 2017.

Three Months Ended March 31,
2017
(in thousands, except unit and per unit amounts)
Basic net income per Operating Partnership unit
Numerator:
Net income	$46,692
Denominator:
Basic weighted average Operating Partnership units outstanding	242,868,331
Basic net income per Operating Partnership unit	$0.19

Three Months Ended March 31,
2017
(in thousands, except unit and per unit amounts)
Diluted net income per Operating Partnership unit
Numerator:
Net income	$46,692
Denominator:
Basic weighted average Operating Partnership units outstanding	242,868,331
Effect of dilutive shares for diluted net income per Operating Partnership unit	278,045
Weighted average shares for diluted net income per Operating Partnership unit	243,146,376
Diluted net income per Operating Partnership unit	$0.19

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Ground leases. The Company was assigned ground leases in the Borgata Transaction as discussed in Note 3. Such amounts will be paid by the Tenant pursuant to the Master Lease through 2046 (including renewal periods). Estimated minimum lease payments pursuant to the ground leases through 2070 are as follows:

(in thousands)
Year ending December 31,
2017	$4,816
2018	6,688
2019	6,688
2020	7,014
2021	7,027
Thereafter	703,516
Total minimum lease payments	$735,749
Litigation. In the ordinary course of business, from time to time, the Company expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

NOTE 13 — CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by the Operating Partnership and MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 are presented below.

The guarantee of a subsidiary guarantor will be automatically released upon (i) a sale or other disposition (including by way of consolidation or merger) of the subsidiary guarantor, or the capital stock of the subsidiary guarantor; (ii) the sale or disposition of all or substantially all of the assets of the subsidiary guarantor; (iii) the designation in accordance with the indenture of a subsidiary guarantor as an unrestricted subsidiary; (iv) at such time as such subsidiary guarantor is no longer a subsidiary guarantor or other obligor with respect to any credit facilities or capital markets indebtedness of the Operating Partnership; or (v) defeasance or discharge of the notes.

Comparative information for the three months ended March 31, 2016 is not presented because such period precedes the date at which the Operating Partnership and its subsidiaries were formed. The financial information for all periods preceding the formation of the Operating Partnership and its subsidiaries is solely attributable to the Predecessor, which following the IPO Date, has been combined retrospectively with the Operating Partnership and its subsidiaries for all periods, as discussed in Note 2. Consequently, consolidating financial information for periods preceding the formation of the Operating Partnership and its subsidiaries would be presented entirely within the guarantor column and would be the same as the Operating Partnership's combined financial statements.

CONSOLIDATING BALANCE SHEET INFORMATION

	March 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$—	$—	$9,019,620	$—	$9,019,620
Cash and cash equivalents	368,298	—	—	—	368,298
Tenant and other receivables, net	319	—	4,293	—	4,612
Intercompany	717,674	—	—	(717,674)	—
Prepaid expenses and other assets	11,154	—	—	—	11,154
Investments in subsidiaries	8,195,645	—	—	(8,195,645)	—
Above market lease, asset	—	—	45,768	—	45,768
	$9,293,090	$—	$9,069,681	$(8,913,319)	$9,449,452
Debt, net	3,606,973	—	—	—	3,606,973
Due to MGM Resorts International and affiliates	—	—	816	—	816
Intercompany	—	—	717,674	(717,674)	—
Accounts payable, accrued expenses, and other liabilities	2,953	—	1,876	—	4,829
Above market lease, liability	—	—	47,735	—	47,735
Accrued interest	27,018	—	—	—	27,018
Distribution payable	94,109	—	—	—	94,109
Deferred revenue	—	—	80,567	—	80,567
Deferred income taxes, net	—	—	25,368	—	25,368
Total liabilities	3,731,053	—	874,036	(717,674)	3,887,415
General partner	—	—	—	—	—
Limited partners	5,562,037	—	8,195,645	(8,195,645)	5,562,037
Total partners' capital	5,562,037	—	8,195,645	(8,195,645)	5,562,037
Total liabilities and partners' capital	$9,293,090	$—	$9,069,681	$(8,913,319)	$9,449,452

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$—	$—	$9,079,678	$—	$9,079,678
Cash and cash equivalents	360,492	—	—	—	360,492
Tenant and other receivables, net	2,059	—	7,444	—	9,503
Intercompany	880,823	—	—	(880,823)	—
Prepaid expenses and other assets	9,167	—	1,739	—	10,906
Investments in subsidiaries	8,100,942	—	—	(8,100,942)	—
Above market lease, asset	—	—	46,161	—	46,161
	$9,353,483	$—	$9,135,022	$(8,981,765)	$9,506,740
Debt, net	3,621,942	—	—	—	3,621,942
Due to MGM Resorts International and affiliates	—	—	166	—	166
Intercompany	—	—	880,823	(880,823)	—
Accounts payable, accrued expenses, and other liabilities	3,034	—	7,444	—	10,478
Above market lease, liability	—	—	47,957	—	47,957
Accrued interest	26,137	—	—	—	26,137
Distribution payable	94,109	—	—	—	94,109
Deferred revenue	—	—	72,322	—	72,322
Deferred income taxes, net	—	—	25,368	—	25,368
Total liabilities	3,745,222	—	1,034,080	(880,823)	3,898,479
General partner	—	—	—	—	—
Limited partners	5,608,261	—	8,100,942	(8,100,942)	5,608,261
Total partners' capital	5,608,261	—	8,100,942	(8,100,942)	5,608,261
Total liabilities and partners' capital	$9,353,483	$—	$9,135,022	$(8,981,765)	$9,506,740

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$163,177	$—	$163,177
Tenants reimbursements and other	—	—	20,722	—	20,722
	—	—	183,899	—	183,899
Expenses
Depreciation	—	—	61,684	—	61,684
Property transactions, net	—	—	6,855	—	6,855
Property taxes	—	—	20,487	—	20,487
Amortization of above market lease, net	—	—	171	—	171
General and administrative	2,680	—	—	—	2,680
	2,680	—	89,197	—	91,877
Operating income (loss)	(2,680)	—	94,702	—	92,022
Equity in earnings of subsidiaries	93,464	—	—	(93,464)	—
Non-operating expense
Interest income	678	—	—	—	678
Interest expense	(44,636)	—	—	—	(44,636)
Other non-operating	(134)	—	—	—	(134)
	(44,092)	—	—	—	(44,092)
Income (loss) before income taxes	46,692	—	94,702	(93,464)	47,930
Provision for income taxes	—	—	(1,238)	—	(1,238)
Net income (loss)	$46,692	$—	$93,464	$(93,464)	$46,692

Other comprehensive income (loss)
Net income (loss)	46,692	—	93,464	(93,464)	46,692
Unrealized loss on cash flow hedges	(634)	—	—	—	(634)
Comprehensive income (loss)	$46,058	$—	$93,464	$(93,464)	$46,058

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(43,309)	$—	$162,500	$—	$119,191
Cash flows from investing activities
Net cash used in investing activities	—	—	—	—	—
Cash flows from financing activities
Deferred financing costs	(526)	—	—	—	(526)
Repayment of debt principal	(16,750)	—	—	—	(16,750)
Distributions paid	(94,109)	—	—	—	(94,109)
Cash received by Parent on behalf of Guarantor Subsidiaries	162,500	—	(162,500)	—	—
Net cash provided by (used in) financing activities	51,115	—	(162,500)	—	(111,385)
Cash and cash equivalents
Net increase for the period	7,806	—	—	—	7,806
Balance, beginning of period	360,492	—	—	—	360,492
Balance, end of period	$368,298	$—	$—	$—	$368,298

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements.
This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2016, which were included in our Form 10-K, filed with the SEC on March 6, 2017. For periods prior to April 25, 2016, the historical financial statements have been prepared on a “carve-out” basis from MGM’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the Predecessor. These historical financial statements include allocations of income, expenses, assets and liabilities from MGM that reflect significant assumptions, and the combined and consolidated financial statements for periods prior to the IPO Date do not fully reflect what the financial position, results of operations and cash flows would have been had MGP or the Operating Partnership been a stand-alone company during the periods presented. As a result, historical financial information prior to the IPO Date is not necessarily indicative of the future results of operations, financial position and cash flows of MGP or the Operating Partnership.
Executive Overview
MGP is a limited liability company that was formed in Delaware on October 23, 2015. MGP conducts it operations through the Operating Partnership, a Delaware limited partnership formed by MGM on January 6, 2016, which became a subsidiary of MGP on the IPO Date. When MGP files its initial federal income tax return for its taxable year ended December 31, 2016 in 2017, it intends to make an election to be treated as a REIT.
Following the completion of MGP's initial public offering, it became a publicly traded REIT primarily engaged in the real property business which consists of owning, acquiring and leasing large-scale destination entertainment and leisure resort properties, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. MGM continued to hold a controlling interest in MGP following the completion of its initial public offering through its ownership of MGP's single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. In addition, MGM continues to hold a majority economic interest in the Operating Partnership through its ownership of Operating Partnership units. One of MGP's subsidiaries is the sole general partner of the Operating Partnership.
We generate all of our revenues by leasing our real estate properties through the Landlord, a wholly owned subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM, in a “triple-net” lease arrangement, which requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Additionally, the Master Lease provides us with a right of first offer to purchase the real estate assets with respect to the ROFO Properties in the event that MGM elects to sell them. The annual rent payments due under the Master Lease for the first lease year were initially $550 million and increased to $650 million for the remainder of the first lease year following the completion of the Borgata Transaction. The first 2% fixed annual rent escalator went into effect on April 1, 2017, resulting in annual rent payments of $661.7 million. Payments under the Master Lease are guaranteed by MGM.
As of March 31, 2017, our portfolio consisted of ten premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas.
Borgata Transaction
On August 1, 2016, MGM completed its acquisition of Boyd Gaming’s ownership interest in Borgata. Immediately following such transaction, we acquired Borgata’s real property from MGM for consideration consisting of the assumption of $545 million of indebtedness from a subsidiary of MGM and the issuance of 27.4 million Operating Partnership units to a subsidiary of MGM. The real property related to Borgata was then leased back to a subsidiary of MGM under an amendment to the existing Master Lease.

Pursuant to the amendment, the initial annual rent payment increased by $100 million, prorated for the remainder of the first lease year after the Borgata Transaction. Consistent with the Master Lease terms, 90% of this rent will be fixed and contractually grow at 2% per lease year until 2022.
The Borgata Transaction was accounted for as a transaction between entities under common control, and therefore we recorded the Borgata real estate assets at their carryover value of $1.3 billion as determined by MGM in its purchase price allocation. In addition, we recognized an above market lease liability and an above market lease asset related to ground leases assigned to the Landlord as part of the Borgata Transaction covering approximately 11 acres partially underlying and adjacent to the Borgata. Pursuant to the Master Lease the Tenant is responsible for the rent payments related to these ground leases during the term of the Master Lease. We are amortizing the above market lease liability on a straight-line basis over the terms of the underlying ground leases, which extend through 2070. We are amortizing the above market lease asset on a straight-line basis over the term of the Master Lease, which extends through 2046 (including reasonably assured renewal periods).
Master Lease
Rent under the Master Lease consists of the base rent and the percentage rent. The annual rent payment due under the Master Lease was initially $550 million, which increased to $650 million after the Borgata Transaction for the remainder of the first year. For the first year, the base rent represents 90% of the initial total rent payments due under the Master Lease, or $585 million, and the percentage rent represents 10% of the initial total rent payments due under the Master Lease, or $65 million. The first 2% fixed annual rent escalator went into effect on April 1, 2017, resulting in annual rent payments of $661.7 million for the second lease year.
Base Rent
The base rent is a base annual amount for the duration of the lease and includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the Operating Subtenants of the properties collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue. Base rent and percentage rent that are known at the lease commencement date will be recorded on a straight-line basis over 30 years, which represents the initial ten-year non-cancelable lease term and all four five-year renewal terms under the Master Lease, as we have determined such renewal terms to be reasonably assured.
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
General and Administrative and Corporate Services
We incur general and administrative expenses for items such as compensation costs, professional services, legal expenses, certain costs of being a public company, and office costs. In addition, we incur costs for corporate services from MGM for amounts reimbursed to MGM under the Corporate Services Agreement that covers financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services.
General and administrative expenses for the three months ended March 31, 2017 were $2.7 million. Pursuant to the terms of the partnership agreement of the Operating Partnership, the Operating Partnership is required to pay for or reimburse MGP for these expenses and generally for any expenses MGP incurs relating to the operation of, or for the benefit of, the Operating Partnership or MGP. Any such reimbursements are taken into account by our wholly owned subsidiary, the general partner, before causing the Operating Partnership to make any distributions to holders of Operating Partnership units and do not affect our pro rata entitlement, as a holder of Operating Partnership units, to distributions from the Operating Partnership.
Expenditures necessary to maintain our properties in reasonably good order and repair are paid or reimbursed by the Tenant pursuant to the Master Lease. Other operating expenses relating to our properties such as property taxes and insurance are also paid or reimbursed by the Tenant pursuant to the Master Lease.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three months ended March 31, 2017 and March 31, 2016. The prior year period reflects solely the results of operations of the Predecessor.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net revenues	$183,899	$—
Operating income (loss)	92,022	(67,970)
Net income (loss)	46,692	(67,970)
Net income attributable to Class A shareholders	11,348	—
Revenues

Revenues, including tenant reimbursements and other, for the three months ended March 31, 2017 were $183.9 million. No revenues were generated for the three months ended March 31, 2016. Tenant reimbursement and other revenue arises primarily from the triple-net structure of the Master Lease which provides for Tenant being responsible for payment of certain expenses as discussed above, including property taxes of the properties. We recognize revenue related to property taxes for which we are the primary obligor in the same periods as the expense is incurred. We recognize the cost basis of non-normal tenant improvements in accordance with U.S. GAAP ("Non-Normal Tenant Improvements") as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives applying the straight-line method and deferred revenue is amortized applying the straight-line method as additional rental revenue over the remaining term of the Master Lease once the related real estate assets are placed in service.
Operating Expenses
Depreciation. Depreciation expense for the three months ended March 31, 2017 was $61.7 million. Depreciation expense for the three months ended March 31, 2016 was $51.5 million, which solely relates to the depreciation expense of the Predecessor. Depreciation expense for the three months ended March 31, 2017 increased primarily due to depreciation related to the Borgata assets acquired in August 2016 and accelerated depreciation recognized on assets to be disposed of.
Property transactions, net. Property transactions, net for the three months ended March 31, 2017 were $6.9 million and relate to normal losses on the disposition of assets. Property transactions, net for the three months ended March 31, 2016 were $0.9 million.
Property taxes. Property tax expense for the three months ended March 31, 2017 was $20.5 million, compared to $13.2 million for the three months ended March 31, 2016. This increase was due to higher property tax assessments and the addition of Borgata during the second half of 2016.
Property insurance. Property insurance expense for the three months ended March 31, 2016 was $2.4 million. MGP does not recognize property insurance expense following the IPO Date due to such costs being direct costs of the Tenant and not an obligation of MGP.
General and administrative expenses. General and administrative expense for the three months ended March 31, 2017 was $2.7 million which primarily relates to payroll costs, share-based compensation expense, corporate services and professional services fees. The Predecessor did not have any general and administrative expenses for the three months ended March 31, 2016.

Non-Operating Expenses
Total non-operating expenses for the three months ended March 31, 2017 were $44.1 million and primarily related to interest expense on the senior secured credit facility, senior notes and interest rate swaps, which included amortization of debt issuance costs of $2.8 million for the three months ended March 31, 2017. There were no non-operating expenses for the three months ended March 31, 2016.
Income tax provision. Our effective tax rate for the three months ended March 31, 2017 increased from 0% in the prior year quarter to an expense of 2.6% in the current year quarter resulting in income tax expense of $1.2 million for the three months ended March 31, 2017, compared to no income tax expense for the three months ended March 31, 2016. The March 31, 2016 period of the Predecessor does not include an income tax provision or benefit because a valuation allowance was provided on all losses generated by the Predecessor.

Non-GAAP Measures
Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, as defined by the National Association of Real Estate Investment Trusts.
Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs, the net amortization of the above market lease, non-cash compensation expense, acquisition-related expenses, the provision for income taxes, the net effect of straight-line rents and deferred revenue amortization.
Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net), real estate depreciation, interest income, interest expense, the net amortization of the above market lease, non-cash compensation expense, acquisition-related expenses, the provision for income taxes, the net effect of straight-line rents and deferred revenue amortization.
FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA are supplemental performance measures that have not been prepared in conformity with U.S. GAAP that management believes are useful to investors in comparing operating and financial results between periods. Management believes that this is especially true since these measures exclude real estate depreciation and amortization expense and management believes that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes such a presentation also provides investors with a meaningful measure of the Company’s operating results in comparison to the operating results of other REITs. Adjusted EBITDA is useful to investors to further supplement AFFO and FFO and to provide investors a performance metric which excludes interest expense. In addition to non-cash items, beginning with the third quarter of 2016, the Company revised its calculations of AFFO and Adjusted EBITDA for acquisition-related expenses. While we do not label these expenses as non-recurring, infrequent or unusual, management believes that it is helpful to adjust for these expenses when they do occur to allow for comparability of results between periods because each acquisition is (and will be) of varying size and complexity and may involve different types of expenses depending on the type of property being acquired and from whom. This revision to such calculations had no significant impact on our AFFO and Adjusted EBITDA as reported in prior periods.
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

The following table presents a reconciliation of net income (loss) to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income (loss)	$46,692	$(67,970)
Depreciation	61,684	51,476
Property transactions, net	6,855	874
Funds From Operations	115,231	(15,620)
Amortization of financing costs	2,806	—
Non-cash compensation expense	188	—
Net effect of straight-line rent and amortization of deferred revenue	(912)	—
Amortization of above market lease, net	171	—
Provision for income taxes	1,238	—
Adjusted Funds From Operations	118,722	(15,620)
Interest income	(678)	—
Interest expense	44,636	—
Amortization of financing costs	(2,806)	—
Adjusted EBITDA	$159,874	$(15,620)

Liquidity and Capital Resources

Property rental revenue is our primary source of cash from operations and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to MGP. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $368.3 million in cash and cash equivalents held by the Operating Partnership as of March 31, 2017, expected cash flows from operations, and $600.0 million of borrowing capacity under the Operating Partnership's revolving credit facility as of March 31, 2017. We have no commitments for capital expenditures except as described in Note 2 to the accompanying financial statements. In addition, maintenance and repairs to our real estate investments are the responsibility of the Tenant under the Master Lease. Also see Note 6 and Note 12 the accompanying financial statements for a description of our principal debt arrangements and commitments and contingencies, respectively.
Summary of Cash Flows
Net cash provided by operating activities for the three months ended March 31, 2017 was $119.2 million, which includes cash inflows from rental revenues and outflows for general and administrative expenses as well as interest payments. Net cash used in operating activities for the three months ended March 31, 2016 was $15.6 million, which was primarily attributable to the operating expenses of the Predecessor.
There were no cash flows from investing activities for the three months ended March 31, 2017. Net cash used in investing activities was $111.2 million for the three months ended March 31, 2016, which were funded by MGM and relate to the activity of the Predecessor prior to the IPO Date.
Net cash used by financing activities for the three months ended March 31, 2017 was $111.4 million, which was primarily attributable to distributions and dividends and scheduled amortization payments on our senior credit facility. Net cash provided by financing activities for the three months ended March 31, 2016 was $126.9 million, which represents the net amount transferred from MGM related to the Predecessor prior to the IPO Date.
Dividends and Distributions

On March 15, 2017, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $0.3875 per Operating Partnership unit. The Company’s Board of Directors concurrently declared a cash dividend for the quarter ended March 31, 2017 of $0.3875 per Class A share payable to shareholders of record as of March 31, 2017. The distribution and dividend were paid on April 13, 2017.
In the future, MGP expects to pay quarterly dividends in cash of approximately $22 million equal to $0.3875 per share (or $89.1 million on an annualized basis equal to $1.55 per share) to its Class A shareholders, which amount may be changed in the future at the discretion of the Board of Directors and management.

When the Company files its initial federal income tax return for its taxable year ended December 31, 2016 in 2017, it intends to make an election to be treated as a REIT. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. Commencing with our taxable year ending on December 31, 2016, our annual distribution will not be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains.
Inflation
The Master Lease provides for certain increases in rent as a result of the fixed annual rent escalator or changes in the variable percentage rent as further described above under “—Master Lease.” We expect that inflation will cause the variable percentage rent provisions to result in rent increases over time. However, we could be negatively affected if increases in rent are not sufficient to cover increases in our operating expenses due to inflation. In addition, inflation and increased cost may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue due to inflation.
Application of Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes in our critical accounting policies and estimates since year end.

Market Risk
Our primary market risk exposure is interest rate risk with respect to our existing variable-rate long-term indebtedness. As of March 31, 2017, we have incurred indebtedness in principal amount of approximately $3.7 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
At March 31, 2017, the term loan B facility bore interest at LIBOR plus 2.50%, with a LIBOR floor of 0.75%. On May 1, 2017, the Company successfully re-priced the Operating Partnership’s $1.832 billion term loan B facility. The term loan B facility was re-priced to bear interest at LIBOR plus 2.25%, with a LIBOR floor of 0%, which represents a 25 basis point reduction compared to the prior rate of LIBOR plus 2.50%, with a LIBOR floor of 0.75%.

We are party to interest rate swaps to mitigate the interest rate risk inherent in our senior secured term loan B facility. The principal terms of these interest rate swaps at March 31, 2017 are as follows:

				Fair Value Asset (Liability)
Effective Date	Maturity Date	Notional Amount	Fixed Rate	March 31, 2017	December 31, 2016
(in thousands, except percentages)
December 8, 2016	November 30, 2021	$500,000	1.825%	$2,770	$1,879
January 31, 2017	November 30, 2021	700,000	1.964%	(1,525)	N/A
		$1,200,000		$1,245	$1,879
We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of March 31, 2017, long-term variable rate borrowings represented approximately 25% of our total borrowings after giving effect to the hedged portion of our term loan B. Assuming a 100 basis-point increase in LIBOR-

in the case of term loan B facility (over the 0.75% floor specified in our senior secured credit facility), our annual interest cost would increase by approximately $9 million based on gross amounts outstanding at March 31, 2017.

In May 2017, we amended our outstanding interest rate swap agreements. Under the new agreements we will pay a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum rate.
The following table provides information about the maturities of our long-term debt subject to changes in interest rates as of March 31, 2017. Average interest rates presented relate to the interest rate of the debt maturity in the period:

	Debt maturing in							Fair Value March 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2017

Fixed-rate	$—	$—	$—	$—	$—	$1,550.0	$1,550.0	$1,594.8
Average interest rate						5.262%	5.262%
Variable rate	$25.1	$33.5	$33.5	$33.5	$247.3	$1,743.6	$2,116.5	$2,127.9
Average interest rate	3.466%	3.466%	3.466%	3.466%	3.697%	3.250%	3.315%
Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the timing and amount of any future dividend, our expectations regarding our ability to meet our financial and strategic goals and out ability to further grow our portfolio.

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

•
We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations.

•	We depend on our properties for all of our anticipated cash flows.

•	We may not be able to re-lease our properties following the expiration or termination of the Master Lease.

•
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

•	The Master Lease restricts our ability to sell the properties or our interests in the Operating Partnership and Landlord.

•	We will have future capital needs and may not be able to obtain additional financing on acceptable terms.

•	Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

•	Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.

•	We have a limited operating history and the Predecessor historical financial information included in this Quarterly Report on Form 10-Q may not be a reliable indicator of future results.

•	We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

•	Because a majority of our major gaming resorts are concentrated on the Las Vegas Strip (the “Strip”), we are subject to greater risks than a company that is more geographically diversified.

•	Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the ROFO Properties) may be unsuccessful or fail to meet our expectations.

•
We may face extensive regulation from gaming and other regulatory authorities, and our operating agreement provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.

•	Required regulatory approvals can delay or prohibit future leases or transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.

•	Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders.

•	Our dividend yield could be reduced if we were to sell any of our properties in the future.

•	There can be no assurance that we will be able to make distributions to our Operating Partnership unitholders and Class A shareholders or maintain our anticipated level of distributions over time.

•	An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of our Class A shares.

•	MGP is controlled by MGM, whose interests in our business may conflict with ours or yours.

•	We are dependent on MGM for the provision of administration services to our operations and assets.

•	MGM’s historical results may not be a reliable indicator of its future results.

•	Our operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our directors, officers and others.

•	If MGM engages in the same type of business we conduct, our ability to successfully operate and expand our business may be hampered.

•
The Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction.

•
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

•	MGM may undergo a change of control without the consent of us or of our shareholders.

•
If MGP does not qualify to be taxed as a REIT, or fails to remain qualified to be taxed as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations.

•	Legislative or other actions affecting REITs could have a negative effect on us.
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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Controls and Procedures with respect to the Operating Partnership
In this “Controls and Procedures with respect to the Operating Partnership” section, the terms “we,”“our” and “us” refer to the Operating Partnership together with its consolidated subsidiaries, and “management,”“principal executive officer” and “principal financial officer” refers to the management, principal executive officer and principal financial officer of the Operating Partnership and of the Operating Partnership's general partner.
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those factors for the three months ended March 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.    Exhibits

3.1	Amended and Restated Limited Partnership Agreement of MGM Growth Properties Operating Partnership LP, dated as of February 2, 2017

31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4
Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following information from each of the MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets at March 31, 2017 (unaudited) and December 31, 2016 (audited); (ii) Unaudited Condensed Combined and Consolidated Statements of Operations and Comprehensive Loss for the three-months ended March 31, 2017 and 2016; (iii) Unaudited Condensed Combined and Consolidated Statements of Cash Flows for the three-months ended March 31, 2017 and 2016; and (vi) Condensed Notes to Unaudited Condensed Combined and Consolidated Financial Statements.

* Exhibits 32.1, 32.2, 32.3 and 32.4 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties LLC

Date: May 5, 2017	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: May 5, 2017	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)