Form 10-Q
period 2017-06-30
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2017-08-08
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

MGM Growth Properties LLC     Yes            No    X
MGM Growth Properties Operating Partnership LP      Yes            No    X

As of August 3, 2017, 57,671,795 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of June 30, 2017, MGP owned approximately 23.7% of the Operating Partnership units in the Operating Partnership. The remaining approximately 76.3% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Real estate investments, net	$8,957,622	$9,079,678
Cash and cash equivalents	376,842	360,492
Tenant and other receivables, net	4,166	9,503
Prepaid expenses and other assets	8,819	10,906
Above market lease, asset	45,374	46,161
Total assets	$9,392,823	$9,506,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Debt, net	$3,601,214	$3,621,942
Due to MGM Resorts International and affiliates	233	166
Accounts payable, accrued expenses and other liabilities	8,829	10,478
Above market lease, liability	47,513	47,957
Accrued interest	17,580	26,137
Dividend payable	95,995	94,109
Deferred revenue	88,747	72,322
Deferred income taxes, net	25,368	25,368
Total liabilities	3,885,479	3,898,479
Commitments and contingencies (Note 12)
Shareholders’ equity
Class A shares: no par value, authorized 1,000,000,000 shares, issued and outstanding 57,664,149 and 57,500,000 shares	—	—
Additional paid-in capital	1,370,370	1,363,130
Accumulated deficit	(56,914)	(29,758)
Accumulated other comprehensive income (loss)	(680)	445
Total Class A shareholders’ equity	1,312,776	1,333,817
Noncontrolling interest	4,194,568	4,274,444
Total shareholders’ equity	5,507,344	5,608,261
Total liabilities and shareholders’ equity	$9,392,823	$9,506,740
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$163,177	$101,253	$326,354	$101,253
Tenant reimbursements and other	21,279	9,650	42,001	9,650
	184,456	110,903	368,355	110,903
Expenses
Depreciation	60,227	53,123	121,911	104,600
Property transactions, net	10,587	335	17,442	1,209
Property taxes	20,642	13,305	41,129	26,541
Property insurance	—	559	—	2,943
Amortization of above market lease, net	172	—	343	—
Acquisition-related expenses	—	599	—	599
General and administrative	2,661	3,789	5,341	3,789
	94,289	71,710	186,166	139,681
Operating income (loss)	90,167	39,193	182,189	(28,778)
Non-operating income (expense)
Interest income	881	—	1,559	—
Interest expense	(44,818)	(29,475)	(89,454)	(29,475)
Other non-operating	(1,178)	(72)	(1,312)	(72)
	(45,115)	(29,547)	(89,207)	(29,547)
Income (loss) before income taxes	45,052	9,646	92,982	(58,325)
Provision for income taxes	(1,177)	—	(2,415)	—
Net income (loss)	43,875	9,646	90,567	(58,325)
Less: Net (income) loss attributable to noncontrolling interest	(33,195)	(2,693)	(68,539)	65,278
Net income attributable to Class A shareholders	$10,680	$6,953	$22,028	$6,953

Weighted average Class A shares outstanding:
Basic	57,687,558	57,500,000	57,596,223	57,500,000
Diluted	57,854,088	57,739,166	57,818,511	57,739,166

Net income per Class A share (basic)	$0.19	$0.12	$0.38	$0.12
Net income per Class A share (diluted)	$0.18	$0.12	$0.38	$0.12

Dividends declared per Class A share	$0.3950	$0.2632	$0.7825	$0.2632
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$43,875	$9,646	$90,567	$(58,325)
Other comprehensive loss
Unrealized loss on cash flow hedges, net	(4,112)	—	(4,746)	—
Other comprehensive loss	(4,112)	—	(4,746)	—
Comprehensive income (loss)	39,763	9,646	85,821	(58,325)
Less: Comprehensive income attributable to noncontrolling interests	(30,058)	(2,693)	(64,918)	65,278
Comprehensive income (loss) attributable to Class A shareholders	$9,705	$6,953	$20,903	$6,953

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$90,567	$(58,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	121,911	104,600
Property transactions, net	17,442	1,209
Amortization and write-off of deferred financing costs and debt discount	6,421	1,714
Amortization related to above market lease, net	343	—
Provision for income taxes	2,415	—
Amortization of deferred revenue	(872)	—
Straight-line rental revenues	1,571	(420)
Share-based compensation	550	142
Changes in operating assets and liabilities:
Tenant and other receivables, net	5,337	(4,273)
Prepaid expenses and other assets	(5,229)	4,464
Due to MGM Resorts International and affiliates	67	465
Accounts payable, accrued expenses and other liabilities	(1,248)	849
Accrued interest	(8,557)	11,888
Net cash provided by (used in) operating activities	230,718	62,313
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	—	(138,987)
Net cash used in investing activities	—	(138,987)
Cash flows from financing activities
Proceeds from issuance of debt	—	3,200,000
Deferred financing costs	(1,024)	(68,207)
Repayment of bridge facilities	—	(4,000,000)
Repayment of debt principal	(25,125)	(8,375)
Issuance of Class A shares	—	1,207,500
Class A share issuance costs	—	(75,032)
Dividends and distributions paid	(188,219)	—
Net cash transfers from Parent	—	158,822
Net cash (used in) provided by financing activities	(214,368)	414,708
Cash and cash equivalents
Net increase for the period	16,350	338,034
Balance, beginning of period	360,492	—
Balance, end of period	$376,842	$338,034
Supplemental cash flow disclosures
Interest paid	$92,301	$15,873
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$17,297	$20,889
Accrual of dividends and distributions payable to Class A shareholders and Operating Partnership unit holders	$95,995	$56,720
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Real estate investments, net	$8,957,622	$9,079,678
Cash and cash equivalents	376,842	360,492
Tenant and other receivables, net	4,166	9,503
Prepaid expenses and other assets	8,819	10,906
Above market lease, asset	45,374	46,161
Total assets	$9,392,823	$9,506,740

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$3,601,214	$3,621,942
Due to MGM Resorts International and affiliates	233	166
Accounts payable, accrued expenses and other liabilities	8,829	10,478
Above market lease, liability	47,513	47,957
Accrued interest	17,580	26,137
Dividend payable	95,995	94,109
Deferred revenue	88,747	72,322
Deferred income taxes, net	25,368	25,368
Total liabilities	3,885,479	3,898,479
Commitments and contingencies (Note 12)
Partners' capital
General partner	—	—
Limited partners: issued and outstanding 243,026,285 and 242,862,136 Operating Partnership units	5,507,344	5,608,261
Total partners' capital	5,507,344	5,608,261
Total liabilities and partners’ capital	$9,392,823	$9,506,740
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$163,177	$101,253	$326,354	$101,253
Tenant reimbursements and other	21,279	9,650	42,001	9,650
	184,456	110,903	368,355	110,903
Expenses
Depreciation	60,227	53,123	121,911	104,600
Property transactions, net	10,587	335	17,442	1,209
Property taxes	20,642	13,305	41,129	26,541
Property insurance	—	559	—	2,943
Amortization of above market lease, net	172	—	343	—
Acquisition-related expenses	—	599	—	599
General and administrative	2,661	3,789	5,341	3,789
	94,289	71,710	186,166	139,681
Operating income (loss)	90,167	39,193	182,189	(28,778)
Non-operating income (expense)
Interest income	881	—	1,559	—
Interest expense	(44,818)	(29,475)	(89,454)	(29,475)
Other non-operating	(1,178)	(72)	(1,312)	(72)
	(45,115)	(29,547)	(89,207)	(29,547)
Income (loss) before income taxes	45,052	9,646	92,982	(58,325)
Provision for income taxes	(1,177)	—	(2,415)	—
Net income (loss)	43,875	9,646	90,567	(58,325)

Weighted average Operating Partnership units outstanding:
Basic	243,049,694	215,500,000	242,958,359	215,500,000
Diluted	243,216,224	215,739,166	243,180,647	215,739,166

Net income per Operating Partnership unit (basic)	$0.18	$0.12	$0.37	$0.12
Net income per Operating Partnership unit (diluted)	$0.18	$0.12	$0.37	$0.12

Distributions declared per Operating Partnership unit	$0.3950	$0.2632	$0.7825	$0.2632
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$43,875	$9,646	$90,567	$(58,325)
Unrealized loss on cash flow hedges, net	(4,112)	—	(4,746)	—
Comprehensive income (loss)	$39,763	$9,646	$85,821	$(58,325)
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$90,567	$(58,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	121,911	104,600
Property transactions, net	17,442	1,209
Amortization and write-off of deferred financing costs and debt discount	6,421	1,714
Amortization related to above market lease, net	343	—
Provision for income taxes	2,415	—
Amortization of deferred revenue	(872)	—
Straight-line rental revenues	1,571	(420)
Share-based compensation	550	142
Changes in operating assets and liabilities:
Tenant and other receivables, net	5,337	(4,273)
Prepaid expenses and other assets	(5,229)	4,464
Due to MGM Resorts International and affiliates	67	465
Accounts payable, accrued expenses and other liabilities	(1,248)	849
Accrued interest	(8,557)	11,888
Net cash provided by (used in) operating activities	230,718	62,313
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	—	(138,987)
Net cash used in investing activities	—	(138,987)
Cash flows from financing activities
Proceeds from issuance of debt	—	3,200,000
Deferred financing costs	(1,024)	(68,207)
Repayment of bridge facilities	—	(4,000,000)
Repayment of debt principal	(25,125)	(8,375)
Proceeds from purchase of operating partnership units by MGP	—	1,132,468
Distributions paid	(188,219)	—
Net cash transfers from Parent	—	158,822
Net cash (used in) provided by financing activities	(214,368)	414,708
Cash and cash equivalents
Net increase for the period	16,350	338,034
Balance, beginning of period	360,492	—
Balance, end of period	$376,842	$338,034
Supplemental cash flow disclosures
Interest paid	$92,301	$15,873
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$17,297	$20,889
Accrual of distributions payable to Operating Partnership unit holders	$95,995	$56,720
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

MGM Resorts International (“MGM” or the “Parent”) is a Delaware corporation that acts largely as a holding company and, through its subsidiaries, owns and operates large-scale destination entertainment and leisure resorts. Prior to the IPO Date, the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage (collectively, the “IPO Properties”), which comprised the Company’s real estate investments prior to the acquisition of Borgata (as defined below), were owned and operated by MGM. On the IPO Date, MGM engaged in a series of transactions (the “Formation Transactions”) in which subsidiaries of MGM transferred the IPO Properties to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership pursuant to a Master Contribution Agreement (the “MCA”) in exchange for Operating Partnership units representing limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of $4 billion of indebtedness from the contributing MGM subsidiaries.

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
As of June 30, 2017, MGM owned 76.3% of the Operating Partnership units in the Operating Partnership. MGP owned the remaining 23.7% of the Operating Partnership units in the Operating Partnership. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries.
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
Real estate investments. Real estate investments nconsist of land, buildings, improvements and integral equipment. Because the Formation Transactions and the Borgata Transaction (as defined below) represent transactions between entities under common control, such real estate was initially recorded by the Company at MGM’s historical cost basis, less accumulated depreciation (i.e., there was no change in the basis of the contributed assets), as of the IPO Date and the date of the consummation of the Borgata Transaction, respectively. Costs of maintenance and repairs to real estate investments are the responsibility of the Tenant under the Master Lease.
Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Non-Normal Tenant Improvements were $89.7 million as of June 30, 2017.
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements and integral equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques. There were no impairment charges related to long-lived assets recognized during the three and six months ended June 30, 2017 or 2016.
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
General and administrative. General and administrative expenses include the salaries and benefits of employees and external consulting costs. In addition, pursuant to a corporate services agreement entered into on the IPO Date between the Operating Partnership and MGM (the “Corporate Services Agreement”), MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services. MGM is reimbursed for all costs it incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement for the three and six month period ending June 30, 2017 of $0.4 million and $0.8 million, respectively. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement from the IPO Date through June 30, 2016 of $0.3 million.
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
Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 2.6% and 2.6% for the three and six months ended June 30, 2017, respectively.

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
The Landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying financial statements as if the Landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the Landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the Landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return. No amounts are due to MGM under the tax sharing agreement as of June 30, 2017. Accordingly, the provision for current taxes and the deferred tax liability in the accompanying financial statements are attributable to noncontrolling interest since the payment of such taxes are the responsibility of MGM.
The Company was included in the consolidated or unitary income tax returns of MGM for all Predecessor periods. In the accompanying financial statements, the Predecessor periods reflect an allocation of income taxes from MGM as if the Predecessor had filed a separate tax return in those periods.

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

Deferred financing costs. Deferred financing costs were incurred in connection with the issuance of the term loan facilities, revolving credit facility and senior notes. Costs incurred in connection with term loan facilities and senior notes are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness, and are included in interest expense in the combined and consolidated statement of operations. Costs incurred in connection with the Operating Partnership’s entrance into the revolving credit facility are capitalized as a component of prepaid expenses and other assets. These costs are amortized over the term of the revolving credit facility, and are included in interest expense in the combined and consolidated statement of operations. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $2.8 million and $5.6 million during the three and six months ended June 30, 2017, respectively.

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

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The principal amount and fair value of other financial instruments are as follows:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivative asset - interest rate swaps	$442	$—	$442	$—

Liabilities:
Senior secured credit facility:
Senior secured term loan A facility	281,250		281,250
Senior secured term loan B facility	1,826,875		1,826,875
Senior secured revolving credit facility	—		—
$1,050 million 5.625% senior notes, due 2024	1,144,500		1,144,500
$500 million 4.50% senior notes, due 2026	501,875		501,875
Derivative liability - interest rate swaps	3,396		3,396
	$3,757,896	$—	$3,757,896	$—

The total principal balance of our debt was $3.7 billion at June 30, 2017, with a fair value of $3.8 billion. The estimated fair value was estimated using quoted prices for identical or similar liabilities in markets that are not active for each of the Company’s term loan A facility, term loan B facility, revolving credit facility and senior notes. These fair value measurements are considered Level 2 of the fair value hierarchy. Derivative assets and liabilities are carried at fair value. The fair value of interest rate swaps is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap. The Company has determined that the majority of the inputs used to value its derivative assets fall within Level 2 of the fair value hierarchy.
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

NOTE 4 — REAL ESTATE INVESTMENTS
The carrying value of real estate investments is as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Land	$4,143,513	$4,143,513
Buildings, building improvements, land improvements and integral equipment	7,295,748	7,324,657
	11,439,261	11,468,170
Less: Accumulated depreciation	(2,481,639)	(2,388,492)
	$8,957,622	$9,079,678

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
Rent under the Master Lease consists of a “base rent” component and a “percentage rent” component. For the first year, the base rent represented 90% of the initial total rent payments due under the Master Lease, or $585 million, and the percentage rent represented 10% of the initial total rent payments due under the Master Lease, or $65 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). After the sixth lease year, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant (the “Operating Subtenants”), collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue). The first 2.0% fixed annual rent escalator went into effect on April 1, 2017, resulting in annual rent payments of $661.7 million for the second lease year. The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the Operating Subtenants, from the leased properties subject to the Master Lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).
Rental revenues from the Master Lease for the three and six months ended June 30, 2017 were $163.2 million and $326.4 million, respectively. The Company also recognized revenue related to the reimbursement of property taxes paid by the Tenant of $20.6 million and $41.1 million for the three and six months ended June 30, 2017, respectively.
Under the Master Lease, remaining noncancelable minimum rental payments as of June 30, 2017 are as follows:

Year ending December 31,	(in thousands)
2017	$330,850
2018	670,651
2019	682,764
2020	695,119
2021	707,721
2022	662,137
Thereafter	2,099,134

NOTE 6 — DEBT
Debt consists of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$281,250	$292,500
Senior secured term loan B facility	1,826,875	1,840,750
Senior secured revolving credit facility	—	—
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
	3,658,125	3,683,250
Less: Unamortized discount and debt issuance costs	(56,911)	(61,308)
	$3,601,214	$3,621,942
Operating Partnership credit agreement. On the IPO Date, the Operating Partnership entered into a credit agreement, comprised of a $300 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility and a $600 million senior secured revolving credit facility. The term loan B facility was issued at 99.75% to initial lenders. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The term loan facilities were recorded at cost net of the original issue discount and related borrowing costs. The related original issue discount and the borrowing costs are amortized over the term of the borrowing. The revolving credit facility is recorded at cost. The borrowing costs were capitalized as a component of prepaid expenses and other assets and are amortized over the term of the credit facility. The revolving credit facility and term loan A facility bear interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate will be determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 2.25% to 2.75%. The term loan B facility initially bore interest at LIBOR plus 3.25% with a LIBOR floor of 0.75%. On October 26, 2016, the Operating Partnership completed a re-pricing at par of its $1.84 billion term loan B facility. As a result of the re-pricing, the term loan B facility bore interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%. In February 2017, MGP's corporate family rating was upgraded which resulted in the Operating Partnership receiving a further reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75%. On May 1, 2017, the Company completed another re-pricing of the Operating Partnership’s term loan B facility. As a result of this re-pricing, the term loan B facility bears interest at LIBOR plus 2.25%, with a LIBOR floor of 0%. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023. As of June 30, 2017, no amounts were drawn on the revolving credit facility. At June 30, 2017, the interest rate on the term loan A facility was 3.98% and the interest rate on the term loan B facility was 3.48%. See Note 7 for further discussion of the Company's interest rate swap agreements related to the term loan B facility.
The credit agreement contains customary representations and warranties, events of default and positive and negative covenants. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP. The revolving credit facility and term loan A facility also require the Operating Partnership to maintain compliance with a maximum secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio, all of which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term. As of June 30, 2017, the Operating Partnership was required to have a senior secured net debt to adjusted total assets ratio of not more than 0.40 to1.00, a total net debt to adjusted total assets ratio of not more than 0.65 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. The Operating Partnership was in compliance with its financial covenants at June 30, 2017.
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
Maturities of debt. Maturities of the principal amount of the Company’s debt as of June 30, 2017 are as follows:

Year ending December 31,	(in thousands)
2017	$16,750
2018	33,500
2019	33,500
2020	33,500
2021	247,250
Thereafter	3,293,625
$3,658,125

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. In May 2017 in connection with the term loan B re-pricing, the Company amended its outstanding interest rate swap agreements. Under the amended agreements the Company now pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor.
The principal terms of these interest rate swaps at June 30, 2017 are as follows:

Effective Date	Maturity Date	Notional Amount	Weighted Average Fixed Rate	Fair Value Asset (Liability)
(in thousands, except percentages)
May 3, 2017	November 30, 2021	$500,000	1.764%	$442
May 3, 2017	November 30, 2021	700,000	1.901%	(3,396)
		$1,200,000		$(2,954)

As of December 31, 2016, the Company had interest rate swaps with a notional amount of $500 million outstanding with a weighted average fixed rate of 1.825% and a net unrealized gain of $1.9 million.

Interest rate swaps valued in net unrealized gain positions are recognized as asset balances within the prepaid expenses and other assets balance. Interest rate swaps valued in net unrealized loss positions are recognized as liability balances within accounts payable, accrued expenses and other liabilities balance. For the three and six months ended June 30, 2017, the amount recorded in other comprehensive income related to the derivative instruments was a net loss of $4.1 million and $4.7 million, respectively. There was no material ineffective portion of the change in fair value derivatives. During the three and six months ended June 30, 2017, the Company recorded interest expense of $2.6 million and $5.3 million, respectively, related to the swap agreements.
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

MGP dividends and Operating Partnership distributions. On June 15, 2017, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $96.0 million or $0.3950 per Operating Partnership unit. MGP concurrently declared a cash dividend for the quarter ended June 30, 2017 of $22.8 million or $0.3950 per Class A share payable to shareholders of record as of June 30, 2017. The distribution and dividend were paid on July 14, 2017.

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

The following table presents MGP's changes in shareholders' equity for the six months ended June 30, 2017:

	Total Class A Shareholders' Equity	Non-controlling Interest	Total Shareholders’ Equity
	(in thousands)
Balance at January 1, 2017	$1,333,817	$4,274,444	$5,608,261
Net income - January 1, 2017 to June 30, 2017	22,028	68,539	90,567
Other comprehensive loss - cash flow hedges	(1,125)	(3,621)	(4,746)
Share-based compensation	130	420	550
Deemed contribution - tax sharing agreement	—	2,415	2,415
Dividends and distributions declared	(45,059)	(145,045)	(190,104)
Issuance of Class A shares	2,889	(2,889)	—
Other	96	305	401
Balance at June 30, 2017	$1,312,776	$4,194,568	$5,507,344

The following table presents the Operating Partnership's changes in partners' capital for the six months ended June 30, 2017:

	General Partner	Limited Partner	Total Partners' Capital
	(in thousands)
Balance at January 1, 2017	$—	$5,608,261	$5,608,261
Net income - January 1, 2017 to June 30, 2017	—	90,567	90,567
Share-based compensation	—	550	550
Deemed contribution - tax sharing agreement	—	2,415	2,415
Distributions declared	—	(190,104)	(190,104)
Other comprehensive loss - cash flow hedges	—	(4,746)	(4,746)
Other	—	401	401
Balance at June 30, 2017	$—	$5,507,344	$5,507,344

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-shareholder changes in equity, or other comprehensive income. The following table summarizes the changes in accumulated other comprehensive income by component for the six months ended June 30, 2017 (there was no other comprehensive income for the six months ended June 30, 2016):

	Changes in Fair Value of Effective Cash Flow Hedge	Total
	(in thousands)
Balance at December 31, 2016	$1,879	$1,879
Other comprehensive income before reclassifications	527	527
Amounts reclassified from accumulated other comprehensive income	(5,273)	(5,273)
Net current period other comprehensive loss	(4,746)	(4,746)
Balance at June 30, 2017	(2,867)	(2,867)
Accumulated other comprehensive (income) loss attributable to noncontrolling interest	2,187	2,187
Accumulated other comprehensive income (loss) attributable to Class A shareholders	$(680)	$(680)

NOTE 10 — NET INCOME PER CLASS A SHARE
The table below provides net income and the number of Class A shares used in the computations of “basic” net income per share, which utilizes the weighted-average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” net income per share, which includes all such shares. Net income attributable to Class A shares, weighted average Class A shares outstanding and the effect of dilutive securities outstanding are presented for the three and six months ended June 30, 2017. Net income per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights. The three and six months ended June 30, 2016 reflect the results of operations from MGP from the IPO Date through June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Basic net income per share
Numerator:
Net income attributable to Class A shares	$10,680	$6,953	$22,028	$6,953
Denominator:
Basic weighted average Class A shares outstanding	57,687,558	57,500,000	57,596,223	57,500,000
Basic net income per Class A share	$0.19	$0.12	$0.38	$0.12

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Diluted net income per share
Numerator:
Net income attributable to Class A shares	$10,680	$6,953	$22,028	$6,953
Denominator:
Basic weighted average Class A shares outstanding	57,687,558	57,500,000	57,596,223	57,500,000
Effect of dilutive shares for diluted net income per Class A share	166,530	239,166	222,288	239,166
Weighted average shares for diluted net income per Class A share	57,854,088	57,739,166	57,818,511	57,739,166
Diluted net income per Class A share	$0.18	$0.12	$0.38	$0.12

NOTE 11 — NET INCOME PER OPERATING PARTNERSHIP UNIT

The table below provides net income and the number of Operating Partnership units used in the computations of “basic” net income per Operating Partnership unit, which utilizes the weighted-average number of Operating Partnership units outstanding without regard to dilutive potential Operating Partnership units, and “diluted” net income per Operating Partnership units, which includes all such Operating Partnership units. Net income attributable to Operating Partnership units, weighted average Operating Partnership units outstanding and the effect of dilutive securities outstanding are presented for the three and six months ended June 30, 2017 and June 30, 2016. The three and six months ended June 30, 2016 reflects the results of operations from MGP from the IPO Date through June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Basic net income per Operating Partnership unit
Numerator:
Net income	$43,875	$26,058	$90,567	$26,058
Denominator:
Basic weighted average Operating Partnership units outstanding	243,049,694	215,500,000	242,958,359	215,500,000
Basic net income per Operating Partnership unit	$0.18	0.12	$0.37	$0.12

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Diluted net income per Operating Partnership unit
Numerator:
Net income	$43,875	$26,058	$90,567	$26,058
Denominator:
Basic weighted average Operating Partnership units outstanding	243,049,694	215,500,000	242,958,359	215,500,000
Effect of dilutive shares for diluted net income per Operating Partnership unit	166,530	239,166	222,288	239,166
Weighted average shares for diluted net income per Operating Partnership unit	243,216,224	215,739,166	243,180,647	215,739,166
Diluted net income per Operating Partnership unit	$0.18	$0.12	$0.37	$0.12

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Ground leases. The Company was assigned ground leases in the Borgata Transaction as discussed in Note 3. Such amounts will be paid by the Tenant pursuant to the Master Lease through 2046 (including renewal periods). Estimated minimum lease payments pursuant to the ground leases through 2070 are as follows:

(in thousands)
Year ending December 31,
2017	$3,211
2018	6,688
2019	6,688
2020	7,014
2021	7,027
Thereafter	703,516
Total minimum lease payments	$734,144
Litigation. In the ordinary course of business, from time to time, the Company expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

NOTE 13 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and June 30, 2016 are presented below.

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

CONSOLIDATING BALANCE SHEET INFORMATION

	June 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$—	$—	$8,957,622	$—	$8,957,622
Cash and cash equivalents	376,842	—	—	—	376,842
Tenant and other receivables, net	245	—	3,921	—	4,166
Intercompany	552,831	—	—	(552,831)	—
Prepaid expenses and other assets	8,819	—	—	—	8,819
Investments in subsidiaries	8,288,473	—	—	(8,288,473)	—
Above market lease, asset	—	—	45,374	—	45,374
	$9,227,210	$—	$9,006,917	$(8,841,304)	$9,392,823
Debt, net	3,601,214	—	—	—	3,601,214
Due to MGM Resorts International and affiliates	—	—	233	—	233
Intercompany	—	—	552,831	(552,831)	—
Accounts payable, accrued expenses, and other liabilities	5,077	—	3,752	—	8,829
Above market lease, liability	—	—	47,513	—	47,513
Accrued interest	17,580	—	—	—	17,580
Distribution payable	95,995	—	—	—	95,995
Deferred revenue	—	—	88,747	—	88,747
Deferred income taxes, net	—	—	25,368	—	25,368
Total liabilities	3,719,866	—	718,444	(552,831)	3,885,479
General partner	—	—	—	—	—
Limited partners	5,507,344	—	8,288,473	(8,288,473)	5,507,344
Total partners' capital	5,507,344	—	8,288,473	(8,288,473)	5,507,344
Total liabilities and partners' capital	$9,227,210	$—	$9,006,917	$(8,841,304)	$9,392,823

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$—	$—	$9,079,678	$—	$9,079,678
Cash and cash equivalents	360,492	—	—	—	360,492
Tenant and other receivables, net	2,059	—	7,444	—	9,503
Intercompany	880,823	—	—	(880,823)	—
Prepaid expenses and other assets	9,167	—	1,739	—	10,906
Investments in subsidiaries	8,100,942	—	—	(8,100,942)	—
Above market lease, asset	—	—	46,161	—	46,161
	$9,353,483	$—	$9,135,022	$(8,981,765)	$9,506,740
Debt, net	3,621,942	—	—	—	3,621,942
Due to MGM Resorts International and affiliates	—	—	166	—	166
Intercompany	—	—	880,823	(880,823)	—
Accounts payable, accrued expenses, and other liabilities	3,034	—	7,444	—	10,478
Above market lease, liability	—	—	47,957	—	47,957
Accrued interest	26,137	—	—	—	26,137
Distribution payable	94,109	—	—	—	94,109
Deferred revenue	—	—	72,322	—	72,322
Deferred income taxes, net	—	—	25,368	—	25,368
Total liabilities	3,745,222	—	1,034,080	(880,823)	3,898,479
General partner	—	—	—	—	—
Limited partners	5,608,261	—	8,100,942	(8,100,942)	5,608,261
Total partners' capital	5,608,261	—	8,100,942	(8,100,942)	5,608,261
Total liabilities and partners' capital	$9,353,483	$—	$9,135,022	$(8,981,765)	$9,506,740

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$163,177	$—	$163,177
Tenants reimbursements and other	—	—	21,279	—	21,279
	—	—	184,456	—	184,456
Expenses
Depreciation	—	—	60,227	—	60,227
Property transactions, net	—	—	10,587	—	10,587
Property taxes	—	—	20,642	—	20,642
Amortization of above market lease, net	—	—	172	—	172
General and administrative	2,661	—	—	—	2,661
	2,661	—	91,628	—	94,289
Operating income (loss)	(2,661)	—	92,828	—	90,167
Equity in earnings of subsidiaries	91,651	—	—	(91,651)	—
Non-operating expense
Interest income	881	—	—	—	881
Interest expense	(44,818)	—	—	—	(44,818)
Other non-operating	(1,178)	—	—	—	(1,178)
	(45,115)	—	—	—	(45,115)
Income (loss) before income taxes	43,875	—	92,828	(91,651)	45,052
Provision for income taxes	—	—	(1,177)	—	(1,177)
Net income (loss)	$43,875	$—	$91,651	$(91,651)	$43,875

Other comprehensive income (loss)
Net income (loss)	43,875	—	91,651	(91,651)	43,875
Unrealized loss on cash flow hedges	(4,112)	—	—	—	(4,112)
Comprehensive income (loss)	$39,763	$—	$91,651	$(91,651)	$39,763

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Six Months Ended June 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$326,354	$—	$326,354
Tenants reimbursements and other	—	—	42,001	—	42,001
	—	—	368,355	—	368,355
Expenses
Depreciation	—	—	121,911	—	121,911
Property transactions, net	—	—	17,442	—	17,442
Property taxes	—	—	41,129	—	41,129
Amortization of above market lease, net	—	—	343	—	343
General and administrative	5,341	—	—	—	5,341
	5,341	—	180,825	—	186,166
Operating income (loss)	(5,341)	—	187,530	—	182,189
Equity in earnings of subsidiaries	185,115	—	—	(185,115)	—
Non-operating expense
Interest income	1,559	—	—	—	1,559
Interest expense	(89,454)	—	—	—	(89,454)
Other non-operating	(1,312)	—	—	—	(1,312)
	(89,207)	—	—	—	(89,207)
Income (loss) before income taxes	90,567	—	187,530	(185,115)	92,982
Provision for income taxes	—	—	(2,415)	—	(2,415)
Net income (loss)	$90,567	$—	$185,115	$(185,115)	$90,567

Other comprehensive income (loss)
Net income (loss)	90,567	—	185,115	(185,115)	90,567
Unrealized loss on cash flow hedges	(4,746)	—	—	—	(4,746)
Comprehensive income (loss)	$85,821	$—	$185,115	$(185,115)	$85,821

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$101,253	$—	$101,253
Tenants reimbursements and other	—	—	9,650	—	9,650
	—	—	110,903	—	110,903
Expenses
Depreciation	—	—	53,123	—	53,123
Property transactions, net	—	—	335	—	335
Property taxes	—	—	13,305	—	13,305
Property insurance	—	—	559	—	559
Amortization of above market lease, net	—	—	—	—	—
Acquisition-related expenses	599	—	—	—	599
General and administrative	3,789	—	—	—	3,789
	4,388	—	67,322	—	71,710
Operating income (loss)	(4,388)	—	43,581	—	39,193
Equity in earnings of subsidiaries	43,581	—	—	(43,581)	—
Non-operating expense
Interest expense	(29,475)	—	—	—	(29,475)
Other non-operating	(72)	—	—	—	(72)
	(29,547)	—	—	—	(29,547)
Income (loss) before income taxes	9,646	—	43,581	(43,581)	9,646
Provision for income taxes	—	—	—	—	—
Net income (loss)	$9,646	$—	$43,581	$(43,581)	$9,646

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Six Months Ended June 30, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$101,253	$—	$101,253
Tenants reimbursements and other	—	—	9,650	—	9,650
	—	—	110,903	—	110,903
Expenses
Depreciation	—	—	104,600	—	104,600
Property transactions, net	—	—	1,209	—	1,209
Property taxes	—	—	26,541	—	26,541
Property insurance	—	—	2,943	—	2,943
Amortization of above market lease, net	—	—	—	—	—
Acquisition-related expenses	599	—	—	—	599
General and administrative	3,789	—	—	—	3,789
	4,388	—	135,293	—	139,681
Operating income (loss)	(4,388)	—	(24,390)	—	(28,778)
Equity in earnings of subsidiaries	(24,390)	—	—	24,390	—
Non-operating expense
Interest expense	(29,475)	—	—	—	(29,475)
Other non-operating	(72)	—	—	—	(72)
	(29,547)	—	—	—	(29,547)
Income (loss) before income taxes	(58,325)	—	(24,390)	24,390	(58,325)
Provision for income taxes	—	—	—	—	—
Net income (loss)	$(58,325)	$—	$(24,390)	$24,390	$(58,325)

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(97,207)	$—	$327,925	$—	$230,718
Cash flows from investing activities
Net cash used in investing activities	—	—	—	—	—
Cash flows from financing activities
Deferred financing costs	(1,024)	—	—	—	(1,024)
Repayment of debt principal	(25,125)	—	—	—	(25,125)
Distributions paid	(188,219)	—	—	—	(188,219)
Cash received by Parent on behalf of Guarantor Subsidiaries	327,925	—	(327,925)	—	—
Net cash provided by (used in) financing activities	113,557	—	(327,925)	—	(214,368)
Cash and cash equivalents
Net increase for the period	16,350	—	—	—	16,350
Balance, beginning of period	360,492	—	—	—	360,492
Balance, end of period	$376,842	$—	$—	$—	$376,842

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(38,520)	$—	$100,833	$—	$62,313
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	(138,987)	—	—	—	(138,987)
Net cash used in investing activities	(138,987)	—	—	—	(138,987)
Cash flows from financing activities
Proceeds from issuance of debt	3,200,000	—	—	—	3,200,000
Deferred financing costs	(68,207)	—	—	—	(68,207)
Repayment of bridge facilities	(4,000,000)	—	—	—	(4,000,000)
Repayment of debt principal	(8,375)	—	—	—	(8,375)
Proceeds from purchase of operating partnership units by MGP	1,132,468	—	—	—	1,132,468
Cash received by Parent on behalf of Guarantor Subsidiaries	259,655	—	(100,833)	—	158,822
Net cash provided by (used in) financing activities	515,541	—	(100,833)	—	414,708
Cash and cash equivalents
Net increase for the period	338,034	—	—	—	338,034
Balance, beginning of period	—	—	—	—	—
Balance, end of period	$338,034	$—	$—	$—	$338,034

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
This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this quarterly report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2016, which were included in our annual report on Form 10-K, filed with the SEC on March 6, 2017. For periods prior to April 25, 2016, the historical financial statements have been prepared on a “carve-out” basis from MGM’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the Predecessor. These historical financial statements include allocations of income, expenses, assets and liabilities from MGM that reflect significant assumptions, and the combined and consolidated financial statements for periods prior to the IPO Date do not fully reflect what the financial position, results of operations and cash flows would have been had MGP or the Operating Partnership been a stand-alone company during the periods presented. As a result, historical financial information prior to the IPO Date is not necessarily indicative of the future results of operations, financial position and cash flows of MGP or the Operating Partnership.
Executive Overview
MGP is a limited liability company that was formed in Delaware on October 23, 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM on January 6, 2016, which became a subsidiary of MGP on the IPO Date. When MGP files its initial federal income tax return for its taxable year ended December 31, 2016 in 2017, it intends to make an election to be treated as a REIT.
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
We generate all of our revenues by leasing our real estate properties through the Landlord, a wholly owned subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM, in a “triple-net” lease arrangement, which requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Additionally, the Master Lease provides us with a right of first offer to purchase the real estate assets with respect to the ROFO Properties in the event that MGM elects to sell them. The annual rent payments due under the Master Lease for the first lease year were initially $550 million and increased to $650 million for the remainder of the first lease year following the completion of the Borgata Transaction. The first 2% fixed annual rent escalator went into effect on April 1, 2017, resulting in annual rent payments of $661.7 million for the second lease year. Payments under the Master Lease are guaranteed by MGM.
As of June 30, 2017, our portfolio consisted of ten premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas.
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

Pursuant to the amendment, the initial annual rent payment increased by $100 million, prorated for the remainder of the first lease year after the Borgata Transaction. Consistent with the Master Lease terms, 90% of this rent was fixed and subject to the 2% escalator per lease year until 2022.
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
General and administrative expenses for the three and six months ended June 30, 2017 were $2.7 million and $5.3 million, respectively. Pursuant to the terms of the partnership agreement of the Operating Partnership, the Operating Partnership is required to pay for or reimburse MGP for these expenses and generally for any expenses MGP incurs relating to the operation of, or for the benefit of, the Operating Partnership or MGP. Any such reimbursements are taken into account by our wholly owned subsidiary, the general partner, before causing the Operating Partnership to make any distributions to holders of Operating Partnership units and do not affect our pro rata entitlement, as a holder of Operating Partnership units, to distributions from the Operating Partnership.
Expenditures necessary to maintain our properties in reasonably good order and repair are paid or reimbursed by the Tenant pursuant to the Master Lease. Other operating expenses relating to our properties such as property taxes and insurance are also paid or reimbursed by the Tenant pursuant to the Master Lease.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three and six months ended June 30, 2017. The results of operations for the three and six months ended June 30, 2016 reflect the results of operations of the Predecessor through April 24, 2016 combined with the results of operations of MGP from the IPO Date through June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net revenues	$184,456	$110,903	$368,355	$110,903
Operating income (loss)	90,167	39,193	182,189	(28,778)
Net income (loss)	43,875	9,646	90,567	(58,325)
Net income attributable to Class A shareholders	10,680	6,953	22,028	6,953
Revenues

Revenues, including tenant reimbursements and other, for the three and six months ended June 30, 2017 were $184.5 million and $368.4 million, respectively. Revenues, including tenant reimbursements, for the three and six months ended June 30, 2016 of $110.9 million, represents revenues generated by the Company from April 25, 2016 through June 30, 2016. Tenant reimbursement and other revenue arises primarily from the triple-net structure of the Master Lease which provides that the Tenant is responsible for payment of certain expenses as discussed above, including property taxes of the properties. We recognize revenue related to property taxes for which we are the primary obligor in the same periods as the expense is incurred. We recognize the cost basis of Non-Normal Tenant Improvements as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives applying the straight-line method and deferred revenue is amortized applying the straight-line method as additional rental revenue over the remaining term of the Master Lease once the related real estate assets are placed in service.
Operating Expenses
Depreciation. Depreciation expense for the three and six months ended June 30, 2017 was $60.2 million and $121.9 million, respectively. Depreciation expense for the three and six months ended June 30, 2016 was $53.1 million and $104.6 million, respectively, which includes depreciation expense of the Predecessor through April 24, 2016 of $12.2 million and $63.7 million for the three and six months ended June 30, 2016, respectively. Depreciation expense for the three and six months ended June 30, 2017 increased primarily due to depreciation related to the Borgata assets acquired in August 2016 and accelerated depreciation recognized on assets to be disposed of.
Property transactions, net. Property transactions, net for the three and six months ended June 30, 2017 were $10.6 million and $17.4 million, respectively, and relate to normal losses on the disposition of assets. Property transactions, net for the three and six months ended June 30, 2016 were $0.3 million and $1.2 million, respectively, and relate to normal losses on the disposition of assets recognized during the prior year period.
Property taxes. Property tax expense for the three and six months ended June 30, 2017 was $20.6 million and $41.1 million, respectively, compared to $13.3 million and $26.5 million for the three and six months ended June 30, 2016, respectively. This increase was due to higher property tax assessments and the addition of Borgata during the second half of 2016.

Property insurance. Property insurance expense for the three and six months ended June 30, 2016 was $0.6 million and $2.9 million, respectively. MGP does not recognize property insurance expense following the IPO Date due to such costs being direct costs of the Tenant and not an obligation of MGP.
Acquisition-related expenses. Acquisition-related expenses for the three and six months ended June 30, 2016 were $0.6 million, which related to expenses incurred in connection with the Borgata Transaction. There were no acquisition-related expenses incurred in the three and six months ended June 30, 2017.
General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2017 were $2.7 million and $5.3 million, respectively, which primarily related to payroll costs, share-based compensation expense, corporate services and professional services fees. General and administrative expenses for the three and six months ended June 30, 2016 were $3.8 million, which included $1.4 million of certain costs relating to setting up operations including payroll and relocation costs, and $0.1 million of share-based compensation expense.

Non-Operating Expenses
Total non-operating expenses for the three and six months ended June 30, 2017 were $45.1 million and $89.2 million, respectively, and primarily related to interest expense on the senior secured credit facility, senior notes and interest rate swaps, which included amortization of debt issuance costs of $2.8 million and $5.6 million for the three and six months ended June 30, 2017. Total non-operating expenses for the three and six months ended June 30, 2016 were $29.5 million, primarily related to interest expense on our senior secured credit facility and senior notes, which included amortization of debt issuance costs of $1.7 million for the three and six months ended June 30, 2016.
Income tax provision. Our effective tax rate for the three months ended June 30, 2017 increased from 0% in the prior year quarter to an expense of 2.6% in the current year quarter resulting in income tax expense of $1.2 million for the three months ended June 30, 2017, compared to no income tax expense for the three months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 increased from 0% in the prior year quarter to an expense of 2.6% in the current year quarter resulting in income tax expense of $2.4 million for the six months ended June 30, 2017, compared to income tax of $0 for the six months ended June 30, 2016. There was no income tax provision in either the three or six months ended June 30, 2016 because prior to the IPO Date the Predecessor did not include an income tax provision or benefit because a valuation allowance was provided on all losses generated by the Predecessor and after the IPO Date we have been treated as a REIT and were not subject to federal or state income tax during the period from the IPO Date to June 30, 2016.

Non-GAAP Measures
Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”).
Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization and write-off of financing costs and cash flow hedge amortization, the net amortization of the above market lease, non-cash compensation expense, acquisition related expenses, provision for income taxes and the net effect of straight-line rents and amortization of deferred revenue.
Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net), real estate depreciation, interest income, interest expense (including amortization of financing costs and cash flow hedge amortization), write-off of financing costs, the net amortization of the above market lease, non-cash compensation expense, acquisition related expenses, provision for income taxes and the net effect of straight-line rents and amortization of deferred revenue.
FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA are supplemental performance measures that have not been prepared in conformity with U.S. GAAP that management believes are useful to investors in comparing operating and financial results between periods. Management believes that this is especially true since these measures exclude real estate depreciation and amortization expense and management believes that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes such a presentation also provides investors with a meaningful measure of the Company’s operating results in comparison to the operating results of other REITs. Adjusted EBITDA is useful to investors to further supplement AFFO and FFO and to provide investors a performance metric which excludes interest expense. In addition to non-cash items, the Company adjusts AFFO and Adjusted EBITDA for acquisition-related expenses. While we do not label these expenses as non-recurring, infrequent or unusual, management believes that it is helpful to adjust for these expenses when they do occur to allow for comparability of results between periods because each acquisition is (and will be)

of varying size and complexity and may involve different types of expenses depending on the type of property being acquired and from whom. This revision to such calculations had no significant impact on our AFFO and Adjusted EBITDA as reported in prior periods.
FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA do not represent cash flow from operations as defined by U.S. GAAP, should not be considered as an alternative to net income as defined by U.S. GAAP and are not indicative of cash available to fund all cash flow needs. Investors are also cautioned that FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA as presented, may not be comparable to similarly titled measures reported by other REITs due to the fact that not all real estate companies use the same definitions.The following table presents a reconciliation of net income (loss) to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$43,875	$9,646	$90,567	$(58,325)
Depreciation	60,227	53,123	121,911	104,600
Property transactions, net	10,587	335	17,442	1,209
Funds From Operations	114,689	63,104	229,920	47,484
Amortization and write-off of financing costs and cash flow hedge amortization	3,702	1,714	6,508	1,714
Non-cash compensation expense	362	142	550	142
Net effect of straight-line rent and amortization of deferred revenue	1,611	(420)	699	(420)
Acquisition-related expenses	—	599	—	599
Amortization of above market lease, net	172	—	343	—
Provision for income taxes	1,177	—	2,415	—
Adjusted Funds From Operations	121,713	65,139	240,435	49,519
Interest income	(881)	—	(1,559)	—
Interest expense	44,818	29,475	89,454	29,475
Amortization of financing costs and cash flow hedge amortization	(2,904)	(1,714)	(5,710)	(1,714)
Adjusted EBITDA	$162,746	$92,900	$322,620	$77,280

Liquidity and Capital Resources

Property rental revenue is our primary source of cash from operations and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to MGP. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $376.8 million in cash and cash equivalents held by the Operating Partnership as of June 30, 2017, expected cash flows from operations, and $600.0 million of borrowing capacity under the Operating Partnership's revolving credit facility as of June 30, 2017. We have no commitments for capital expenditures except as described in Note 2 to the accompanying financial statements. In addition, maintenance and repairs to our real estate investments are the responsibility of the Tenant under the Master Lease. Also see Note 6 and Note 12 the accompanying financial statements for a description of our principal debt arrangements and commitments and contingencies, respectively.
Summary of Cash Flows
Net cash provided by operating activities for the six months ended June 30, 2017 was $230.7 million, which includes cash inflows from rental revenues and outflows for general and administrative expenses as well as interest payments. Net cash provided by operating activities for the six months ended June 30, 2016 was $62.3 million, which was primarily attributable to rental revenue received under the Master Lease.

There were no cash flows from investing activities for the six months ended June 30, 2017. Net cash used in investing activities was $139.0 million for the six months ended June 30, 2016, which was attributable to capital expenditures that were funded by the Parent and relate to the activity of the Predecessor prior to the IPO Date.
Net cash used by financing activities for the six months ended June 30, 2017 was $214.4 million, which was primarily attributable to distributions and dividends and scheduled amortization payments on our senior credit facility. Net cash provided by financing activities for the six months ended June 30, 2016 was $414.7 million, which was primarily attributable to net proceeds of $3.1 billion from the issuance of debt, $1.1 billion in net proceeds received from the issuance of Class A shares and $158.8 million which represents the net amount transferred from Parent related to the Predecessor, partially offset by $4.0 billion repayment of the bridge facilities that were assumed by the Operating Partnership in connection with the IPO and related transactions.
Dividends and Distributions

On June 15, 2017, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $96.0 million or $0.3950 per Operating Partnership unit. The Company’s Board of Directors concurrently declared a cash dividend for the quarter ended June 30, 2017 of $22.8 million or $0.3950 per Class A share payable to shareholders of record as of June 30, 2017. The distribution and dividend were paid on July 14, 2017.

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
In the future, the Company expects to pay quarterly dividends in cash of approximately $23 million equal to $0.3950 per share (or $91 million on an annualized basis equal to $1.58 per share) to its Class A shareholders, which amount may be changed in the future at the discretion of the Board of Directors and management.

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

Market Risk
Our primary market risk exposure is interest rate risk with respect to our existing variable-rate long-term indebtedness. As of June 30, 2017, we have incurred indebtedness in principal amount of approximately $3.7 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
At June 30, 2017, the term loan B facility bore interest at LIBOR plus 2.25%, with a LIBOR floor of 0%.

We are party to interest rate swaps to mitigate the interest rate risk inherent in our senior secured term loan B facility. In May 2017, in connection with the re-pricing of our term loan B, we amended our outstanding interest rate swap agreements. Under the amended agreements we now pay a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR rate, with no minimum floor.
The principal terms of these interest rate swaps at June 30, 2017 are as follows:

			Weighted Average Fixed Rate	Fair Value Asset (Liability)
Effective Date	Maturity Date	Notional Amount
(in thousands, except percentages)
May 3, 2017	November 30, 2021	$500,000	1.764%	$442
May 3, 2017	November 30, 2021	700,000	1.901%	(3,396)
		$1,200,000		$(2,954)
We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of June 30, 2017, long-term variable rate borrowings represented approximately 25% of our total borrowings after giving effect to the hedged portion of our term loan B. Assuming a 100 basis-point increase in LIBOR-as it relates to our variable interest term loan facility, our annual interest cost would increase by approximately $8.9 million based on gross amounts outstanding at June 30, 2017.
The following table provides information about the maturities of our long-term debt subject to changes in interest rates as of June 30, 2017. Average interest rates presented relate to the interest rate of the debt maturity in the period:

	Debt maturing in							Fair Value June 30,
	2017	2018	2019	2020	2021	Thereafter	Total	2017

Fixed-rate	$—	$—	$—	$—	$—	$1,550.0	$1,550.0	$1,646.4
Average interest rate						5.262%	5.262%
Variable rate	$16.8	$33.5	$33.5	$33.5	$247.3	$1,743.5	$2,108.1	$2,108.1
Average interest rate	3.701%	3.701%	3.701%	3.701%	3.940%	3.477%	3.544%
Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the timing and amount of any future dividend, our expectations regarding our ability to meet our financial and strategic goals and our ability to further grow our portfolio.

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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2017, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those factors for the six months ended June 30, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.    Exhibits

10.1
Second Amendment to Credit Agreement, dated May 1, 2017, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 1, 2017)

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

101
The following information from each of the MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets at June 30, 2017 (unaudited) and December 31, 2016 (audited); (ii) Unaudited Condensed Combined and Consolidated Statements of Operations for the three and six-months ended June 30, 2017 and 2016; (iii) Unaudited Condensed Combined and Consolidated Statements of Comprehensive Loss for the three and six-months ended June 30, 2017 and 2016; (iv) Unaudited Condensed Combined and Consolidated Statements of Cash Flows for the three and six-months ended June 30, 2017 and 2016; and (v) Condensed Notes to Unaudited Condensed Combined and Consolidated Financial Statements.

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

MGM Growth Properties LLC

Date: August 8, 2017	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: August 8, 2017	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)