Form 10-Q
period 2017-09-30
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2017-11-09
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
1980 Festival Plaza Drive, Suite #750, Las Vegas, NV 89135
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

MGM Growth Properties LLC     Yes            No    X
MGM Growth Properties Operating Partnership LP      Yes            No    X

As of November 2, 2017, 70,896,795 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of September 30, 2017, MGP owned approximately 27.7% of the Operating Partnership units in the Operating Partnership. The remaining approximately 72.3% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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
There are a few differences between MGP and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between MGP and the Operating Partnership in the context of how we operate as an interrelated consolidated company. MGP is a REIT, whose only material assets consist of Operating Partnership units representing limited partner interests in the Operating Partnership and our ownership interest in the general partner of the Operating Partnership. As a result, MGP does not conduct business itself, other than acting as the owner of the sole general partner of the Operating Partnership, but it may from time to time issue additional public equity. The Operating Partnership holds all the assets of the Company. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from the offerings of Class A shares by MGP, which were contributed to the Operating Partnership in exchange for Operating Partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations and by the Operating Partnership’s issuance of indebtedness or through the issuance of Operating Partnership units.
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

In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and 18 U.S.C. §1350, this report also includes separate “Item 4. Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership.
All other sections of this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, are presented together for MGP and the Operating Partnership.

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Real estate investments, net	$8,911,648	$9,079,678
Cash and cash equivalents	1,138,801	360,492
Tenant and other receivables, net	6,104	9,503
Prepaid expenses and other assets	8,890	10,906
Above market lease, asset	44,981	46,161
Total assets	$10,110,424	$9,506,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Debt, net	$3,940,803	$3,621,942
Due to MGM Resorts International and affiliates	524	166
Accounts payable, accrued expenses and other liabilities	12,281	10,478
Above market lease, liability	47,291	47,957
Accrued interest	27,393	26,137
Dividend and distribution payable	101,222	94,109
Deferred revenue	115,195	72,322
Deferred income taxes, net	25,368	25,368
Total liabilities	4,270,077	3,898,479
Commitments and contingencies (Note 12)
Shareholders’ equity
Class A shares: no par value, authorized 1,000,000,000 shares, issued and outstanding 70,896,795 and 57,500,000 shares	—	—
Additional paid-in capital	1,697,014	1,363,130
Accumulated deficit	(73,893)	(29,758)
Accumulated other comprehensive income (loss)	(308)	445
Total Class A shareholders’ equity	1,622,813	1,333,817
Noncontrolling interest	4,217,534	4,274,444
Total shareholders’ equity	5,840,347	5,608,261
Total liabilities and shareholders’ equity	$10,110,424	$9,506,740
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$163,178	$154,809	$489,532	$256,062
Tenant reimbursements and other	19,620	17,690	61,621	27,340
	182,798	172,499	551,153	283,402
Expenses
Depreciation	68,662	54,260	190,573	158,860
Property transactions, net	1,662	1,442	19,104	2,651
Property taxes	18,983	17,690	60,112	44,231
Property insurance	—	—	—	2,943
Amortization of above market lease, net	172	114	515	114
Acquisition-related expenses	1,059	9,500	1,059	10,099
General and administrative	2,882	2,701	8,223	6,490
	93,420	85,707	279,586	225,388
Operating income	89,378	86,792	271,567	58,014
Non-operating income (expense)
Interest income	1,480	—	3,039	—
Interest expense	(45,544)	(42,839)	(134,998)	(72,314)
Other non-operating	(126)	(367)	(1,438)	(439)
	(44,190)	(43,206)	(133,397)	(72,753)
Income (loss) before income taxes	45,188	43,586	138,170	(14,739)
Provision for income taxes	(1,488)	(915)	(3,903)	(915)
Net income (loss)	43,700	42,671	134,267	(15,654)
Less: Net (income) loss attributable to noncontrolling interest	(32,675)	(32,080)	(101,214)	33,198
Net income attributable to Class A shareholders	$11,025	$10,591	$33,053	$17,544

Weighted average Class A shares outstanding:
Basic	60,614,664	57,500,000	58,612,916	57,500,000
Diluted	60,755,186	57,752,163	58,807,948	57,745,665

Net income per Class A share (basic)	$0.18	$0.18	$0.56	$0.31
Net income per Class A share (diluted)	$0.18	$0.18	$0.56	$0.30

Dividends declared per Class A share	$0.3950	$0.3875	$1.1775	$0.6507
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$43,700	$42,671	$134,267	$(15,654)
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges, net	1,754	—	(2,992)	—
Other comprehensive income (loss)	1,754	—	(2,992)	—
Comprehensive income (loss)	45,454	42,671	131,275	(15,654)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(33,948)	(32,080)	(98,866)	33,198
Comprehensive income attributable to Class A shareholders	$11,506	$10,591	$32,409	$17,544

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$134,267	$(15,654)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	190,573	158,860
Property transactions, net	19,104	2,651
Amortization and write-off of deferred financing costs and debt discount	9,241	4,392
Amortization related to above market lease, net	515	114
Provision for income taxes	3,903	915
Amortization of deferred revenue	(1,510)	—
Straight-line rental revenues	3,820	(1,062)
Share-based compensation	943	326
Changes in operating assets and liabilities:
Tenant and other receivables, net	3,399	(5,654)
Prepaid expenses and other assets	(4,214)	4,738
Due to MGM Resorts International and affiliates	358	211
Accounts payable, accrued expenses and other liabilities	2,200	2,868
Accrued interest	1,256	29,716
Net cash provided by operating activities	363,855	182,421
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	—	(138,987)
Net cash used in investing activities	—	(138,987)
Cash flows from financing activities
Proceeds from issuance of debt	350,000	3,700,000
Deferred financing costs	(5,381)	(76,120)
Repayment of bridge facilities	—	(4,544,850)
Repayment of debt principal	(33,500)	(16,750)
Issuance of Class A shares	404,685	1,207,500
Class A share issuance costs	(17,137)	(75,032)
Dividends and distributions paid	(284,213)	(56,720)
Net cash transfers from Parent	—	158,822
Net cash provided by financing activities	414,454	296,850
Cash and cash equivalents
Net increase for the period	778,309	340,284
Balance, beginning of period	360,492	—
Balance, end of period	$1,138,801	$340,284
Supplemental cash flow disclosures
Interest paid	$125,077	$38,206
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$42,303	$51,092
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$101,222	$94,109
Borgata Transaction net assets acquired	$—	$1,273,662
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Real estate investments, net	$8,911,648	$9,079,678
Cash and cash equivalents	1,138,801	360,492
Tenant and other receivables, net	6,104	9,503
Prepaid expenses and other assets	8,890	10,906
Above market lease, asset	44,981	46,161
Total assets	$10,110,424	$9,506,740

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$3,940,803	$3,621,942
Due to MGM Resorts International and affiliates	524	166
Accounts payable, accrued expenses and other liabilities	12,281	10,478
Above market lease, liability	47,291	47,957
Accrued interest	27,393	26,137
Distribution payable	101,222	94,109
Deferred revenue	115,195	72,322
Deferred income taxes, net	25,368	25,368
Total liabilities	4,270,077	3,898,479
Commitments and contingencies (Note 12)
Partners' capital
General partner	—	—
Limited partners: issued and outstanding 256,258,931 and 242,862,136 Operating Partnership units	5,840,347	5,608,261
Total partners' capital	5,840,347	5,608,261
Total liabilities and partners’ capital	$10,110,424	$9,506,740
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$163,178	$154,809	$489,532	$256,062
Tenant reimbursements and other	19,620	17,690	61,621	27,340
	182,798	172,499	551,153	283,402
Expenses
Depreciation	68,662	54,260	190,573	158,860
Property transactions, net	1,662	1,442	19,104	2,651
Property taxes	18,983	17,690	60,112	44,231
Property insurance	—	—	—	2,943
Amortization of above market lease, net	172	114	515	114
Acquisition-related expenses	1,059	9,500	1,059	10,099
General and administrative	2,882	2,701	8,223	6,490
	93,420	85,707	279,586	225,388
Operating income	89,378	86,792	271,567	58,014
Non-operating income (expense)
Interest income	1,480	—	3,039	—
Interest expense	(45,544)	(42,839)	(134,998)	(72,314)
Other non-operating	(126)	(367)	(1,438)	(439)
	(44,190)	(43,206)	(133,397)	(72,753)
Income (loss) before income taxes	45,188	43,586	138,170	(14,739)
Provision for income taxes	(1,488)	(915)	(3,903)	(915)
Net income (loss)	43,700	42,671	134,267	(15,654)

Weighted average Operating Partnership units outstanding:
Basic	245,976,800	233,642,286	243,975,052	225,997,423
Diluted	246,117,322	233,894,449	244,170,084	226,243,088

Net income per Operating Partnership unit (basic)	$0.18	$0.18	$0.55	$0.30
Net income per Operating Partnership unit (diluted)	$0.18	$0.18	$0.55	$0.30

Distributions declared per Operating Partnership unit	$0.3950	$0.3875	$1.1775	$0.6507
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$43,700	$42,671	$134,267	$(15,654)
Unrealized gain (loss) on cash flow hedges, net	1,754	—	(2,992)	—
Comprehensive income (loss)	$45,454	$42,671	$131,275	$(15,654)
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$134,267	$(15,654)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	190,573	158,860
Property transactions, net	19,104	2,651
Amortization and write-off of deferred financing costs and debt discount	9,241	4,392
Amortization related to above market lease, net	515	114
Provision for income taxes	3,903	915
Amortization of deferred revenue	(1,510)	—
Straight-line rental revenues	3,820	(1,062)
Share-based compensation	943	326
Changes in operating assets and liabilities:
Tenant and other receivables, net	3,399	(5,654)
Prepaid expenses and other assets	(4,214)	4,738
Due to MGM Resorts International and affiliates	358	211
Accounts payable, accrued expenses and other liabilities	2,200	2,868
Accrued interest	1,256	29,716
Net cash provided by operating activities	363,855	182,421
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	—	(138,987)
Net cash used in investing activities	—	(138,987)
Cash flows from financing activities
Proceeds from issuance of debt	350,000	3,700,000
Deferred financing costs	(5,381)	(76,120)
Repayment of bridge facilities	—	(4,544,850)
Repayment of debt principal	(33,500)	(16,750)
Proceeds from purchase of Operating Partnership units by MGP	387,548	1,132,468
Distributions paid	(284,213)	(56,720)
Net cash transfers from Parent	—	158,822
Net cash provided by financing activities	414,454	296,850
Cash and cash equivalents
Net increase for the period	778,309	340,284
Balance, beginning of period	360,492	—
Balance, end of period	$1,138,801	$340,284
Supplemental cash flow disclosures
Interest paid	$125,077	$38,206
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$42,303	$51,092
Accrual of distribution payable to Operating Partnership unit holders	$101,222	$94,109
Borgata Transaction net assets acquired	$—	$1,273,662
The accompanying condensed notes are an integral part of these condensed combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP CONDENSED NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware on October 23, 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership that was formed on January 6, 2016 and acquired by MGP on April 25, 2016 (the “IPO Date”) in connection with MGP's Formation Transactions (defined below), including its initial public offering of Class A shares as discussed further below. The Company filed its initial federal income tax return for its taxable year ended December 31, 2016 in 2017 and has elected to be treated as a real estate investment trust (“REIT”).

MGM Resorts International (“MGM” or the “Parent”) is a Delaware corporation that acts largely as a holding company and, through its subsidiaries, owns and operates large-scale destination entertainment and leisure resorts. Prior to the IPO Date, the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage (collectively, the “IPO Properties”), which comprised the Company’s real estate investments prior to the acquisition of Borgata and MGM National Harbor, were owned and operated by MGM. On the IPO Date, MGM engaged in a series of transactions (the “Formation Transactions”) in which subsidiaries of MGM transferred the IPO Properties to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership pursuant to a Master Contribution Agreement (the “MCA”) in exchange for Operating Partnership units representing limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of $4 billion of indebtedness from the contributing MGM subsidiaries.

On the IPO Date, MGP completed the initial public offering of 57,500,000 of its Class A shares representing limited liability company interests at an initial offering price of $21.00 per share, inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares. MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the Operating Partnership units and the general partner interest in the Operating Partnership. Certain subsidiaries of MGM acquired the remaining 73.3% of the outstanding Operating Partnership units on such date. MGM retained ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights.
As discussed in Note 3, Note 8 and Note 14, the Operating Partnership issued additional Operating Partnership units in connection with the Borgata Transaction and the public offering of Class A shares completed in September 2017. As of September 30, 2017, MGM owned 72.3% of the Operating Partnership units in the Operating Partnership. MGP owned the remaining 27.7% of the Operating Partnership units in the Operating Partnership. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries.
The Company is a publicly traded REIT primarily engaged through its investment in the Operating Partnership in the real property business, which consists of owning, acquiring and leasing large-scale destination entertainment and leisure resorts, whose tenants generally offer diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail offerings. A wholly owned subsidiary of the Operating Partnership (the “Landlord”) leases all of its real estate properties back to a wholly owned subsidiary of MGM (the “Tenant”) under a master lease agreement (the “Master Lease”).
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
Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Non-Normal Tenant Improvements were $114.7 million as of September 30, 2017.
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements and integral equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques. There were no impairment charges related to long-lived assets recognized during the three and nine months ended September 30, 2017 or 2016.
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
General and administrative. General and administrative expenses include the salaries and benefits of employees and external consulting costs. In addition, pursuant to a corporate services agreement entered into on the IPO Date between the Operating Partnership and MGM (the “Corporate Services Agreement”), MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services. MGM is reimbursed for all costs it incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement for the three and nine months ended September 30, 2017 of $0.4 million and $1.2 million, respectively. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement from the IPO Date through September 30, 2016 of $0.6 million.
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
Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 3.3% and 2.8% for the three and nine months ended September 30, 2017, respectively.

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
The Company has elected to be treated as a REIT as defined under Section 856(a) of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, except as described below, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company distributed 100% of its taxable income in the taxable year ended December 31, 2016 and anticipates that it will do so again in the taxable year ending December 31, 2017. Accordingly, for periods subsequent to the IPO Date, the accompanying condensed combined and consolidated financial statements do not reflect a provision for federal income taxes. However, the Company may still be subject to federal excise tax, as well as certain state and local income and franchise taxes.
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

Net income per share. Basic net income per share includes the weighted average number of Class A shares outstanding during the period. Dilutive net income per share includes the weighted average number of Class A shares and the dilutive effect of share-based compensation awards outstanding during the period, when such awards are dilutive.

Net income per unit. Basic net income per unit includes the weighted average number of Operating Partnership units outstanding during the period. Dilutive net income per unit includes the weighted average number of Operating Partnership units and the dilutive effect of share-based compensation awards outstanding during the period, when such awards are dilutive.

Deferred financing costs. Deferred financing costs were incurred in connection with the issuance of the term loan facilities, revolving credit facility and senior notes. Costs incurred in connection with term loan facilities and senior notes are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness, and are included in interest expense in the combined and consolidated statement of operations. Costs incurred in connection with the Operating Partnership’s entrance into the revolving credit facility are capitalized as a component of prepaid expenses and other assets. These costs are amortized over the term of the revolving credit facility, and are included in interest expense in the combined and consolidated statement of operations. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $2.8 million and $8.4 million during the three and nine months ended September 30, 2017, respectively.

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

Fair value measurements are utilized for testing of long-lived assets for impairment. Also, the fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The fair values of the Company's financial instruments are as follows:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivative asset - interest rate swaps	$1,045	$—	$1,045	$—

Liabilities:
Senior secured credit facility:
Senior secured term loan A facility	277,500		277,500
Senior secured term loan B facility	1,826,806		1,826,806
Senior secured revolving credit facility	—		—
$1,050 million 5.625% senior notes, due 2024	1,136,625		1,136,625
$500 million 4.50% senior notes, due 2026	507,500		507,500
$350 million 4.50% senior notes, due 2028	353,938	—	353,938	—
Derivative liability - interest rate swaps	2,380		2,380
	$4,104,749	$—	$4,104,749	$—

The total carrying value of our debt was $3.9 billion at September 30, 2017, with a fair value of $4.1 billion. The estimated fair value was estimated using quoted prices for identical or similar liabilities in markets that are not active for each of the Company’s term loan A facility, term loan B facility, revolving credit facility and senior notes. These fair value measurements are considered Level 2 of the fair value hierarchy. Derivative assets and liabilities are carried at fair value. The fair value of interest rate swaps is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap. The Company has determined that the majority of the inputs used to value its derivative assets fall within Level 2 of the fair value hierarchy.
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
Concentrations of credit risk. All of the Company’s real estate properties have been leased to a wholly owned subsidiary of MGM, and all of MGP’s revenues are derived from the Master Lease. MGM is a publicly traded company and is subject to the filing requirements of the Exchange Act, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Refer to www.edgar.gov for MGM’s publicly available financial information (which financial information is not incorporated by reference herein). Management does not believe there are any other significant concentrations of credit risk.
Geographical risk. The majority of the Company’s real estate properties are located in Las Vegas, Nevada. Accordingly, future negative trends in local economic activity or natural disasters in this area might have a more significant effect on the Company than a more geographically diversified entity and could have an adverse impact on its financial condition and operating results.
Recently issued accounting standards. In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2017-12 amends the hedge accounting recognition and presentation requirements in order to improve the transparency and understandability of information about an entity’s risk management activities, and simplifies the application of hedge accounting. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.
In January 2017, the FASB issues Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business and with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals)

of assets or businesses. We have elected to early adopt ASU 2017-01 as of January 1, 2017. The adoption of ASU 2017-01 did not have a material impact on the Company's financial statements and footnote disclosures.
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
NOTE 3 — BORGATA TRANSACTION
On August 1, 2016, MGM completed the acquisition of Boyd Gaming Corporation's (“Boyd Gaming”) ownership interest in Borgata. Concurrently, MGM, MGP, the Operating Partnership, the Landlord and the Tenant completed the transfer of the real estate assets related to Borgata, located at Renaissance Pointe in Atlantic City, New Jersey, from a subsidiary of MGM to the Landlord (the “Borgata Transaction”). A subsidiary of MGM operates Borgata. The real estate assets related to Borgata were leased by the Landlord to the Tenant via an amendment to the Master Lease. As a result, the initial rent under the Master Lease increased by $100 million, $90 million of which relates to the base rent for the initial term and the remaining $10 million of which relates to the percentage rent. Following the closing of the Borgata Transaction, the base rent under the Master Lease increased to $585 million for the initial term and the percentage rent was $65 million, prorated for the remainder of the first lease year after the Borgata Transaction. The consideration that was paid by MGP to a subsidiary of MGM consisted of 27.4 million newly issued Operating Partnership units and the assumption by the Landlord of $545 million of indebtedness from such subsidiary of MGM.
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

NOTE 4 — REAL ESTATE INVESTMENTS
The carrying value of real estate investments is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Land	$4,143,513	$4,143,513
Buildings, building improvements, land improvements and integral equipment	7,315,659	7,324,657
	11,459,172	11,468,170
Less: Accumulated depreciation	(2,547,524)	(2,388,492)
	$8,911,648	$9,079,678
NOTE 5 — LEASES
Master Lease. Pursuant to the Master Lease, the Tenant has leased the Company’s real estate properties from the Landlord. The Master Lease is accounted for as an operating lease and has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The Master Lease provides that any extension of its term must apply to all of the real estate under the Master Lease at the time of the extension. The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the Master Lease provides MGP with a right of first offer with respect to MGM National Harbor and MGM’s development property in Springfield, Massachusetts, which MGP may exercise should MGM elect to sell these properties in the future. Pursuant to this right under the Master Lease, MGM notified the Company of its election to sell the real estate assets related to MGM National Harbor, primarily comprising its interest in the underlying ground lease and related buildings and improvements, and offered the Company the right to purchase the MGM National Harbor assets. The Company completed its acquisition of the MGM National Harbor assets from MGM in October 2017 (the “MGM National Harbor Transaction”). See Note 14 for further discussion related to the MGM National Harbor Transaction.
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
Rental revenues from the Master Lease for the three and nine months ended September 30, 2017 were $163.2 million and $489.5 million, respectively. The Company also recognized revenue related to the reimbursement of property taxes paid by the Tenant of $19.0 million and $60.1 million for the three and nine months ended September 30, 2017, respectively.
Under the Master Lease, remaining noncancelable minimum rental payments as of September 30, 2017 are as follows:

Year ending December 31,	(in thousands)
2017	$165,425
2018	670,651
2019	682,764
2020	695,119
2021	707,721
2022	662,137
Thereafter	2,099,134
$5,682,951

NOTE 6 — DEBT
Debt consists of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$277,500	$292,500
Senior secured term loan B facility	1,822,250	1,840,750
Senior secured revolving credit facility	—	—
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
$350 million 4.50% senior notes, due 2028	350,000	—
	3,999,750	3,683,250
Less: Unamortized discount and debt issuance costs	(58,947)	(61,308)
	$3,940,803	$3,621,942
Operating Partnership credit agreement. On the IPO Date, the Operating Partnership entered into a credit agreement, comprised of a $300 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility and a $600 million senior secured revolving credit facility. The term loan B facility was issued at 99.75% to initial lenders. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The term loan facilities were recorded at cost net of the original issue discount and related borrowing costs. The related original issue discount and the borrowing costs are amortized over the term of the borrowing. The revolving credit facility is recorded at cost. The borrowing costs were capitalized as a component of prepaid expenses and other assets and are amortized over the term of the credit facility. The revolving credit facility and term loan A facility bore interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate is determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 2.25% to 2.75%. The term loan B facility initially bore interest at LIBOR plus 3.25% with a LIBOR floor of 0.75%. On October 26, 2016, the Operating Partnership completed a re-pricing at par of its $1.84 billion term loan B facility. As a result of the re-pricing, the term loan B facility bore interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%. In February 2017, MGP's corporate family rating was upgraded which resulted in the Operating Partnership receiving a further reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75%. On May 1, 2017, the Company completed another re-pricing of the Operating Partnership’s term loan B facility. As a result of this re-pricing, the term loan B facility bears interest at LIBOR plus 2.25%, with a LIBOR floor of 0%. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023. As of September 30, 2017, no amounts were drawn on the revolving credit facility. At September 30, 2017, the interest rate on the term loan A facility was 3.99% and the interest rate on the term loan B facility was 3.49%. See Note 7 for further discussion of the Company's interest rate swap agreements related to the term loan B facility.
The credit agreement contains customary representations and warranties, events of default and positive and negative covenants. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP. The revolving credit facility and term loan A facility also require the Operating Partnership to maintain compliance with a maximum secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio, all of which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term. As of September 30, 2017, the Operating Partnership was required to have a senior secured net debt to adjusted total assets ratio of not more than 0.40 to1.00, a total net debt to adjusted total assets ratio of not more than 0.60 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. The Operating Partnership was in compliance with its financial covenants at September 30, 2017.
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
On September 7, 2017, the Operating Partnership issued $350 million in aggregate principal amount of 4.500% senior notes due 2028. The senior notes will mature on January 15, 2028. Interest on the senior notes is payable on January 15 and July 15 of each year, commencing on January 15, 2018.
Each series of the Operating Partnership's senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by all of the Operating Partnership’s subsidiaries that guarantee the Operating Partnership’s credit facilities, other than MGP Finance Co-Issuer, Inc., which is a co-issuer of the senior notes. The Operating Partnership may redeem all or part of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes plus, to the extent the Operating Partnership is redeeming senior notes prior to the date that is three months prior to their maturity date, an applicable make whole premium, plus, in each case, accrued and unpaid interest. The indentures governing the senior notes contain customary covenants and events of default. These covenants are subject to a number of important exceptions and qualifications set forth in the applicable indentures governing the senior notes, including, with respect to the restricted payments covenants, the ability to make unlimited restricted payments to maintain the REIT status of MGP.
Maturities of debt. Maturities of the principal amount of the Company’s debt as of September 30, 2017 are as follows:

Year ending December 31,	(in thousands)
2017	$8,375
2018	33,500
2019	33,500
2020	33,500
2021	247,250
2022	18,500
Thereafter	3,625,125
$3,999,750

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
The principal terms of these interest rate swaps at September 30, 2017 are as follows:

Effective Date	Maturity Date	Notional Amount	Weighted Average Fixed Rate	Fair Value Asset (Liability)
(in thousands, except percentages)
May 3, 2017	November 30, 2021	$500,000	1.764%	$1,045
May 3, 2017	November 30, 2021	700,000	1.901%	(2,380)
		$1,200,000		$(1,335)

As of December 31, 2016, the Company had interest rate swaps with a notional amount of $500 million outstanding with a weighted average fixed rate of 1.825% and a net unrealized gain of $1.9 million.

Interest rate swaps valued in net unrealized gain positions are recognized as asset balances within the prepaid expenses and other assets. Interest rate swaps valued in net unrealized loss positions are recognized as liability balances within accounts payable, accrued expenses and other liabilities. For the three and nine months ended September 30, 2017, the amount recorded in other comprehensive income related to the derivative instruments was a net gain of $1.8 million and net loss of $3.0 million, respectively. There was no material ineffective portion of the change in fair value derivatives. During the three and nine months ended September 30, 2017, the Company recorded interest expense of $2.0 million and $7.4 million, respectively, related to the swap agreements.
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

On September 11, 2017, MGP completed an offering of 13,225,000 Class A shares representing limited liability company interests in a registered public offering, including 1,725,000 Class A shares sold pursuant to the exercise in full by the underwriters of their over-allotment option, for net proceeds of approximately $387.5 million after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds were contributed to the Operating Partnership in exchange for Operating Partnership units.

Operating Partnership capital. On the IPO Date, MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the outstanding Operating Partnership units in the Company. Certain subsidiaries of MGM also acquired 73.3% of the outstanding Operating Partnership units on the IPO Date. As of August 1, 2016, the date of the Borgata Transaction, MGP’s ownership percentage in the Operating Partnership units was reduced to 23.7% and MGM's indirect ownership percentage increased to 76.3%. As of September 11, 2017, as a result of the equity offering noted above, MGP's ownership percentage in the Operating Partnership units increased to 27.7% and MGM's ownership percentage in the Operating Partnership units decreased to 72.3%.

MGP dividends and Operating Partnership distributions. On September 15, 2017, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $101.2 million or $0.3950 per Operating Partnership unit. MGP concurrently declared a cash dividend for the quarter ended September 30, 2017 of $28 million or $0.3950 per Class A share payable to shareholders of record as of September 30, 2017. The distribution and dividend were paid in October 2017.

On June 15, 2017, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $96.0 million or $0.3950 per Operating Partnership unit. MGP concurrently declared a cash dividend for the quarter ended June 30,

2017 of $22.8 million or $0.3950 per Class A share payable to shareholders of record as of June 30, 2017. The distribution and dividend were paid in July 2017.

On March 15, 2017, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $0.3875 per Operating Partnership unit. The Company’s Board of Directors concurrently declared a cash dividend for the quarter ended March 31, 2017 of $0.3875 per Class A share payable to shareholders of record as of March 31, 2017. The distribution and dividend were paid in April 2017.

Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof.

The following table presents MGP's changes in shareholders' equity for the nine months ended September 30, 2017:

	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in thousands)
Balance at January 1, 2017	$1,333,817	$4,274,444	$5,608,261
Net income - January 1, 2017 to September 30, 2017	33,053	101,214	134,267
Other comprehensive loss - cash flow hedges	(644)	(2,348)	(2,992)
Share-based compensation	229	714	943
Deemed contribution - tax sharing agreement	—	3,903	3,903
Dividends and distributions declared and paid	(73,063)	(218,263)	(291,326)
Issuance of Class A shares	329,508	58,040	387,548
Other	(87)	(170)	(257)
Balance at September 30, 2017	$1,622,813	$4,217,534	$5,840,347

The following table presents the Operating Partnership's changes in partners' capital for the nine months ended September 30, 2017:

	General Partner	Limited Partners	Total Partners' Capital
	(in thousands)
Balance at January 1, 2017	$—	$5,608,261	$5,608,261
Net income - January 1, 2017 to September 30, 2017	—	134,267	134,267
Other comprehensive loss - cash flow hedges	—	(2,992)	(2,992)
Share-based compensation	—	943	943
Deemed contribution - tax sharing agreement	—	3,903	3,903
Distributions declared and paid	—	(291,326)	(291,326)
Issuance of Operating Partnership units	—	387,548	387,548
Other	—	(257)	(257)
Balance at September 30, 2017	$—	$5,840,347	$5,840,347

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-shareholder changes in equity, or other comprehensive income. The following table summarizes the changes in accumulated other comprehensive income by component for the nine months ended September 30, 2017 (there was no other comprehensive income for the nine months ended September 30, 2016):

	Changes in Fair Value of Effective Cash Flow Hedge	Total
	(in thousands)
Balance at December 31, 2016	$1,879	$1,879
Other comprehensive income before reclassifications	3,932	3,932
Amounts reclassified from accumulated other comprehensive income	(6,924)	(6,924)
Net current period other comprehensive loss	(2,992)	(2,992)
Balance at September 30, 2017	(1,113)	(1,113)
Accumulated other comprehensive loss attributable to noncontrolling interest	805	805
Accumulated other comprehensive (loss) attributable to Class A shareholders	$(308)	$(308)

NOTE 10 — NET INCOME PER CLASS A SHARE
The table below provides net income and the number of Class A shares used in the computations of “basic” net income per share, which utilizes the weighted-average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” net income per share, which includes all such shares. Net income attributable to Class A shares, weighted average Class A shares outstanding and the effect of dilutive securities outstanding are presented for the three and nine months ended September 30, 2017 and September 30, 2016. Net income per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights. The nine months ended September 30, 2016 reflect the results of operations from MGP from the IPO Date through September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Basic net income per share
Numerator:
Net income attributable to Class A shares	$11,025	$10,591	$33,053	$17,544
Denominator:
Basic weighted average Class A shares outstanding	60,614,664	57,500,000	58,612,916	57,500,000
Basic net income per Class A share	$0.18	$0.18	$0.56	$0.31

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Diluted net income per share
Numerator:
Net income attributable to Class A shares	$11,025	$10,591	$33,053	$17,544
Denominator:
Basic weighted average Class A shares outstanding	60,614,664	57,500,000	58,612,916	57,500,000
Effect of dilutive shares for diluted net income per Class A share	140,522	252,163	195,032	245,665
Weighted average shares for diluted net income per Class A share	60,755,186	57,752,163	58,807,948	57,745,665
Diluted net income per Class A share	$0.18	$0.18	$0.56	$0.30

NOTE 11 — NET INCOME PER OPERATING PARTNERSHIP UNIT

The table below provides net income and the number of Operating Partnership units used in the computations of “basic” net income per Operating Partnership unit, which utilizes the weighted-average number of Operating Partnership units outstanding without regard to dilutive potential Operating Partnership units, and “diluted” net income per Operating Partnership units, which includes all such Operating Partnership units. Net income attributable to Operating Partnership units, weighted average Operating Partnership units outstanding and the effect of dilutive securities outstanding are presented for the three and nine months ended September 30, 2017 and September 30, 2016. The nine months ended September 30, 2016 reflects the results of operations from MGP from the IPO Date through September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Basic net income per Operating Partnership unit
Numerator:
Net income	$43,700	$42,671	$134,267	$68,729
Denominator:
Basic weighted average Operating Partnership units outstanding	245,976,800	233,642,286	243,975,052	225,997,423
Basic net income per Operating Partnership unit	$0.18	0.18	$0.55	$0.30

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Diluted net income per Operating Partnership unit
Numerator:
Net income	$43,700	$42,671	$134,267	$68,729
Denominator:
Basic weighted average Operating Partnership units outstanding	245,976,800	233,642,286	243,975,052	225,997,423
Effect of dilutive shares for diluted net income per Operating Partnership unit	140,522	252,163	195,032	245,665
Weighted average shares for diluted net income per Operating Partnership unit	246,117,322	233,894,449	244,170,084	226,243,088
Diluted net income per Operating Partnership unit	$0.18	$0.18	$0.55	$0.30

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Ground leases. The Company was assigned ground leases in the Borgata Transaction as discussed in Note 3. Such amounts will be paid by the Tenant pursuant to the Master Lease through 2046 (including renewal periods). Estimated minimum lease payments pursuant to the ground leases through 2070 are as follows:

(in thousands)
Year ending December 31,
2017	$1,605
2018	6,688
2019	6,688
2020	7,014
2021	7,027
Thereafter	703,516
Total minimum lease payments	$732,538
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

NOTE 13 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and September 30, 2016 are presented below.

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

CONSOLIDATING BALANCE SHEET INFORMATION

	September 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$—	$—	$8,911,648	$—	$8,911,648
Cash and cash equivalents	1,138,801	—	—	—	1,138,801
Tenant and other receivables, net	475	—	5,629	—	6,104
Intercompany	387,115	—	—	(387,115)	—
Prepaid expenses and other assets	8,890	—	—	—	8,890
Investments in subsidiaries	8,381,136	—	—	(8,381,136)	—
Above market lease, asset	—	—	44,981	—	44,981
	$9,916,417	$—	$8,962,258	$(8,768,251)	$10,110,424
Debt, net	3,940,803	—	—	—	3,940,803
Due to MGM Resorts International and affiliates	—	—	524	—	524
Intercompany	—	—	387,115	(387,115)	—
Accounts payable, accrued expenses, and other liabilities	6,652	—	5,629	—	12,281
Above market lease, liability	—	—	47,291	—	47,291
Accrued interest	27,393	—	—	—	27,393
Distribution payable	101,222	—	—	—	101,222
Deferred revenue	—	—	115,195	—	115,195
Deferred income taxes, net	—	—	25,368	—	25,368
Total liabilities	4,076,070	—	581,122	(387,115)	4,270,077
General partner	—	—	—	—	—
Limited partners	5,840,347	—	8,381,136	(8,381,136)	5,840,347
Total partners' capital	5,840,347	—	8,381,136	(8,381,136)	5,840,347
Total liabilities and partners' capital	$9,916,417	$—	$8,962,258	$(8,768,251)	$10,110,424

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$—	$—	$9,079,678	$—	$9,079,678
Cash and cash equivalents	360,492	—	—	—	360,492
Tenant and other receivables, net	2,059	—	7,444	—	9,503
Intercompany	880,823	—	—	(880,823)	—
Prepaid expenses and other assets	9,167	—	1,739	—	10,906
Investments in subsidiaries	8,100,942	—	—	(8,100,942)	—
Above market lease, asset	—	—	46,161	—	46,161
	$9,353,483	$—	$9,135,022	$(8,981,765)	$9,506,740
Debt, net	3,621,942	—	—	—	3,621,942
Due to MGM Resorts International and affiliates	—	—	166	—	166
Intercompany	—	—	880,823	(880,823)	—
Accounts payable, accrued expenses, and other liabilities	3,034	—	7,444	—	10,478
Above market lease, liability	—	—	47,957	—	47,957
Accrued interest	26,137	—	—	—	26,137
Distribution payable	94,109	—	—	—	94,109
Deferred revenue	—	—	72,322	—	72,322
Deferred income taxes, net	—	—	25,368	—	25,368
Total liabilities	3,745,222	—	1,034,080	(880,823)	3,898,479
General partner	—	—	—	—	—
Limited partners	5,608,261	—	8,100,942	(8,100,942)	5,608,261
Total partners' capital	5,608,261	—	8,100,942	(8,100,942)	5,608,261
Total liabilities and partners' capital	$9,353,483	$—	$9,135,022	$(8,981,765)	$9,506,740

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$163,178	$—	$163,178
Tenants reimbursements and other	—	—	19,620	—	19,620
	—	—	182,798	—	182,798
Expenses
Depreciation	—	—	68,662	—	68,662
Property transactions, net	—	—	1,662	—	1,662
Property taxes	—	—	18,983	—	18,983
Amortization of above market lease, net	—	—	172	—	172
Acquisition-related expenses	1,059	—	—	—	1,059
General and administrative	2,882	—	—	—	2,882
	3,941	—	89,479	—	93,420
Operating income (loss)	(3,941)	—	93,319	—	89,378
Equity in earnings of subsidiaries	91,831	—	—	(91,831)	—
Non-operating expense
Interest income	1,480	—	—	—	1,480
Interest expense	(45,544)	—	—	—	(45,544)
Other non-operating	(126)	—	—	—	(126)
	(44,190)	—	—	—	(44,190)
Income (loss) before income taxes	43,700	—	93,319	(91,831)	45,188
Provision for income taxes	—	—	(1,488)	—	(1,488)
Net income (loss)	$43,700	$—	$91,831	$(91,831)	$43,700

Other comprehensive income (loss)
Net income (loss)	43,700	—	91,831	(91,831)	43,700
Unrealized gain on cash flow hedges	1,754	—	—	—	1,754
Comprehensive income (loss)	$45,454	$—	$91,831	$(91,831)	$45,454

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Nine Months Ended September 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$489,532	$—	$489,532
Tenants reimbursements and other	—	—	61,621	—	61,621
	—	—	551,153	—	551,153
Expenses
Depreciation	—	—	190,573	—	190,573
Property transactions, net	—	—	19,104	—	19,104
Property taxes	—	—	60,112	—	60,112
Amortization of above market lease, net	—	—	515	—	515
Acquisition-related expenses	1,059	—	—	—	1,059
General and administrative	8,223	—	—	—	8,223
	9,282	—	270,304	—	279,586
Operating income (loss)	(9,282)	—	280,849	—	271,567
Equity in earnings of subsidiaries	276,946	—	—	(276,946)	—
Non-operating expense
Interest income	3,039	—	—	—	3,039
Interest expense	(134,998)	—	—	—	(134,998)
Other non-operating	(1,438)	—	—	—	(1,438)
	(133,397)	—	—	—	(133,397)
Income (loss) before income taxes	134,267	—	280,849	(276,946)	138,170
Provision for income taxes	—	—	(3,903)	—	(3,903)
Net income (loss)	$134,267	$—	$276,946	$(276,946)	$134,267

Other comprehensive income (loss)
Net income (loss)	134,267	—	276,946	(276,946)	134,267
Unrealized loss on cash flow hedges	(2,992)	—	—	—	(2,992)
Comprehensive income (loss)	$131,275	$—	$276,946	$(276,946)	$131,275

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$154,809	$—	$154,809
Tenants reimbursements and other	—	—	17,690	—	17,690
	—	—	172,499	—	172,499
Expenses
Depreciation	—	—	54,260	—	54,260
Property transactions, net	—	—	1,442	—	1,442
Property taxes	—	—	17,690	—	17,690
Property insurance	—	—	—	—	—
Amortization of above market lease, net	—	—	114	—	114
Acquisition-related expenses	9,500	—	—	—	9,500
General and administrative	2,701	—	—	—	2,701
	12,201	—	73,506	—	85,707
Operating income (loss)	(12,201)	—	98,993	—	86,792
Equity in earnings of subsidiaries	98,078	—	—	(98,078)	—
Non-operating expense
Interest expense	(42,839)	—	—	—	(42,839)
Other non-operating	(367)	—	—	—	(367)
	(43,206)	—	—	—	(43,206)
Income (loss) before income taxes	42,671	—	98,993	(98,078)	43,586
Provision for income taxes	—	—	(915)	—	(915)
Net income (loss)	$42,671	$—	$98,078	$(98,078)	$42,671

Other comprehensive income (loss)
Net income (loss)	42,671	—	98,078	(98,078)	42,671
Unrealized loss on cash flow hedges	—	—	—	—	—
Comprehensive income (loss)	$42,671	$—	$98,078	$(98,078)	$42,671

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Nine Months Ended September 30, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$256,062	$—	$256,062
Tenants reimbursements and other	—	—	27,340	—	27,340
	—	—	283,402	—	283,402
Expenses
Depreciation	—	—	158,860	—	158,860
Property transactions, net	—	—	2,651	—	2,651
Property taxes	—	—	44,231	—	44,231
Property insurance	—	—	2,943	—	2,943
Amortization of above market lease, net	—	—	114	—	114
Acquisition-related expenses	10,099	—	—	—	10,099
General and administrative	6,490	—	—	—	6,490
	16,589	—	208,799	—	225,388
Operating income (loss)	(16,589)	—	74,603	—	58,014
Equity in earnings of subsidiaries	73,688	—	—	(73,688)	—
Non-operating expense
Interest expense	(72,314)	—	—	—	(72,314)
Other non-operating	(439)	—	—	—	(439)
	(72,753)	—	—	—	(72,753)
Income (loss) before income taxes	(15,654)	—	74,603	(73,688)	(14,739)
Provision for income taxes	—	—	(915)	—	(915)
Net income (loss)	$(15,654)	$—	$73,688	$(73,688)	$(15,654)

Other comprehensive income (loss)
Net income (loss)	(15,654)	—	73,688	(73,688)	(15,654)
Unrealized loss on cash flow hedges	—	—	—	—	—
Comprehensive income (loss)	$(15,654)	$—	$73,688	$(73,688)	$(15,654)

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(129,495)	$—	$493,350	$—	$363,855
Cash flows from investing activities
Net cash used in investing activities	—	—	—	—	—
Cash flows from financing activities
Proceeds from issuance of debt	350,000	—	—	—	350,000
Deferred financing costs	(5,381)	—	—	—	(5,381)
Repayment of bridge facilities	—	—	—	—	—
Repayment of debt principal	(33,500)	—	—	—	(33,500)
Proceeds from purchase of operating partnership units by MGP	387,548	—	—	—	387,548
Distributions paid	(284,213)	—	—	—	(284,213)
Cash received by Parent on behalf of Guarantor Subsidiaries	493,350	—	(493,350)	—	—
Net cash provided by (used in) financing activities	907,804	—	(493,350)	—	414,454
Cash and cash equivalents
Net increase for the period	778,309	—	—	—	778,309
Balance, beginning of period	360,492	—	—	—	360,492
Balance, end of period	$1,138,801	$—	$—	$—	$1,138,801

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(243,412)	$—	$425,833	$—	$182,421
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	(138,987)	—	—	—	(138,987)
Net cash used in investing activities	(138,987)	—	—	—	(138,987)
Cash flows from financing activities
Proceeds from issuance of debt	3,700,000	—	—	—	3,700,000
Deferred financing costs	(76,120)	—	—	—	(76,120)
Repayment of bridge facilities	(4,544,850)	—	—	—	(4,544,850)
Repayment of debt principal	(16,750)	—	—	—	(16,750)
Proceeds from purchase of operating partnership units by MGP	1,132,468	—	—	—	1,132,468
Distributions paid	(56,720)	—	—	—	(56,720)
Cash received by Parent on behalf of Guarantor Subsidiaries	425,833	—	(425,833)	—	—
Net cash transfers from Parent	158,822	—	—	—	158,822
Net cash provided by (used in) financing activities	722,683	—	(425,833)	—	296,850
Cash and cash equivalents
Net increase for the period	340,284	—	—	—	340,284
Balance, beginning of period	—	—	—	—	—
Balance, end of period	$340,284	$—	$—	$—	$340,284

NOTE 14 — SUBSEQUENT EVENTS

MGM National Harbor Transaction. On September 5, 2017, MGM and MGP entered into a definitive agreement for the purchase of the long-term leasehold interest and real property improvements associated with the MGM National Harbor casino resort (“MGM National Harbor”) by a subsidiary of MGP and the lease of MGM National Harbor back to MGM Resorts. MGM and MGP completed the transaction on October 5, 2017.

MGP paid total consideration of approximately $1.1875 billion, consisting of a combination of $462.5 million in cash, the assumption of approximately $425 million of secured indebtedness of MGM National Harbor, LLC which was immediately repaid by MGP on the closing date and the issuance by the Operating Partnership of 9.8 million Operating Partnership units representing $300 million of value based upon the closing price of MGP's Class A shares on September 5, 2017.

In connection with the closing, the existing Master Lease between MGM and MGP was amended to add MGM National Harbor, and the annual rent payment to MGP under the Master Lease accordingly increased by $95 million from $661.7 million to $756.7 million, prorated for the remainder of the 2017 lease year. Of the $95 million rent increase, 90% will be added to the fixed rent portion of the rent which contractually grows at 2% per year until 2022, at which time the 2% escalator will be subject to an adjusted net revenue to rent ratio consistent with the Master Lease terms as discussed in Note 5.

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
Executive Overview
MGP is a limited liability company that was formed in Delaware on October 23, 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM on January 6, 2016, which became a subsidiary of MGP on the IPO Date. The Company has elected to be treated as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2016.
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
We generate all of our revenues by leasing our real estate properties through the Landlord, a wholly owned subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM, in a “triple-net” lease arrangement, which requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Additionally, the Master Lease provides us with a right of first offer to purchase the real estate assets with respect to MGM's development property in Springfield, Massachusetts (the “ROFO Property”) in the event that MGM elects to sell them. The annual rent payments due under the Master Lease for the first lease year were initially $550 million and increased to $650 million for the remainder of the first lease year following the completion of the Borgata Transaction. The first 2% fixed annual rent escalator went into effect on April 1, 2017, resulting in annual rent payments of $661.7 million for the second lease year. Payments under the Master Lease are guaranteed by MGM.
As of September 30, 2017, our portfolio consisted of ten premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas. See Note 14 to the accompanying financial statements for information related to the closing of the MGM National Harbor Transaction.
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
Master Lease
Rent under the Master Lease consists of the base rent and the percentage rent. The annual rent payment due under the Master Lease was initially $550 million, which increased to $650 million after the Borgata Transaction for the remainder of the first year and after the MGM National Harbor Transaction increased to $756.7 million, prorated for the remainder of the 2017 lease year. For the first year, the base rent represents 90% of the initial total rent payments due under the Master Lease, or $585 million, and the percentage rent represents 10% of the initial total rent payments due under the Master Lease, or $65 million. The first 2% fixed annual rent escalator went into effect on April 1, 2017, resulting in annual rent payments of $661.7 million for the second lease year.
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
General and administrative expenses for the three and nine months ended September 30, 2017 were $2.9 million and $8.2 million, respectively. Pursuant to the terms of the limited partnership agreement of the Operating Partnership, the Operating

Partnership is required to pay for or reimburse MGP for these expenses and generally for any expenses MGP incurs relating to the operation of, or for the benefit of, the Operating Partnership or MGP. Any such reimbursements are taken into account by our wholly owned subsidiary, the general partner, before causing the Operating Partnership to make any distributions to holders of Operating Partnership units and do not affect our pro rata entitlement, as a holder of Operating Partnership units, to distributions from the Operating Partnership.
Expenditures necessary to maintain our properties in reasonably good order and repair are paid or reimbursed by the Tenant pursuant to the Master Lease. Other operating expenses relating to our properties such as property taxes and insurance are also paid or reimbursed by the Tenant pursuant to the Master Lease.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three and nine months ended September 30, 2017 and September 30, 2016. The results of operations for the nine months ended September 30, 2016 reflect the results of operations of the Predecessor through April 24, 2016 combined with the results of operations of MGP from the IPO Date through September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net revenues	$182,798	$172,499	$551,153	$283,402
Operating income	89,378	86,792	271,567	58,014
Net income (loss)	43,700	42,671	134,267	(15,654)
Net income attributable to Class A shareholders	11,025	10,591	33,053	17,544
Revenues

Revenues, including tenant reimbursements and other, for the three and nine months ended September 30, 2017 were $182.8 million and $551.2 million, respectively. Revenues, including tenant reimbursements, for the three and nine months ended September 30, 2016 of $172.5 million and $283.4 million, respectively, represents revenues generated by the Company from April 25, 2016 through September 30, 2016. Tenant reimbursement and other revenue arises primarily from the triple-net structure of the Master Lease which provides that the Tenant is responsible for payment of certain expenses as discussed above, including property taxes. We recognize revenue related to property taxes for which we are the primary obligor in the same periods as the expense is incurred. We recognize the cost basis of Non-Normal Tenant Improvements as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives applying the straight-line method and deferred revenue is amortized applying the straight-line method as additional rental revenue over the remaining term of the Master Lease once the related real estate assets are placed in service.
Operating Expenses
Depreciation. Depreciation expense for the three and nine months ended September 30, 2017 was $68.7 million and $190.6 million, respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $54.3 million and $158.9 million, respectively, which includes depreciation expense of the Predecessor through April 24, 2016 of $63.7 million for the nine months ended September 30, 2016. Depreciation expense for the three and nine months ended September 30, 2017 increased due to assets placed in service, accelerated depreciation related to the Monte Carlo rebrand, and depreciation related to the Borgata assets acquired in August 2016.
Property transactions, net. Property transactions, net for the three and nine months ended September 30, 2017 were $1.7 million and $19.1 million, respectively, and relate to normal losses on the disposition of assets. Property transactions, net for the three and nine months ended September 30, 2016 were $1.4 million and $2.7 million, respectively, and relate to normal losses on the disposition of assets recognized during the prior year period.
Property taxes. Property tax expense for the three and nine months ended September 30, 2017 was $19.0 million and $60.1 million, respectively, compared to $17.7 million and $44.2 million for the three and nine months ended September 30, 2016, respectively. This increase was due to the addition of Borgata during the second half of 2016.

Property insurance. There was no property insurance expense for the three months ended September 30, 2016 and $2.9 million for the nine months ended September 30, 2016. MGP does not recognize property insurance expense following the IPO Date due to such costs being direct costs of the Tenant and not an obligation of MGP.
Acquisition-related expenses. Acquisition-related expenses for the three and nine months ended September 30, 2017 was $1.1 million, which related to expenses incurred in connection with the MGM National Harbor Transaction (see Note 14 to the accompanying financial statements). Acquisition-related expenses for the three and nine months ended September 30, 2016 were $9.5 million and $10.1 million, respectively, which related to expenses incurred in connection with the Borgata Transaction.
General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2017 were $2.9 million and $8.2 million, respectively, which primarily related to payroll costs, share-based compensation expense, corporate services and professional services fees. General and administrative expenses for the three and nine months ended September 30, 2016 were $2.7 million and $6.5 million, respectively, which included $1.6 million of certain costs relating to setting up operations including payroll and relocation costs, and $0.3 million of share-based compensation expense.

Non-Operating Expenses
Total non-operating expenses for the three and nine months ended September 30, 2017 were $44.2 million and $133.4 million, respectively, and primarily related to interest expense on the senior secured credit facility, senior notes and interest rate swaps, which included amortization of debt issuance costs of $2.8 million and $8.4 million for the three and nine months ended September 30, 2017. Total non-operating expenses for the three and nine months ended September 30, 2016 were $43.2 million and $72.8 million, respectively, primarily related to interest expense on our senior secured credit facility and senior notes, which included amortization of debt issuance costs of $2.7 million and $4.4 million for the three and nine months ended September 30, 2016, respectively.
Income tax provision. Our effective tax rate was 3.3% for the three months ended September 30, 2017 compared to 2.1% in the prior year quarter resulting in income tax expense of $1.5 million for the three months ended September 30, 2017, compared to $0.9 million for the prior year quarter. Our effective tax rate was an expense of 2.8% of income before taxes for the nine months ended September 30, 2017 compared to an expense of 6.2% of loss before incomes taxes for the comparable period last year resulting in income tax expense of $3.9 million for the nine months ended September 30, 2017, compared to income tax expense of $0.9 million for the comparable period last year. No income tax provision was recorded prior to the IPO Date as the result of a valuation allowance provided on all losses generated by the Predecessor. After the IPO Date we are treated as a REIT and are not subject to federal or state income tax during the period from the IPO Date until August 1, 2016. On August 1, 2016 we acquired Borgata and became subject to New Jersey income tax on the income and expenses generated from that property (see the income tax provision discussion in Note 2 of the accompanying financial statements for additional detail). Income tax expense was higher in three and nine months ended September 30, 2017 than the comparable prior year periods because the New Jersey income tax applied to only a portion of the prior year periods while applying to all of the current year periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$43,700	$42,671	$134,267	$(15,654)
Depreciation	68,662	54,260	190,573	158,860
Property transactions, net	1,662	1,442	19,104	2,651
Funds From Operations	114,024	98,373	343,944	145,857
Amortization and write-off of financing costs and cash flow hedge amortization	2,954	2,678	9,462	4,392
Non-cash compensation expense	393	184	943	326
Net effect of straight-line rent and amortization of deferred revenue	1,611	(642)	2,310	(1,062)
Acquisition-related expenses	1,059	9,500	1,059	10,099
Amortization of above market lease, net	172	114	515	114
Provision for income taxes	1,488	915	3,903	915
Adjusted Funds From Operations	121,701	111,122	362,136	160,641
Interest income	(1,480)	—	(3,039)	—
Interest expense	45,544	42,839	134,998	72,314
Amortization of financing costs and cash flow hedge amortization	(2,954)	(2,678)	(8,664)	(4,392)
Adjusted EBITDA	$162,811	$151,283	$485,431	$228,563

Liquidity and Capital Resources

Property rental revenue is our primary source of cash from operations and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to MGP. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $1.1 billion in cash and cash equivalents held by the Operating Partnership as of September 30, 2017, expected cash flows from operations, and $600.0 million of borrowing capacity under the Operating Partnership's revolving credit facility as of September 30, 2017. We have no commitments for capital expenditures except as described in Note 2 to the accompanying financial statements. In addition, maintenance and repairs to our real estate investments are the responsibility of the Tenant under the Master Lease. Also see Note 6 and Note 12 to the accompanying financial statements for a description of our principal debt arrangements and commitments and contingencies, respectively.

Summary of Cash Flows
Net cash provided by operating activities for the nine months ended September 30, 2017 was $363.9 million, which includes cash inflows from rental revenues and outflows for general and administrative expenses as well as interest payments. Net cash provided by operating activities for the nine months ended September 30, 2016 was $182.4 million, which was primarily attributable to rental revenue received under the Master Lease less interest and general and administrative expenses.
There were no cash flows from investing activities for the nine months ended September 30, 2017. Net cash used in investing activities was $139.0 million for the nine months ended September 30, 2016, which was attributable to capital expenditures that were funded by the Parent and relate to the activity of the Predecessor prior to the IPO Date.
Net cash provided by financing activities for the nine months ended September 30, 2017 was $414.5 million, which was primarily attributable to net proceeds of $344.6 million from the issuance of debt and $387.5 million in net proceeds received from the issuance of Class A shares which was partially offset by $284.2 million of distributions and dividends and $33.5 million of scheduled amortization payments on our senior credit facility. Net cash provided by financing activities for the nine months ended September 30, 2016 was $296.9 million, which was primarily attributable to net proceeds of $3.6 billion from the issuance of debt and net proceeds of $1.1 billion received from the issuance of Class A shares, partially offset by the $4.5 billion repayment of the bridge facilities that were assumed by the Operating Partnership in connection with the Formation Transactions and the Borgata Transaction and $56.7 million of distributions and dividends.
Dividends and Distributions

On September 15, 2017, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $0.3950 per Operating Partnership unit. The Company’s Board of Directors concurrently declared a cash dividend for the quarter ended September 30, 2017 of $28 million or $0.3950 per Class A share payable to shareholders of record as of September 30, 2017. The distribution and dividend were paid in October 2017.

On June 15, 2017, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $0.3950 per Operating Partnership unit. The Company’s Board of Directors concurrently declared a cash dividend for the quarter ended June 30, 2017 of $22.8 million or $0.3950 per Class A share payable to shareholders of record as of June 30, 2017. The distribution and dividend were paid in July 2017.

On March 15, 2017, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $0.3875 per Operating Partnership unit. The Company’s Board of Directors concurrently declared a cash dividend for the quarter ended March 31, 2017 of $0.3875 per Class A share payable to shareholders of record as of March 31, 2017. The distribution and dividend were paid in April 2017.

On June 16, 2016, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $0.2632 per unit (which amount was based on a distribution of $0.3575 per Operating Partnership unit for a full quarter). The Company’s Board of Directors concurrently declared a pro rata cash dividend for the quarter ended June 30, 2016, of $0.2632 per Class A share (which amount was based on a dividend of $0.3575 per Class A share for a full quarter) payable to shareholders of record as of June 30, 2016. The distribution and dividend were paid in July 2016.

On September 15, 2016, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $0.3875 per Operating Partnership unit. The Company’s Board of Directors concurrently declared a cash dividend for the quarter ended September 30, 2016 of $0.3875 per Class A share payable to shareholders of record as of September 30, 2016. The distribution and dividend were paid in October 2016.

The Company filed its initial federal income tax return for its taxable year ended December 31, 2016 in 2017, and has elected to be treated as a REIT. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. Commencing with our taxable year ending on December 31, 2016, our annual distribution will not be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains.

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

Market Risk
Our primary market risk exposure is interest rate risk with respect to our existing variable-rate long-term indebtedness. As of September 30, 2017, we have incurred indebtedness in principal amount of approximately $3.9 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
At September 30, 2017, the term loan B facility bore interest at LIBOR plus 2.25%, with a LIBOR floor of 0%. We are party to interest rate swaps to mitigate the interest rate risk inherent in our senior secured term loan B facility. In May 2017, in connection with the re-pricing of our term loan B, we amended our outstanding interest rate swap agreements. Under the amended agreements we now pay a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor.
The principal terms of these interest rate swaps at September 30, 2017 are as follows:

			Weighted Average Fixed Rate	Fair Value Asset (Liability)
Effective Date	Maturity Date	Notional Amount
(in thousands, except percentages)
May 3, 2017	November 30, 2021	$500,000	1.764%	$1,045
May 3, 2017	November 30, 2021	700,000	1.901%	(2,380)
		$1,200,000		$(1,335)
We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of September 30, 2017, long-term variable rate borrowings represented approximately 23% of our total borrowings after giving effect to the hedged portion of our term loan B. Assuming a 100 basis-point increase in LIBOR as it relates to our variable interest term loan facility, our annual interest cost would increase by approximately $8.8 million based on gross amounts outstanding at September 30, 2017.
The following table provides information about the maturities of our long-term debt subject to changes in interest rates as of September 30, 2017. Average interest rates presented relate to the interest rate of the debt maturity in the period:

	Debt maturing in							Fair Value September 30,
	2017	2018	2019	2020	2021	Thereafter	Total	2017

Fixed-rate	$—	$—	$—	$—	$—	$1,900.0	$1,900.0	$1,988.1
Average interest rate						5.122%	5.122%
Variable rate	$8.4	$33.5	$33.5	$33.5	$247.3	$1,743.5	$2,099.7	$2,104.3
Average interest rate	3.709%	3.709%	3.709%	3.709%	3.948%	3.485%	3.551%

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

•
Our sole material assets are Operating Partnership units representing 26.6% of the ownership interests in the Operating Partnership, over which we have operating control through our ownership of its general partner. Because our interest in the Operating Partnership represents our only cash-generating asset, our cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to us.

•	The Master Lease restricts our ability to sell the properties or our interests in the Operating Partnership and Landlord.

•	We will have future capital needs and may not be able to obtain additional financing on acceptable terms.

•	Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

•	Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.

•	We have a limited operating history and the Predecessor historical financial information included in this Quarterly Report on Form 10-Q may not be a reliable indicator of future results.

•	We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

•	Because a majority of our major gaming resorts are concentrated on the Las Vegas Strip (the “Strip”), we are subject to greater risks than a company that is more geographically diversified.

•	Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the ROFO Property) may be unsuccessful or fail to meet our expectations.

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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2017, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those factors for the nine months ended September 30, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the registered offering of 13,225,000 Class A shares by the Company on September 11, 2017, the Operating Partnership issued 13,225,000 Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

The Operating Partnership units were issued pursuant to the Operating Partnership's limited partnership agreement, which provides that when the Company issues additional Class A Shares, the proceeds of such issuance will be used to make a capital contribution in the Operating Partnership in return for Operating Partnership units.

Item 6.    Exhibits

2.1
Master Transaction Agreement by and among MGM National Harbor, LLC, MGM Growth Properties LLC, MGM Resorts International, MGM Growth Properties Operating Partnership LP, MGP Lessor, LLC and MGM Lessee, LLC, dated as of September 5, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 6, 2017).

4.1
Indenture, dated as of September 21, 2017, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2017).

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

101
The following information from each of the MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016 (audited); (ii) Unaudited Condensed Combined and Consolidated Statements of Operations for the three and nine-months ended September 30, 2017 and 2016; (iii) Unaudited Condensed Combined and Consolidated Statements of Comprehensive Loss for the three and nine-months ended September 30, 2017 and 2016; (iv) Unaudited Condensed Combined and Consolidated Statements of Cash Flows for the three and nine-months ended September 30, 2017 and 2016; and (v) Condensed Notes to Unaudited Condensed Combined and Consolidated Financial Statements.

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

MGM Growth Properties LLC

Date: November 9, 2017	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: November 9, 2017	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)