Form 10-K
period 2017-12-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2018-03-01
CIK 1656936, 1691299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37733 (MGM Growth Properties LLC)
Commission File No. 333-215571 (MGM Growth Properties Operating Properties LP)
MGM Growth Properties LLC
MGM Growth Properties Operating Partnership LP

(Exact name of Registrant as specified in its charter)

DELAWARE (MGM Growth Properties LLC) DELAWARE (MGM Growth Properties Operating Partnership LP)	47-5513237 81-1162318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1980 Festival Plaza Drive, Suite 750, Las Vegas, Nevada 89135
(Address of principal executive office)                                             (Zip Code)

(702) 669-1480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
MGM Growth Properties LLC	Class A Shares, No Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

MGM Growth Properties LLC    Yes    X       No
MGM Growth Properties Operating Partnership LP     Yes             No    X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

MGM Growth Properties LLC     Yes    X      No
MGM Growth Properties Operating Partnership LP     Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

MGM Growth Properties LLC

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth ___

MGM Growth Properties Operating Partnership LP

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company	Emerging growth ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGM Growth Properties LLC     Yes            No    X
MGM Growth Properties Operating Partnership LP      Yes            No    X

The aggregate market value of the Registrant’s Class A shares held by non-affiliates of the Registrant as of June 30, 2017 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2017 was $1.7 billion. As of February 23, 2018, 70,896,795 shares of the Registrant’s Class A shares, no par value, were outstanding.

There is no public trading market for the limited partnership units of MGM Growth Properties Operating Partnership LP. As a result, the aggregate market value of such units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the MGM Growth Properties LLC's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2017, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.

MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of December 31, 2017, MGP owned approximately 26.6% of the Operating Partnership units in the Operating Partnership. The remaining approximately 73.4% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

We believe combining the Annual Reports on Form 10-K of MGP and the Operating Partnership into this single report results in the following benefits:

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

There are a few differences between MGP and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between MGP and the Operating Partnership in the context of how we operate as an interrelated consolidated company. MGP is a REIT, whose only material assets consist of Operating Partnership units representing limited partner interests in the Operating Partnership and its ownership interest in the general partner of the Operating Partnership. As a result, MGP does not conduct business itself, other than acting as the owner of the sole general partner of the Operating Partnership, but it may from time to time issue additional public equity. The Operating Partnership holds all the assets of the Company. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds contributed to the Operating Partnership in connection with offerings of Class A shares by MGP, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations and by the Operating Partnership’s issuance of indebtedness or through the issuance of Operating Partnership units.

The presentation of noncontrolling interest, shareholders’ equity and partners’ capital are the main areas of difference between the combined and consolidated financial statements of MGP and those of the Operating Partnership. The Operating Partnership units held by subsidiaries of MGM are accounted for as limited partners’ capital in the Operating Partnership’s combined and consolidated financial statements and as noncontrolling interest within equity in MGP’s combined and consolidated financial statements. The Operating Partnership units held by MGP in the Operating Partnership are accounted for as limited partners’ capital in the Operating Partnership’s combined and consolidated financial statements and within Class A shareholders’ equity in MGP’s combined and consolidated financial statements. The differences in the presentations between shareholders’ equity and partners’ capital result from the differences in the equity issued at the MGP and Operating Partnership levels.

To help investors understand the significant differences between MGP and the Operating Partnership, this report presents the combined and consolidated financial statements separately for MGP and the Operating Partnership.

As sole beneficial owner of MGM Growth Properties OP GP LLC, which is the sole general partner with control of the Operating Partnership, MGP consolidates the Operating Partnership for financial reporting purposes, and it does not have any assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of MGP and the Operating Partnership are the same on their respective combined and consolidated financial statements. The separate discussions of MGP and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a combined and consolidated basis and how management operates the Company.

In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and 18 U.S.C. §1350, this report also includes separate “Item 9A. Controls and

Procedures” sections and separate Exhibit 31 and 32 certifications for each of MGP and the Operating Partnership. Additionally, this report includes separate “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” sections for each of MGP and the Operating Partnership.

All other sections of this report, including Risks Related to Our Business and Operations, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, are presented together for MGP and the Operating Partnership.

PART I

ITEM 1	BUSINESS

The Company

MGP is a limited liability company that was formed in Delaware on October 23, 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM on January 6, 2016 and acquired by MGP on April 25, 2016 (the "IPO Date"). MGP is one of the leading publicly traded REITs engaged in the acquisition, ownership and leasing of large-scale destination entertainment and leisure resorts, whose tenants generally offer diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail offerings. In connection with its initial public offering, MGP, through the Operating Partnership, acquired from MGM, the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage (collectively, the “IPO Properties”) pursuant to a Master Contribution Agreement (the “MCA”) in exchange for Operating Partnership units representing limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of $4 billion of indebtedness from the contributing MGM subsidiaries (the "Formation Transactions"). In addition, on August 1, 2016, MGM completed its acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) interest in Borgata Hotel Casino and Spa (“Borgata”). Immediately following such transaction, we acquired Borgata’s real estate assets from MGM for consideration consisting of the assumption by the Landlord of $545 million of indebtedness from a subsidiary of MGM and the issuance of 27.4 million Operating Partnership units to a subsidiary of MGM (the “Borgata Transaction”) and leased back the real property to a subsidiary of MGM. Also, on October 5, 2017, we completed the purchase of the long-term leasehold interest and real property improvements associated with MGM National Harbor casino resort (the “MGM National Harbor Transaction”) for consideration consisting of the assumption of $425 million of debt, which was immediately paid off on the closing date, $462.5 million in cash and the issuance of 9.8 million Operating Partnership units to a subsidiary of MGM, and subsequently leased back the real property to a subsidiary of MGM. As of December 31, 2017, our properties collectively comprised 27,541 hotel rooms, approximately 2.7 million square feet of convention space, over 100 retail outlets, over 200 food and beverage outlets and over 20 entertainment venues.

MGP is organized in an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which MGP owns substantially all of its assets and conducts substantially all of its business through the Operating Partnership, which is owned by MGP and certain other subsidiaries of MGM and whose sole general partner is one of MGP’s subsidiaries. MGM holds a controlling interest in MGP through its ownership of MGP’s Class B share, but does not hold any of MGP’s Class A shares. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. The Class B share structure was put in place to align MGM’s voting rights in MGP with its economic interest in the Operating Partnership. As further described below, MGM will no longer be entitled to the voting rights provided by the Class B share if MGM and its controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%.

Business

We generate all of our revenue by leasing all of our properties owned by a wholly owned subsidiary of the Operating Partnership (the “Landlord”) to a subsidiary of MGM (the “Tenant”) pursuant to a long-term triple-net master lease agreement (the “Master Lease”). Upon consummation of MGP’s initial public offering, the Tenant was obligated to pay us approximately $550.0 million of rent under the Master Lease for the first lease year. As a result of the Borgata and MGM National Harbor Transactions and the first 2% fixed annual rent escalator that went into effect on April 1, 2017, the Tenant's annual rent payment under the Master Lease increased to $756.7 million. The Tenant’s performance and payments under the Master Lease are guaranteed by MGM. Certain of MGM’s operating and other subsidiaries directly hold Operating Partnership units collectively comprising a majority economic interest in, and participate in distributions made by, the Operating Partnership.

Our portfolio consists of premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas. Our properties include six large-scale entertainment and gaming-related properties located on the Las Vegas Strip (the “Strip”): Mandalay Bay, The Mirage, Monte Carlo, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment complex located between New York-New York and Monte Carlo which opened in April 2016. Outside of Las Vegas, we also own five market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, Borgata in Atlantic City, New Jersey, and MGM National Harbor in Prince George's County, Maryland. In the future, we plan to explore opportunities to expand by acquiring similar properties as well as strategically targeting a broader universe of real estate assets within the entertainment, hospitality and leisure industries.

Overview of MGM

The Tenant is a wholly owned subsidiary of MGM, and MGM guarantees the Tenant’s performance and payments under the Master Lease. MGM formed MGP in order to optimize MGM’s real estate holdings and establish a growth-oriented public real estate entity that will benefit from its relationship with MGM and is expected to generate reliable and growing quarterly cash distributions on a tax-efficient basis. MGM is a premier operator of a portfolio of well-known destination resort brands.

MGM has significant holdings in gaming, hospitality and entertainment with current ownership or operating interests in a high quality portfolio of casino resorts with approximately 50,000 hotel rooms, 27,000 slot machines and 1,900 table games on a combined basis as of December 31, 2017 including our properties, Bellagio, MGM Grand, MGM Macau and MGM’s unconsolidated affiliates. MGM owns an approximately 56% interest in MGM China Holdings Limited, a publicly traded company listed on the Hong Kong Stock Exchange, which owns the MGM Macau resort and casino and MGM Cotai, which opened in February 2018. MGM is currently in the process of developing MGM Springfield in Massachusetts, which is expected to be completed in the third quarter of 2018.

Overview of the Master Lease

The Master Lease has an initial lease term of ten years beginning on April 25, 2016 (other than with respect to MGM National Harbor, as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The Master Lease provides that any extension of its term must apply to all of the properties under the Master Lease at the time of the extension. The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent, ensuring that the cash flows associated with our Master Lease will remain relatively predictable for the duration of its term. Additionally, the Master Lease provides us with a right of first offer with respect to MGM’s development property located in Springfield, Massachusetts, which we may exercise should MGM elect to sell the property in the future (the “ROFO Property”).

On August 1, 2016, Borgata was added to the existing Master Lease between the Landlord and the Tenant. As a result, the initial annual rent amount under the Master Lease increased by $100.0 million to $650.0 million, prorated for the remainder of the first lease year after the Borgata Transaction.

On October 5, 2017, MGM National Harbor was added to the existing Master Lease between the Landlord and the Tenant. As a result, the annual rent amount under the Master Lease increased to $756.7 million, prorated for the remainder of the 2017 lease year. In connection with this transaction, the Master Lease was amended to provide that the initial term with respect to MGM National Harbor ends on August 31, 2024. Thereafter, the initial term of the Master Lease with respect to MGM National Harbor may be renewed at the option of the Tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the Master Lease or the next renewal term (depending on whether MGM elects to renew the other properties under the Master Lease in connection with the expiration of the initial ten-year term). If, however, the Tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the Master Lease, the Tenant would also lose the right to renew the Master Lease with respect to the rest of the properties when the initial ten-year lease term ends related to the rest of the properties in 2026.

Rent under the Master Lease consists of a “base rent” component (the “Base Rent”) and a “percentage rent” component (the “Percentage Rent”). For the first lease year, the Base Rent represented 90% of the initial annual rent amount under the Master Lease, or an annual rate of $585.0 million following the Borgata Transaction, and the Percentage Rent represented 10% of the initial annual rent amount under the Master Lease, or an annual rate of $65.0 million following the Borgata Transaction. Following the MGM National Harbor Transaction in October 2017 and the fixed annual rent escalator of 2% that went into effect in April 2017, the Base Rent increased to $682.2 million and the Percentage Rent increased to $74.5 million pro-rated for the second lease year. The Base Rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the MGM operating subsidiary sublessees of our Tenant (such sublessees, collectively, the “Operating Subtenants”), collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their adjusted net revenue from the leased properties subject to the Master Lease (excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, certain reimbursed costs). The Percentage Rent is a fixed amount for approximately the first six lease years and will then be adjusted every five years based on the average annual adjusted net revenues of our Tenant and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease at such time for the trailing five-calendar-year period (calculated by multiplying the average annual adjusted net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, certain reimbursed costs for the trailing five-calendar-year period by 1.4%). The Master Lease includes covenants that impose ongoing reporting obligations on the Tenant relating to MGM’s financial statements which, in conjunction with MGM’s public disclosures to the Securities and Exchange Commission (“SEC”) gives us insight into MGM’s financial condition on an ongoing basis. The Master Lease also requires MGM, on a consolidated basis with the Tenant, to maintain an EBITDAR to rent ratio (as described in the Master Lease) of 1.10:1.00.

Overview of Management and Governance

We have a dedicated, experienced management team with extensive experience in the gaming, lodging and leisure industry. This leadership team is bolstered by a board of directors that includes independent directors.

Our operating agreement provides that whenever a potential conflict of interest exists or arises between MGM or any of its affiliates (other than the Company and its subsidiaries), on the one hand, and the Company or any of its subsidiaries, on the other hand, any resolution or course of action by our board of directors in respect of such conflict of interest shall be conclusively deemed to be fair and reasonable to the Company if it is (i) approved by a majority of a conflicts committee which consists solely of independent directors (which we refer to as “Special Approval”) (such independence determined in accordance with the New York Stock Exchange’s listing standards, the standards established by the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors and certain additional independence requirements in our operating agreement), (ii) determined by our board of directors to be fair and reasonable to the Company or (iii) approved by the affirmative vote of the holders of at least a majority of the voting power of the outstanding voting shares (excluding voting shares owned by MGM and its affiliates); provided, however, that our operating agreement provides that any transaction, individually or in the aggregate, over $25 million between MGM or any of its affiliates (other than the Company and its subsidiaries), on the one hand, and the Company or any of its subsidiaries, on the other hand, shall be permitted only if (i) Special Approval is obtained or (ii) such transaction is approved by the affirmative vote of the holders of at least a majority of the voting power of the outstanding voting shares (excluding voting shares owned by MGM and its affiliates).

Our Properties

The following table summarizes certain features of our properties, all as of December 31, 2017. Our properties are diversified across a range of primary uses, including gaming, hotel, convention, dining, entertainment, retail and other resort amenities and activities.

	Location	Hotel Rooms		Approximate Acres		Approximate Casino Square Footage	Approximate Convention Square Footage
Las Vegas
Mandalay Bay	Las Vegas, NV	4,752	(1)	124		155,000	2,121,000	(2)
The Mirage	Las Vegas, NV	3,044		77		93,000	170,000
New York—New York	Las Vegas, NV	2,024		20		81,000	31,000
Luxor	Las Vegas, NV	4,397		58		101,000	20,000
Monte Carlo	Las Vegas, NV	2,992		21		90,000	77,000
Excalibur	Las Vegas, NV	3,981		51		93,000	25,000
The Park	Las Vegas, NV	—		3		—	—
Subtotal		21,190		354		613,000	2,444,000
Regional Properties
MGM Grand Detroit	Detroit, MI	400		24		127,000	30,000
Beau Rivage	Biloxi, MS	1,740		26	(3)	81,000	50,000
Gold Strike Tunica	Tunica, MS	1,133		24		48,000	17,000
Borgata	Atlantic City, NJ	2,767		37	(4)	160,000	88,000
MGM National Harbor	Prince George's County, MD	308		23	(5)	123,000	50,000
Subtotal		6,348		134		539,000	235,000
Total		27,538		488		1,152,000	2,679,000

(1)	Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel, both of which are located at our Mandalay Bay property.

(2)	Includes 26,000 square feet at the Delano and 30,000 square feet at the Four Seasons, both of which are located at our Mandalay Bay property.

(3)	Ten of the 26 acres at Beau Rivage are subject to a tidelands lease.

(4)	Eleven of the 37 acres at Borgata are subject to ground leases.

(5)	All 23 acres at MGM National Harbor are subject to ground lease.

Competition

We compete with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors – Risks Related to Our Business and Operations – Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the remaining ROFO Property) may be unsuccessful or fail to meet our expectations.”

Segment and Geographic Financial Information

The Company’s real estate properties are similar to one another in that they consist of large-scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail, are held by a subsidiary of the Operating Partnership, have similar economic characteristics and are governed under a single Master Lease. As such, our properties are reported as one reportable segment.

The Company’s real estate properties are all located domestically in the United States with the majority being located in Las Vegas, Nevada.

Please see the accompanying combined and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for financial information about the Company's sole reportable segment, including net income and total assets.

Environmental Regulations and Potential Liabilities

Government Regulation Relating to the Environment.    Many laws and governmental regulations relating to the environment are applicable to our properties, and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Costs related to environmental compliance. As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. Although we do not operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties.

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

Pursuant to the Master Lease, any liability arising from or relating to environmental liabilities arising from the businesses and operations located at MGM's real property holdings prior to our initial public offering is retained by the Tenant and the Tenant has indemnified us (and our subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. There can be no assurance that the Tenant will be able to fully satisfy its indemnification obligations, or that MGM will be able to fully satisfy its obligations pursuant to its guarantee. Moreover, even if we ultimately succeed in receiving from the Tenant or MGM any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from the Tenant or MGM.

Intellectual Property

In connection with the Formation Transactions, we entered into a royalty-free intellectual property rights license agreement (the "IP License Agreement") with MGM pursuant to which we will have the right to use "MGM" in the corporate names of our company and our subsidiaries without royalties for up to 50 years. Pursuant to the IP License Agreement, we will also have the right to use the "MGM" mark and the "MGM" logo in our advertising materials without royalties for up to 50 years. We are reliant on MGM to maintain and protect its intellectual property rights and we could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting the licensed intellectual property or brand names used in the operation of the properties.

Corporate Information

MGP is a limited liability company that was formed in Delaware on October 23, 2015. MGP elected on its 2016 U.S. federal income tax return for its taxable year ended December 31, 2016 to be taxed as a REIT and intends to continue to qualify to do so. The Operating Partnership is a Delaware limited partnership that was formed on January 6, 2016. Our principal offices are located at 1980 Festival Plaza Drive, Suite 750, Las Vegas, Nevada 89135 and our main telephone number is (702) 669-1480.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the timing and amount of any future dividends and our ability to acquire additional properties, including the ROFO Property, in the future.

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

•	We depend on our properties leased to MGM for all of our anticipated cash flows.

•	We may not be able to re-lease our properties following the expiration or termination of the Master Lease.

•
MGP's sole material assets are Operating Partnership units representing 26.6% of the ownership interests in the Operating Partnership, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.

•	The Master Lease restricts our ability to sell our properties.

•	We will have future capital needs and may not be able to obtain additional financing on acceptable terms.

•	Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

•	Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.

•	We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

•	Because a majority of our major gaming resorts are concentrated on the Strip, we are subject to greater risks than a company that is more geographically diversified.

•
Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the remaining ROFO Property) may be unsuccessful or fail to meet our expectations.

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

•
If MGP fails to remain qualified to be taxed as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations.

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

Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Employees of the Registrants

We are managed by an executive management team. As of December 31, 2017, we employed three other employees aside from our executive management team. MGM has agreed to provide MGP and its subsidiaries with financial, administrative and operational support services pursuant to a corporate services agreement (the “Corporate Services Agreement”), including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services, and various other support services. The Corporate Services Agreement provides that the Operating Partnership will reimburse MGM for all costs MGM incurs directly related to providing such services.

The following table sets forth, as of March 1, 2018, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James C. Stewart	52	Chief Executive Officer
Andy H. Chien	42	Chief Financial Officer and Treasurer

Mr. Stewart has been employed as the Chief Executive Officer of MGP and the Operating Partnership since our initial public offering in April 2016. Prior to joining MGP, Mr. Stewart served as a Managing Director of Greenhill & Co., Inc. from 2009 to 2016, during which time he founded their Los Angeles Office and was responsible for the Gaming, Lodging and Leisure sector. From 2006 to 2009, Mr. Stewart was a Managing Director of UBS Investment Bank and served as Co-Head of the Los Angeles Office and was responsible for the Gaming and Leisure sector. Mr. Stewart worked in Morgan Stanley’s New York and Los Angeles offices from 1992 to 2005, advising on a number of significant gaming industry, real estate and other transactions and rising from Associate to Managing Director. Mr. Stewart started his career as a financial analyst at Salomon Brothers Inc. from 1988 to 1990. Mr. Stewart earned his Master of Business Administration with distinction from the Tuck School of Business at Dartmouth College, where he was named an Amos Tuck Scholar, and his Bachelor of Commerce from the University of Calgary.

Mr. Chien has been employed as the Chief Financial Officer and Treasurer of MGP and the Operating Partnership since our initial public offering in April 2016. Mr. Chien has over 13 years of experience in strategic and financial analysis across debt, equity and mergers and acquisitions for REITs and gaming, lodging and leisure companies. Prior to joining MGP, Mr. Chien worked at Greenhill & Co., Inc. from 2009 to 2016, most recently serving as a Managing Director. Prior to that, Mr. Chien served as a Director at UBS Investment Bank in Los Angeles, where he worked from 2004 to 2009 and was focused on real estate, gaming, lodging and leisure. Mr. Chien’s previous experience includes various roles at Citigroup/Salomon Smith Barney, Commerce One and Intel Corporation. Mr. Chien earned his Master of Business Administration from the Anderson School at UCLA, and his Bachelor of Science in Engineering, summa cum laude, from the University of Michigan.

Available Information

We maintain a website at www.mgmgrowthproperties.com that includes financial and other information for investors. We provide access to our the Securities and Exchange Commission (“SEC”) filings, including filings made by the Operating Partnership and our joint Annual Report on Form 10-K and Quarterly Reports on Form 10-Q (including related filings in XBRL format), filed and furnished current reports on Form 8-K, and amendments to those reports on our website, free of charge, through a link to the SEC’s EDGAR database. Through that link, our filings are available as soon as reasonably practicable after we file or furnish the documents with the SEC.

These filings are also available on the SEC’s website at www.sec.gov. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Reference in this document to our website address does not incorporate by reference the information contained on the website into this Annual Report on Form 10-K.

The historical audited and unaudited financial statements of MGM (which are not incorporated by reference herein), which is the parent and guarantor of our significant lessee, have been filed with the SEC and are available on the SEC's website at www.sec.gov.

ITEM 1A.	RISK FACTORS

You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below. Please refer to the section entitled “Cautionary Statement Concerning Forward-Looking Statements.”

Risks Related to Our Business and Operations

•
We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations. A subsidiary of MGM is the Tenant and lessee of all of the properties pursuant to the Master Lease, which accounts for all of our revenues. Additionally, because the Master Lease is a triple-net lease, we depend on the Tenant to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that the Tenant will have sufficient assets, income or liquidity to satisfy its payment obligations under the Master Lease, including any payment obligations that may arise in connection with the indemnities under the Master Lease, or that MGM will be able to satisfy its guarantee of the Tenant’s obligations under the Master Lease. Furthermore, there can be no assurance that we will have the right to seek reimbursement against an insurer or have any recourse against the Tenant or MGM in connection with such liabilities. The Tenant and MGM rely on the properties they own and/or operate for income to satisfy their obligations, including their debt service requirements and lease payments due to us under the Master Lease. If income from these properties were to decline for any reason, or if the Tenant’s or MGM’s debt service requirements were to increase, whether due to an increase in interest rates or otherwise, the Tenant may become unable or unwilling to satisfy its payment obligations under the Master Lease and MGM may become unable or unwilling to make payments under its guarantee of the Master Lease. If the Tenant were unable or unwilling to meet its rent obligations and other obligations for one or more of the properties, there can be no assurances that we would be able to contract with other lessees on similar terms as the Master Lease or at all. The inability or unwillingness of the Tenant to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial position or results of operations, including our ability to pay distributions to our shareholders as required to maintain our status as a REIT. For these reasons, if the Tenant or MGM were to experience a material adverse effect on their respective business, financial positions or results of operations, our business, financial position or results of operations could also be materially adversely affected.

Due to our dependence on rental payments from the Tenant or from MGM (pursuant to its guarantee) as our only source of revenues, we may be limited in our ability to enforce our rights under the Master Lease or to terminate the Master Lease. In addition, we may be limited in our ability to enforce our rights under the Master Lease because it is a unitary lease and does not provide for termination with respect to individual properties by reason of the default of the Tenant. While we believe that the Tenant will have an interest in complying with the terms of the Master Lease as a result of MGM’s continuing economic interest in our Operating Partnership subsidiary, failure by the Tenant to comply with the terms of the Master Lease or to comply with the gaming regulations to which the properties under the Master Lease are subject could require us to find another lessee for all of the properties under the Master Lease. During this period, there could be a decrease or cessation of rental payments by the Tenant. In such event, we may be unable to locate a suitable lessee at similar rental rates in a timely manner or at all, which could have the effect of reducing our rental revenues.

•
We depend on the properties leased to MGM for all of our anticipated cash flows. Unless and until we acquire additional properties, we will depend on properties operated by subsidiaries of MGM, for all of our anticipated cash flows. We may not immediately acquire other properties to further diversify and increase our sources of cash flow and reduce our portfolio concentration. Any default with regard to any property under the Master Lease will cause a default with regard to the entire portfolio covered by the Master Lease. Consequently, the impairment or loss of any one or more of our properties could materially and disproportionately reduce our ability to collect rent under the Master Lease and, as a result, have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our shareholders.

•
We may not be able to re-lease our properties following the expiration or termination of the Master Lease. When the Master Lease expires, the properties, together or individually, may not be relet in a timely manner or at all, or the terms of reletting, including the cost of allowances and concessions to future tenants, including MGM or its subsidiaries, may be less favorable than the current lease terms. The loss of the Tenant, or future tenants on acquired properties, through lease expiration or other circumstances may require us to spend (in addition to other reletting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses.

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

•
We may have assumed, and in the future may assume, unknown liabilities in connection with acquisitions. As part of the Formation Transactions, the Borgata Transaction, and the MGM National Harbor Transaction we acquired properties that may be subject to unknown existing liabilities. These liabilities might include liabilities for clean-up or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with the contributed properties, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While the Master Lease will allocate responsibility for many of these liabilities to the Tenant under the Master Lease, if the Tenant fails to discharge these liabilities, we could be required to do so. Additionally while in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited. There can be no assurance that we will be entitled to any such reimbursement or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

•
MGP's sole material assets are Operating Partnership units representing 26.6% of the ownership interests in the Operating Partnership, over which MGP has operating control through its ownership of the Operating Partnership's general partner. Because MGP's interest in the Operating Partnership represents its only cash-generating asset, its cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to MGP. MGP is a holding company whose sole material assets are Operating Partnership units representing 26.6% of the ownership interests in the Operating Partnership and its ownership interest in the general partner of the Operating Partnership. The source of MGP's earnings and operating cash flow consists exclusively of cash distributions from the Operating Partnership. Therefore, MGP's ability to make distributions to its Class A shareholders is completely dependent on the performance of the Operating Partnership and its ability to distribute funds to MGP. The Operating Partnership’s partnership agreement requires it to distribute to MGP all or such portion of its available cash each quarter as determined by the general partner. The general partner, MGP's wholly owned subsidiary, intends to cause the Operating Partnership to make such distributions and retain such cash reserves to provide for the proper conduct of its business, to enable it to make distributions to MGP so that MGP can make distributions to its Class A shareholders, or to comply with applicable law or any of the Operating Partnership’s debt or other agreements.

To the extent that MGP needs funds, and the Operating Partnership is restricted from making such distributions pursuant to the terms of the agreements governing its debt or under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect MGP's liquidity and financial condition. The earnings from, or other available assets of, the Operating Partnership may not be sufficient to make distributions or loans to MGP to enable MGP to make distributions on its Class A shares, taxes and other expenses.

•
The Master Lease restricts our ability to sell the properties. Our ability to sell or dispose of the properties may be hindered by the fact that such properties are subject to the Master Lease, as the terms of the Master Lease may make such properties less attractive to a potential buyer than alternative properties that may be for sale. In addition, the Master Lease provides that we may not sell the properties to certain competitors of MGM, limiting the number of potential purchasers of our properties for as long as the properties are subject to the Master Lease.

•
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

•
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

Gaming authorities may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards. If we are required to be found suitable and are found suitable as a landlord, we will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us, we:

•	pay that person any distribution or interest upon any of our voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•
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

•
We will have future capital needs and may not be able to obtain additional financing on acceptable terms. As of December 31, 2017, we have outstanding indebtedness in principal amount of $4.0 billion. We may also incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly acquired properties or for general corporate or other purposes. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay distributions, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit the Operating Partnership’s and MGP's operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. Further, to the extent we were required to incur indebtedness, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

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

•
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes and our other debt. We have a significant amount of indebtedness. As of December 31, 2017, we and our subsidiaries on a consolidated basis had $4.0 billion principal amount of debt and $600 million available for borrowing under our revolving credit facility. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•
require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that are not as highly leveraged;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•
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

•
Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the remaining ROFO Property) may be unsuccessful or fail to meet our expectations. We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives, particularly if the properties or assets we are seeking to acquire are owned or operated by competitors of MGM. Additionally, although our Master Lease provides us with a right of first offer with respect to the remaining ROFO Property, there can be no assurance that MGM's development property in Springfield, Massachusetts will be completed on schedule, or at all, or as to the timing of its commencement of operations or when operations at the ROFO Property will stabilize in order for us to consider a purchase of this asset. In addition, MGM may elect not to sell the ROFO Property in the future, or we may be unable to reach an agreement with MGM on the terms of the purchase of such property if MGM were to elect to sell the ROFO Property in the future. Accordingly, there can be no assurance that we will be able to acquire any additional properties in the future.

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

Further, even if we were able to acquire additional properties in the future, including our recent acquisition of the real estate assets of MGM National Harbor and, in the future, the remaining ROFO Property, there is no guarantee that such properties would be able to maintain their historical performance, or that we would be able to realize the same margins from those properties as the previous owners. In addition, our financing of these acquisitions could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of substantial new equity, which would be dilutive to existing shareholders. In addition, we cannot assure you that we will be successful in implementing our growth strategy or that any expansion will improve operating results. The failure to identify and acquire new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on us and our ability to make distributions to our shareholders.

•
Required regulatory approvals can delay or prohibit future leases or transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties. MGM (and any future tenants of our gaming properties) will be required to be licensed under applicable law in order to operate any of our gaming properties as gaming facilities. If the Master Lease or any future lease agreements we may enter into are terminated (which could be required by a regulatory agency) or expire, any new tenant must be licensed and receive other regulatory approvals to operate the properties as gaming facilities. Any delay in or inability of the new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which we are unable to collect the applicable rent. Further, in the event that the Master Lease or future agreements are terminated or expire and a new tenant is not licensed or fails to receive other regulatory approvals, the gaming properties may not be operated as gaming facilities and we will not be able to collect the applicable rent. Moreover, we may be unable to transfer or sell the affected properties as gaming properties, which would adversely impact our financial condition and results of operation.

•
Our operating agreement restricts the ownership and transfer of MGP's outstanding Class A shares, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company. In order for MGP to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which it elects to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own MGP's shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Also, subject to limited exceptions, neither we nor an actual or constructive owner of 10% or more (by value) of our shares may actually or constructively own 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of the tenant. Any tenant that exceeds such ownership limits is referred to as a related party tenant, and rent from a related party tenant generally will not qualify under the REIT income tests.

MGP's operating agreement, with certain exceptions, authorizes the board of directors to take such actions as are necessary and desirable to preserve MGP's qualification as a REIT. MGP's operating agreement also provides, subject to certain exceptions, that no person may beneficially or constructively own more than 9.8% in value or in number, whichever is more restrictive, of any class of MGP's shares (other than the Class B share) or 9.8% of the value of the aggregate outstanding shares of all classes and series of MGP's shares. The constructive ownership rules are complex and may cause shares owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our shares or otherwise be in the best interests of our shareholders. The acquisition of less than 9.8% of our shares by an individual or entity could cause that individual or entity to own beneficially or constructively in excess of 9.8% in value of our outstanding shares, and thus violate our operating agreement’s ownership limit.

Any attempt to own or transfer MGP's shares in violation of these restrictions may result in the transfer being automatically void. MGP's operating agreement also provides that shares acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of one or more designated charitable beneficiaries to be subsequently sold by the trust, and that any person who acquires our shares in violation of the ownership limit will not be entitled to any distributions on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well.

•
Any mechanic’s liens incurred by the Tenant or the Operating Subtenants will attach to, and constitute liens on, our interest in the properties. To the extent the Tenant or the Operating Subtenants make any improvements, these improvements could cause mechanic’s liens to attach to our properties. To the extent that mechanic’s liens, or similar claims, are recorded against any of the properties or any properties we may acquire in the future, the holders of such mechanic’s liens or claims may enforce them by court action and courts may cause the applicable properties or future properties to be sold to satisfy such liens or claims, which could negatively impact our revenues, results of operations and our distributions to shareholders. Further, holders of such liens or claims could have priority over MGP's Class A shareholders in the event of bankruptcy or liquidation, and as a result, a trustee in bankruptcy may have difficulty realizing or foreclosing on such properties in any such bankruptcy or liquidation, and the amount of distributions MGP's Class A shareholders could receive in such bankruptcy or liquidation could be reduced.

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

•
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

•
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

•
Our dividend yield could be reduced if we were to sell any of our properties in the future. If we elect to sell one or more of the properties in the future, our results of operations could decrease, which could result in a lower level of distributions to our unitholders and shareholders than we made prior to such sale or sales. If our distributions were to decrease, the effective dividend yield of MGP's Class A shares (i.e., the yield as a percentage of the then-market price of MGP's Class A shares) could subsequently decrease as well, which could have a material adverse effect on the market price of MGP's Class A shares.

•
An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of MGP's Class A shares. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations. This increased cost could make the financing of any acquisition more costly, as well as lower future period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Further, the dividend yield on MGP's Class A shares, as a percentage of the price of such shares, will influence the price of such shares. Thus, an increase in market interest rates may lead prospective purchasers of MGP's Class A shares to expect a higher dividend yield, which would adversely affect the market price of MGP's Class A shares.

•
The Tenant may choose not to renew the Master Lease or seek to renegotiate the terms of the Master Lease at each renewal term. The Master Lease generally has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter (other than with respect to MGM National Harbor, as described below), solely at the option of the Tenant. The initial term of the Master Lease with respect to MGM National Harbor ends on August 31, 2024. Thereafter, the initial term of the Master Lease with respect to MGM National Harbor may be renewed at the option of the Tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the Master Lease or the next renewal term (depending on whether MGM elects to renew the other properties under the Master Lease in connection with the expiration of the initial ten-year term). If, however, the Tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the Master Lease, the Tenant would also lose the right to renew the Master Lease with respect to the rest of the properties when the initial ten-year lease term related to the rest of the properties ends in 2026. At the expiration of any additional renewal term thereafter, the Tenant may choose not to renew the Master Lease or seek to renegotiate the terms of the Master Lease. If the Master Lease expires without renewal, or the terms of the Master Lease are modified in a way which is adverse to us, our results of operations and our ability to maintain previous levels of distributions to unitholders and shareholders may be adversely affected.

•
We may be required to contribute insurance proceeds with respect to casualty events at our properties to the lenders under our debt financing agreements. In the event that we were to receive insurance proceeds with respect to a casualty event at any of our properties, we may be required under the terms of our debt financing agreements to contribute all or a portion of those proceeds to the repayment of such debt, which may prevent us from restoring such properties to their prior state. If the remainder of the proceeds (after any such required repayment) were insufficient to make the repairs necessary to restore the damaged properties to a condition substantially equivalent to its state immediately prior to the casualty, we may not have sufficient liquidity to otherwise fund these repairs and may be required to obtain additional financing, which could have a material adverse effect on our business, financial position or results of operations.

•
There can be no assurance that we will be able to make distributions to our unitholders and Class A shareholders or maintain our anticipated level of distributions over time. We will determine future distributions based on a number of factors, including, among other things, our operating results, our financial condition, especially in relation to our anticipated future capital needs, our then-current expansion plans, the distribution requirements for REITs under the Code, and other factors our board deems relevant. For example, if the Tenant were unable to make rental payments under the Master Lease and MGM were unable to fulfill its obligations under its guarantee, our ability to make distributions would be materially impaired. Our ability to make distributions to our unitholders and Class A shareholders, to maintain our anticipated level of distributions over time, and the timing, amount and composition of any future distributions will be at the sole discretion of our board in light of conditions then existing. Consequently, there can be no assurance that we will ever be able to make distributions at the anticipated distribution rate or be able to maintain our anticipated distribution rate over time, and any change in our distribution policy could have a material adverse effect on the market price of our Class A shares.

•
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

MGP's operating agreement does, among other things:

•	provide majority voting rights to the holder of MGP's outstanding Class B share;

•	provide that any merger, consolidation, conversion, sale or other disposition of our assets requires approval of our board of directors;

•	require advance notice for our shareholders to nominate candidates for election to our board of directors or to propose business to be considered by our shareholders at a meeting of our shareholders;

•	allow us to issue additional securities, including, but not limited to, preferred shares, without approval by our shareholders;

•	allow the board of directors to amend the operating agreement without the approval of the shareholders except under certain specified circumstances;

•
require that (subject to certain exceptions) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the aggregate value or number (whichever is more restrictive) of any class of MGP's shares (other than MGP's Class B share) or more than 9.8% in value of the aggregate outstanding shares of all classes and series of MGP's shares; and

•	limit the ability of our shareholders to call special meetings of our shareholders or to act by written consent.

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

•
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

•
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

•
We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense. While the Master Lease requires, and any new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the Tenant, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that are or will be subject to sublimits and may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

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

•
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

•
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

•
Certain properties are subject to restrictions pursuant to reciprocal easement agreements, operating agreements, or similar agreements. Many of the properties are, and properties that we acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements that could adversely affect our ability to lease space to third parties. Such restrictions could include, for example, limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties; limitations affecting parking requirements; or restrictions on exterior or interior signage or facades. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding or redeveloping. Failure to secure such consents when necessary may harm our ability to execute leasing strategies, which could adversely affect our business, financial condition or results of operations.

•
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

In addition, the Master Lease allows the Tenant to elect to remove a property from the Master Lease following certain casualty or condemnation events. If the insurance proceeds received in such a casualty event are insufficient to restore the affected property, responsibility for the shortfall of insurance proceeds will be allocated between the Landlord and the Tenant as set forth in the Master Lease. If the condemnation award received in such a condemnation event is insufficient to restore the affected property, the shortfall in the condemnation award will be borne entirely by the Landlord. In either event, there can be no assurance that we would have access to sufficient funds to restore the affected property. Even if we are able to restore the affected property, we could be limited to selling or leasing such property to a new tenant in order to obtain an alternate source of revenue, which may not happen on comparable terms or at all. Any such removal also could lead to a reduction in the amount of rent we would receive under the Master Lease and negatively impact our revenues.

•
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

•
The operation of our properties will require, and the operation of properties acquired in the future (including the ROFO Property we may acquire) will likely require, the use of certain brand names. The operation of our properties requires the use of certain brand names, and the terms of the Master Lease do not require the Tenant, MGM or any of its subsidiaries to transfer any intellectual property rights associated with any casino resort to us or to potential new tenants. If the Tenant or another subsidiary of MGM were to cease being the tenant of the properties, we or a successor tenant may be required to rebrand and/or renovate such properties at substantial cost. If we are unable to successfully manage the transition of our business to new brands in order to accommodate future tenants, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, in connection with the Formation Transactions, we entered into the royalty-free IP License Agreement with MGM pursuant to which we will have the right to use “MGM” in the corporate names of our company and our subsidiaries without royalties for up to 50 years. Pursuant to the IP License Agreement, we will also have the right to use the “MGM” mark and the “MGM” logo in our advertising materials without royalties for up to 50 years. We are reliant on MGM to maintain and protect its intellectual property rights and we could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting the licensed intellectual property or brand names used in the operation of the properties. When our right to use the MGM brand name and logo expires under the terms of the IP License Agreement, or if such agreement is terminated earlier due to a breach or otherwise, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to our new brand, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
We have engaged and may engage in hedging transactions that may limit gains or result in losses. We have used derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2017, we have aggregate interest rate swap agreements covering $1.2 billion of borrowings under the Operating Partnership's term loan B facility. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

Risks Related to Our Affiliation with MGM

•
We are controlled by MGM, whose interests in our business may conflict with ours or yours. MGP's Class B share, representing a majority of the voting power of its shares, is owned by MGM, whose interests may differ from or conflict with the interests of MGP's other shareholders. MGM has the ability to exercise control over MGP's affairs, including control over the outcome of all matters submitted to MGP's shareholders for approval, including the election of directors and significant transactions. MGM will also have the power to prevent or cause a change in control as a result of its beneficial ownership of MGP's Class B share, which could, among other things, discourage a potential acquirer from attempting to obtain control of MGP in a manner that provides a control premium to any shareholders other than MGM. Moreover, in such a change of control, shareholders are not entitled to dissenters’ rights of appraisal under our operating agreement or applicable Delaware law. As a result, unless and until MGM and its controlled affiliates’ (excluding us and our subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%, MGM will be able to effectively control us.

It is possible that MGM’s interests may, in some circumstances, conflict with your interests as a shareholder. For example, MGM may prevent us from selling properties if such sales would result in unfavorable tax allocations to MGM under Section 704(c) of the Code, which would require allocations to be made to MGM upon a transfer of any properties contributed by it to the Operating Partnership on account of the difference between the fair market value of those properties and their adjusted tax basis on the date that MGM contributed such properties, even if such a sale would be advantageous to MGP. In addition, because of our dual class structure, MGM will continue to be able to elect MGP's board of directors and control all matters submitted to MGP's shareholders for approval even though it does not own any Class A shares. This concentrated control will limit the ability of shareholders to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial, which could adversely affect the market price of MGP's Class A shares.

Various conflicts of interest between MGM and us could arise. Some of MGP's directors may own more stock in MGM than in our company. Ownership interests of officers and directors of MGM in MGP's shares, or a person’s service as either an officer or director of both companies, could create or appear to create potential conflicts of interest when those officers and directors are faced with decisions that could have different implications for MGM and us. Potential conflicts of interest could also arise if we enter into any new commercial arrangements with MGM while it maintains control through the Class B share. Furthermore, our ability to lease our properties to or acquire properties from companies other than MGM or its affiliates in the future could be limited. In particular, we are prevented from selling or leasing our properties or interests in the Operating Partnership or the Landlord to competitors of MGM. Our operating agreement provides that MGM has no duty to refrain from engaging in the same or similar business activities or lines of business, doing business with any of our customers or employing or otherwise engaging any of our directors, officers or employees, and MGM is not obligated to identify, acquire, or sell us any properties in the future.

Pursuant to the terms of MGP's operating agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to, among others, MGM and its affiliates and our directors or executive officers or any of their affiliates. Some of MGP's executive officers and directors may also serve as officers and directors of MGM. No such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any shareholder for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Therefore, MGM and its affiliates may compete with us for investment opportunities and may own an interest in entities that compete with us on an operations basis.

In connection with the Formation Transactions we entered into various agreements to govern our relationship with MGM. These agreements include, in addition to the Master Lease, MCA, Corporate Services Agreement, IP License Agreement and Registration Rights Agreement. Related agreements and other transactions with MGM were determined by MGM and thus may not be representative of what we have achieved on a stand-alone basis or from an unaffiliated third party.

•
We are dependent on MGM for the provision of administration services to our operations and assets. The operation of our business depends on the administration services provided by MGM, including, among others, accounting, financial reporting, human resources, information systems, tax and legal services. MGM’s personnel and support staff that provide services to us are not required to act exclusively for us, and no specific individuals are required to be provided to us by MGM. Any failure to effectively manage our operations or to implement our strategy could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•
MGP's operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of its directors, officers and others. MGP's operating agreement provides that its board of directors, in exercising its rights in its capacity as members of the board of directors, is entitled to consider only such interests and factors as they desire, including MGM’s interests, and has no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us and is not subject to any different standards imposed by our operating agreement, the Limited Liability Company Act of Delaware or under any other law, rule or regulation or in equity. Similarly, MGP's operating agreement provides that its officers, MGM and its affiliates and any other person eligible for indemnification under the terms of our operating agreement do not have any duties or liabilities, including fiduciary duties, to the fullest extent permitted by law, to us, any shareholder or any other person.

•
MGM has no obligation to fund our future capital needs. MGM has no obligation to fund our business and operations, and does not guarantee or otherwise provide credit support for our indebtedness. We cannot assure our unitholders and shareholders that adequate sources of funding will be available to us on favorable terms or at all. As a result, we may not be able to fund our future capital needs, which could have an adverse effect on our business, financial condition and results of operations.

•	If MGM engages in the same type of business we conduct, our ability to successfully operate and expand our business may be hampered. Our operating agreement provides that:

•	the doctrine of corporate opportunity, or any analogous doctrine, does not apply to, among others, MGM and its affiliates and our directors or executive officers or any of their affiliates;

•
no such persons or entities will have any duty to communicate or offer any opportunity, of which such person becomes aware, relating to a potential transaction, agreement, arrangement or other matter that may be an opportunity for such other persons;

•
no such persons or entities will be liable to such other persons for breach of any fiduciary duty or other duty by reason of the fact that such person pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to such other persons or entities; and

•	MGM and its affiliates may compete with us for investment opportunities and may own an interest in entities that compete with us on an operations basis.

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

•
MGM may undergo a change of control without the consent of us or of our unitholders and shareholders. MGM is not required to seek our consent or the consent of our shareholders in connection with a change of control involving MGM, and accordingly, MGM’s controlling interest in us may become controlled by a new owner of MGM in the event of such change of control. If a new owner were to acquire MGM and thereby acquire MGM’s interest in us, and appoint new directors or officers of its own choosing, it would be able to exercise substantial influence over our policies and procedures and exercise substantial influence over our management and the types of acquisitions that we make. Such changes could result in our capital being used to make acquisitions that are substantially different from our targeted acquisitions. Additionally, we cannot predict with any certainty the effect that any change of control of MGM and transfer in MGM’s interest in us would have on the trading price of our shares or on our ability to raise capital or make investments in the future, because such matters would depend to a large extent on the identity of the new owner and the new owner’s intentions with regard to us. As a result, our future would be uncertain, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
We are a “controlled company” within the meaning of applicable stock market rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements that provide protection to shareholders of other companies. MGM owns more than 50% of the voting power of our outstanding shares entitled to vote generally in the election of directors, and we are a “controlled company” under applicable stock exchange corporate governance standards. As a controlled company, we intend to rely on exemptions from certain stock exchange corporate governance standards, including the requirements that:

•	the majority of our board of directors consists of independent directors;

•	we have a nominating and governance committee composed entirely of independent directors with a written operating agreement addressing the committee’s purpose and responsibilities; and

•	we have a compensation committee composed entirely of independent directors with a written operating agreement addressing the committee’s purpose and responsibilities.

•
We intend to rely on these exemptions, and, as a result, you will not have the same protections afforded to shareholders of companies that are subject to all of the stock exchange corporate governance requirements.

Risks Related to MGP's REIT Election and Status as a REIT

•
If MGP fails to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations. We intend to continue to operate in a manner that will allow MGP to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. We received opinions of Weil, Gotshal & Manges LLP (“REIT Tax Counsel”) that, commencing with our taxable year ended December 31, 2016, MGP was organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and MGP's proposed method of operations will enable it to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ended December 31, 2017 and subsequent taxable years. You should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service (“IRS”) or any court. The opinion of REIT Tax Counsel represents only the view of REIT Tax Counsel, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by MGM and us, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date issued. REIT Tax Counsel will have no obligation to advise MGM, us or the holders of our shares of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of REIT Tax Counsel and our qualification to be taxed as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by REIT Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Any failure to qualify to be taxed as a REIT, or failure to remain to be qualified to be taxed as a REIT, would have an adverse effect on our business, financial condition and results of operations.

•
Qualifying to be taxed as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and violations of these provisions could jeopardize our REIT qualification. Qualification to be taxed as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize MGP's REIT qualification. MGP's qualification to be taxed as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, MGP's ability to satisfy the requirements to qualify to be taxed as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence.

•
The ownership limits that apply to REITs, as prescribed by the Code and by our operating agreement, may inhibit market activity in our shares and restrict our business combination opportunities. In order for MGP to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares may be owned, beneficially or constructively, by five or fewer individuals, as defined in the Code to include certain entities, at any time during the last half of each taxable year after the first year for which MGP elects to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own MGP's shares during at least 335 days of a taxable year (other than the first taxable year for which it elects to be taxed as a REIT). Also, subject to limited exceptions, neither MGP nor an actual or constructive owner of 10% or more (by value) of its shares may actually or constructively own 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of the tenant. Any tenant that exceeds such ownership limits is referred to as a related party tenant, and rent from a related party tenant generally will not qualify under the REIT income tests. Subject to certain exceptions, MGP's operating agreement authorizes its board of directors to take such actions as are necessary and desirable to preserve its qualification to be taxed as a REIT. MGP's operating agreement also provides that, unless exempted by the board of directors in its sole discretion, no person may own more than 9.8% in value or in number, whichever is more restrictive, of any class of its shares (other than its Class B share) or 9.8% in value of the aggregate outstanding shares of all classes and series of its shares, including if repurchases by us cause a person’s holdings to exceed such limitations. The constructive ownership rules are complex and may cause Class A shares owned directly or constructively by a group of related individuals to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for our shares or otherwise be in the best interests of our shareholders.

•
Distributions payable by REITs qualify for a less favorable tax rate than the reduced tax rates available for some dividends. While distributions payable by REITs for tax years beginning after December 31, 2017 are eligible for a new 20% pass-through deduction pursuant to the Tax Act (as defined herein), the resultant net tax rate will generally be higher than the more favorable tax rates applicable to regular corporate qualified dividends. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including MGP's Class A shares.

•
REIT distribution requirements could adversely affect our ability to execute our business plan. To maintain REIT status, MGP must meet a number of organizational and operational requirements, including a requirement that it annually distributes to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends-paid deduction and including any net capital gains, MGP will be subject to U.S. federal corporate income tax on its undistributed net taxable income. In addition, MGP will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to Class A shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to Class A shareholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the value of our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of MGP's Class A shares.

•
To fund our growth strategy and refinance our indebtedness, we may depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all. To maintain REIT status, MGP must meet a number of organizational and operational requirements, including a requirement that it annually distributes to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. As a result of these requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, solely from operating cash flows. Consequently, we intend to rely on third-party capital market sources for debt or equity financing to fund our business strategy. In addition, we will likely need third-party capital market sources to refinance our indebtedness at maturity. Continued or increased turbulence in the United States or international financial markets and economies could adversely affect our ability to replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

•	the market’s perception of our growth potential;

•	our then-current levels of indebtedness;

•	our historical and expected future earnings, cash flows and cash distributions; and

•	the market price of MGP's Class A shares.

In addition, our ability to access additional capital may be limited by the terms of the indebtedness we have previously incurred, which may restrict our incurrence of additional debt. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt, which could have a material adverse effect on our business, financial condition and results of operations.

•
Even if MGP remains qualified to be taxed as a REIT, we may face other tax liabilities that reduce our cash flow. Even if MGP remains qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, although we currently have one taxable REIT subsidiaries (a “TRS”) that does not engage in any operating activities, in the future, we may hold some of our assets or conduct certain of our activities through one or more, to the extent we have an active TRS in the future, or other subsidiary corporations these entities will be subject to foreign, federal, state and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

•
Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities. To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing MGP's REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our unitholders and shareholders.

In addition to the asset tests set forth above, to qualify to be taxed as a REIT MGP must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to Class A shareholders and the ownership of MGP's Class A shares. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying to be taxed as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

•
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

•
If MGP fails to meet the REIT income tests as a result of receiving non-qualifying income, we would be required to pay a penalty tax in order to retain MGP's REIT status, or MGP may fail to qualify as a REIT. Certain income we receive could be treated as non-qualifying income for purposes of the REIT requirements. For example, rents we receive or accrue from the Tenant will not be treated as qualifying rent for purposes of these requirements if the Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the Master Lease is not respected as a true lease for U.S. federal income tax purposes, MGP may fail to qualify to be taxed as a REIT. Even if MGP has reasonable cause for a failure to meet the REIT income tests as a result of receiving non-qualifying income, we would nonetheless be required to pay a penalty tax in order to retain MGP's REIT status.

•
Legislative or other actions affecting REITs could have a negative effect on us. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors, our business plans or us. For instance, it is possible that future legislation could result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect MGP's ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.

Risks Related to MGP's Class A Shares

•
The market price and trading volume of our shares may be volatile. The market price of MGP's Class A shares may be volatile. In addition, the trading volume in MGP's Class A shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of MGP's Class A shares will not fluctuate or decline significantly in the future.

Some of these factors, many of which are beyond our control, could negatively affect the market price of MGP's Class A shares or result in fluctuations in the price or trading volume of MGP's Class A shares include:

•	actual or anticipated variations in our quarterly results of operations or distributions;

•	changes in our funds from operations or earnings estimates;

•	publication of research reports about us or the real estate or gaming industries;

•	changes in market interest rates that may cause purchasers of our shares to demand a different yield;

•	changes in market valuations of similar companies;

•	market reaction to any additional debt we may incur in the future;

•	additions or departures of key personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community about our company or industry or the economy in general;

•	the occurrence of any of the other risk factors presented in our periodic reports;

•	general market and economic conditions; and

•	enactment of legislation that could materially reduce or eliminate the tax advantages of REITs.

•
Our cash available for distribution to shareholders may not be sufficient to make distributions at expected levels, and we may need to borrow in order to make such distributions, make such distributions in the form of shares or may not be able to make such distributions in full. Distributions that we make are authorized and determined by MGP's board of directors in its sole discretion out of funds legally available therefor. While we anticipate maintaining relatively stable distribution(s) during each year, the amount, timing and frequency of distributions are at the sole discretion of MGP's board of directors and will be declared based upon various factors, including, but not limited to: future taxable income, limitations contained in debt instruments, debt service requirements, operating cash inflows and outflows including capital expenditures and acquisitions, limitations on our ability to use cash generated in the TRSs, if any, to fund distributions and applicable law.

For purposes of satisfying the minimum distribution requirement to qualify for and maintain REIT status, MGP's taxable income will be calculated without reference to our cash flow. Consequently, under certain circumstances, we may not have available cash to pay our required distributions, and we may need to increase our borrowings in order to fund our intended distributions, or we may distribute a portion of our distributions in the form of MGP's Class A shares, which could result in significant shareholder dilution, or in the form of our debt instruments. While the IRS has issued a revenue ruling treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes, no assurances can be provided that we would be able to structure such distributions in a manner that would meet the requirements of the revenue ruling. Therefore, it is unclear whether and to what extent we will be able to make taxable dividends payable in-kind. In addition, to the extent we were to make distributions that include MGP's Class A shares or debt instruments, a Class A shareholder will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such Class A shareholder.

•
Future offerings of debt and/or preferred equity securities, which may be senior to our shares for purposes of distributions or upon liquidation, could adversely affect the market price of MGP's Class A shares. In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred shares. If a liquidation event were to occur, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of MGP's Class A shares, or both. Holders of MGP's Class A shares are not entitled to preemptive rights or other protections against dilution. MGP's preferred shares, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of MGP's Class A shares. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of MGP's Class A shares and diluting their shareholdings in us.

•
Our earnings and cash distributions could affect the market price of MGP's Class A shares. MGP's Class A shares may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flows to shareholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of MGP's Class A shares. Our failure to meet market expectations with regard to future earnings and cash distributions could adversely affect the market price of MGP's Class A shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our portfolio consists of eleven premier destination resorts operated by MGM, including properties that we believe are among the world's finest casino resorts, and The Park in Las Vegas. As of December 31, 2017, all of the Company's properties were leased to the Tenant under the Master Lease, a triple-net operating lease.

The land and substantially all of the assets of our properties, other than MGM National Harbor, secure up to $2.1 billion in aggregate principal amount of the Operating Partnership's senior secured credit facility.

Please see "Item 1. Business" for further information pertaining to the Company’s properties.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, from time to time, the Company expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities with respect to MGP

Market Information

Our Class A shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “MGP.” Our shares have only been publicly traded since April 20, 2016. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of our Class A shares on the NYSE Composite Tape.

	2017		2016
	High	Low	High		Low
First Quarter	$27.05	$24.82	N/A		N/A
Second Quarter	29.60	26.94	$26.90	(1)	$21.76	(1)
Third Quarter	31.68	28.26	27.11		24.32
Fourth Quarter	30.02	28.28	26.32		23.80

(1) Represents the period from April 20, 2016, the first date on which our shares were publicly traded, until June 30, 2016.

The following table sets forth, for the calendar quarters within 2017 and 2016 indicated, the dividend declared per Class A share.

	Dividend Declared
	2017	2016
First Quarter	$0.3875	N/A
Second Quarter	0.3950	$0.2632	(1)
Third Quarter	0.3950	0.3875
Fourth Quarter	0.4200	0.3875

(1) Represents the period from April 20, 2016, the first date on which our shares were publicly traded, until June 30, 2016.

Holders

There were 11 record holders of our Class A shares as of February 23, 2018. A nominee of DTC is one of the record holders for the Class A shares, which holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold securities for their own accounts or for the accounts of their customers.

Distribution Policy

The Operating Partnership has made distributions, and MGP has declared cash dividends each quarter since the completion of MGP's initial public offering as shown in the table above. While we plan to continue to make quarterly distributions and dividends, no assurances can be made as to the frequency of any future distributions and dividends. Distributions and dividends made by us are authorized and determined by our board of directors in its sole discretion out of funds legally available therefore and are dependent upon a number of factors, including restrictions under applicable law. If we have underestimated our cash available for distribution, we may need to increase the borrowings made by the Operating Partnership in order to fund our intended distributions and dividends. We expect that our distributions may exceed our net income under U.S. GAAP because of non-cash expenses included in net income. Notwithstanding the forgoing, the Operating Partnership's credit agreement and the indentures governing the Operating Partnership's senior notes restrict the Operating Partnership’s ability to make restricted payments, including to make distributions and pay dividends on or redeem or repurchase Operating Partnership units. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

In the future, MGP expects to pay quarterly dividends in cash of approximately $29.8 million equal to $0.420 per share (or $119.1 million on an annualized basis equal to $1.68 per share) to its Class A shareholders, which amount may be changed in the future at the discretion of MGP's Board of Directors.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities with respect to the Operating Partnership

Market Information

There is currently no established public trading market for Operating Partnership units. The following table sets forth, for the calendar quarters within 2017 and 2016 indicated, the distribution declared per Operating Partnership unit.

	Distribution Declared
	2017	2016
First Quarter	$0.3875	N/A
Second Quarter	0.3950	$0.2632
Third Quarter	0.3950	0.3875
Fourth Quarter	0.4200	0.3875

Holders

There were 13 record holders of our Operating Partnership units as of February 23, 2018 consisting entirely of MGP and other subsidiaries of MGM.

Distribution Policy

The Operating Partnership has made distributions each quarter since the completion of MGP's initial public offering as shown in the chart above. While the Operating Partnership plans to continue to make quarterly distributions, no assurances can be made as to the frequency of any future distributions. Distributions made by the Operating Partnership are authorized and determined by the Operating Partnership's general partner in its sole discretion out of funds legally available therefor, and are dependent upon a number of factors, including restrictions under applicable law. If the Operating Partnership has underestimated its cash available for distribution, it may need to increase its borrowings in order to fund its intended distributions. We expect that its distributions may exceed its net income under U.S. GAAP because of non-cash expenses included in net income. Notwithstanding the forgoing, the Operating Partnership's credit agreement and the indentures governing its senior notes restrict its ability to make restricted payments, including to make distributions on or redeem or repurchase Operating Partnership units. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

Recent Sales of Unregistered Securities

In connection with the Formation Transactions the Operating Partnership issued 158.0 million Operating Partnership units to subsidiaries of MGM on the IPO Date pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were issued as part of the consideration for the transfer of newly formed subsidiaries holding the real estate assets related to the IPO Properties from subsidiaries of MGM to the Operating Partnership.

In connection with the Borgata Transaction the Operating Partnership issued 27.4 million Operating Partnership units to a subsidiary of MGM on August 1, 2016 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were issued as part of the consideration for the transfer of the real estate assets related to Borgata from a subsidiary of MGM to the Landlord.

In connection with the registered offering of 13,225,000 Class A shares by the Company on September 11, 2017, the Operating Partnership issued 13,225,000 Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

In connection with the MGM National Harbor Transaction the Operating Partnership issued 9.8 million Operating Partnership units to a subsidiary of MGM on October 5, 2017 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were issued as part of the consideration for the transfer of the real estate assets related to MGM National Harbor from a subsidiary of MGM to the Landlord.

PERFORMANCE GRAPH
The graph below matches MGM Growth Properties' cumulative 20-month total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Equity REITs index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from April 20, 2016 to December 31, 2017. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Index	4/20/16	6/16	9/16	12/16	3/17	6/17	9/17	12/17
MGM Growth Properties	100.00	122.49	121.43	119.73	129.84	141.99	148.87	145.73
S&P 500	100.00	102.46	106.40	110.47	117.17	120.79	126.20	134.59
FTSE NAREIT Equity REITs	100.00	106.96	105.42	102.37	103.56	105.14	106.13	107.72

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial data for MGP and the Operating Partnership that should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results set forth below are not necessarily indicative of the results of operations to be expected in the future.

MGM Growth Properties LLC

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Statement of Operations:
Total revenues	$765,695	$467,548	$—	$—	$—
Operating income (loss)	352,785	153,774	(261,954)	(246,242)	(253,873)
Net income (loss)	165,990	35,346	(261,954)	(246,242)	(253,873)
Net income attributable to Class A shareholders	41,775	29,938	—	—	—
Net income per Class A share—basic:
Net income attributable to Class A shareholders per share	$0.68	$0.52	N/A	N/A	N/A
Weighted average Class A shares outstanding	61,733,136	57,502,158	N/A	N/A	N/A
Net income per Class A share—diluted:
Net income attributable to Class A shareholders per share	$0.67	$0.52	N/A	N/A	N/A
Weighted average Class A shares outstanding	61,916,546	57,751,489	N/A	N/A	N/A

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet:
Real estate investments, net	$10,021,938	$9,079,678	$7,793,639	$7,867,812	$7,963,570
Total assets	10,351,120	9,506,740	7,793,639	7,867,812	7,963,570
Debt, net	3,934,628	3,621,942	—	—	—
Class A shareholders’ equity	1,624,650	1,333,817	—	—	—
Noncontrolling interest	4,443,089	4,274,444	—	—	—
Total shareholders' equity/Predecessor net Parent investment	6,067,739	5,608,261	6,058,959	6,127,347	6,296,856

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Other Data:
Net cash provided by (used in) operating activities	$482,578	$297,781	$(58,473)	$(59,980)	$(59,485)
Net cash used in investing activities	(462,988)	(138,987)	(129,308)	(90,504)	(78,528)
Net cash provided by (used in) financing activities	(120,360)	201,698	187,781	150,484	138,013
Dividends declared per Class A share	1.60	1.04	N/A	N/A	N/A

MGM Growth Properties Operating Partnership LP

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except unit and per unit data)
Statement of Operations:
Total revenues	$765,695	$467,548	$—	$—	$—
Operating income (loss)	352,785	153,774	(261,954)	(246,242)	(253,873)
Net income (loss)	165,990	35,346	(261,954)	(246,242)	(253,873)
Net income per Operating Partnership unit—basic:
Net income per unit	$0.67	$0.52	N/A	N/A	N/A
Weighted average Operating Partnership units outstanding	249,451,258	232,181,070	N/A	N/A	N/A
Net income per Operating Partnership unit—diluted:
Net income per unit	$0.66	$0.52	N/A	N/A	N/A
Weighted average Operating Partnership units outstanding	249,634,668	232,430,401	N/A	N/A	N/A

Net income attributable to Operating Partnership units, weighted average Operating Partnership units outstanding and the effect of dilutive securities outstanding are presented for the period including and subsequent to the IPO Date. See Note 12 to the accompanying combined and consolidated financial statements.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet:
Real estate investments, net	$10,021,938	$9,079,678	$7,793,639	$7,867,812	$7,963,570
Total assets	10,351,120	9,506,740	7,793,639	7,867,812	7,963,570
Debt, net	3,934,628	3,621,942	—	—	—
Partners’ capital/Predecessor net Parent investment	6,067,739	5,608,261	6,058,959	6,127,347	6,296,856

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per unit data)
Other Data:
Net cash provided by (used in) operating activities	$482,578	$297,781	$(58,473)	$(59,980)	$(59,485)
Net cash used in investing activities	(462,988)	(138,987)	(129,308)	(90,504)	(78,528)
Net cash provided by (used in) financing activities	(120,360)	201,698	187,781	150,484	138,013
Distributions declared per Operating Partnership unit	1.60	1.04	N/A	N/A	N/A

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements.

The following discussion and analysis is based on, and should be read in conjunction with, the combined and consolidated financial statements and the related notes thereto, of MGP and the Operating Partnership for the years ended December 31, 2017, 2016 and 2015. Prior to April 25, 2016, the historical financial statements have been prepared on a “carve-out” basis from MGM’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the IPO Properties, which were controlled by MGM, and have been determined to be the Predecessor of MGP and the Operating Partnership for accounting purposes (the “Predecessor”). These historical financial statements include allocations of income, expenses, assets and liabilities from MGM that reflect significant assumptions, and the combined and consolidated financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had MGP or the Operating Partnership been a stand-alone company during the periods presented. As a result, historical financial information prior to the IPO Date is not necessarily indicative of the future results of operations, financial position and cash flows of MGP or the Operating Partnership. The financial position, results of operations and cash flows presented from the IPO Date through December 31, 2016 reflect the results of MGP and the Operating Partnership subsequent to the April 25, 2016 initial public offering.

Executive Overview

MGP is a limited liability company that was formed in Delaware on October 23, 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM on January 6, 2016 that became a subsidiary of MGP on the IPO Date. The Company has elected to be treated as a real estate investment trust ("REIT") commencing with its taxable year ended December 31, 2016.

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

We generate all of our revenues by leasing our real estate properties through the Landlord, a wholly owned subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM, which pursuant to the Master Lease requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Additionally, the Master Lease provides us with a right of first offer to purchase the real estate assets with respect to the ROFO Property in the event that MGM elects to sell it. Payments under the Master Lease are guaranteed by MGM.

As of December 31, 2017, our portfolio consisted of eleven premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas.

MGM National Harbor Transaction

On September 5, 2017, MGM and MGP entered into a definitive agreement for the purchase of the long-term leasehold interest and real property improvements associated with the MGM National Harbor casino resort (“MGM National Harbor”) by a subsidiary of MGP and the lease of the real estate assets of MGM National Harbor back to a subsidiary of MGM. MGP completed the transaction on October 5, 2017. MGP paid total consideration consisting of a combination of $462.5 million in cash, the assumption of approximately $425 million of secured indebtedness of MGM National Harbor, LLC which was immediately repaid by MGP on the closing date, and the issuance by the Operating Partnership of 9.8 million Operating Partnership units.

In connection with the closing, the existing Master Lease between MGM and MGP was amended to add MGM National Harbor, and the annual rent payment to MGP under the Master Lease accordingly increased by $95 million from $661.7 million to $756.7 million, prorated for the remainder of the 2017 lease year. Of the $95 million rent increase, 90% was added to the fixed rent portion of the rent which contractually grows at 2% per year until 2022, at which time the 2% escalator will be subject to an adjusted net revenue to rent ratio consistent with the Master Lease terms as discussed in Note 5 to the accompanying combined and consolidated financial statements.

The MGM National Harbor Transaction was accounted for as a transaction between entities under common control, and therefore we recorded the MGM National Harbor real estate assets at their carryover value of $1.18 billion. In addition, the Operating Partnership was assigned the ground lease for an approximate 23 acres underlying MGM National Harbor. Under terms of the Master Lease, the Tenant is responsible for the rent payments related to the ground lease during the term of the Master Lease.

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

Pursuant to the amendment, the initial annual rent payments increased by $100 million, prorated for the remainder of the first lease year after the Borgata Transaction. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per lease year until 2022.

The Borgata Transaction was accounted for as a transaction between entities under common control, and therefore we recorded the Borgata real estate assets at their carryover value of $1.3 billion as determined by MGM in its purchase price allocation. In addition, we recognized an above-market lease liability and an above-market lease asset related to ground leases assigned to the Landlord as part of the Borgata Transaction covering approximately 11 acres partially underlying and adjacent to the Borgata. Under terms of the Master Lease, the Tenant is responsible for the rent payments related to these ground leases during the term of the Master Lease. We are amortizing the above-market lease liability on a straight-line basis over the terms of the underlying ground leases, which extend through 2070. We are amortizing the above-market lease asset on a straight-line basis over the term of the Master Lease, which extends through 2046 (including reasonably assured renewal periods).

Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, and significantly changing the manner in which income from foreign operations are taxed in the U.S.  Given that the Company is generally not subject to corporate U.S. federal income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders, changes made by the Tax Act had no impact on the provision for income taxes of the Company for the three and twelve months ended December 31, 2017 and we do not anticipate they will materially impact the Company in future periods.

Master Lease

Rent under the Master Lease consists of the base rent and the percentage rent. For the first lease year, the base rent represented 90% of the initial total rent payments due under the Master Lease and the percentage rent represented 10% of the initial total rent payments due under the Master Lease. The annual rent payment due under the Master Lease was initially $550 million, which increased to $650 million after the Borgata Transaction, prorated for the remainder of the first year. With the 2% fixed annual rent escalator that went into effect on April 1, 2017 and the closing of the MGM National Harbor Transaction that occurred on October 5, 2017, rent increased to $756.7 million, prorated for the remainder of the 2017 lease year.

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

The percentage rent is a variable percentage rent which consists of a fixed annual amount for approximately the first six years of our Master Lease and is then adjusted every five years thereafter based on the average actual annual net revenues of the Tenant, and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease at such time during the trailing five-calendar-year period (calculated by multiplying the average annual net revenues-excluding net revenue attributable to certain scheduled subleases (and, at the Tenant’s option, reimbursed cost revenue) for the trailing five-calendar-year period by 1.4%).

Under the Master Lease, the Tenant is required to maintain the premises in reasonably good order and repair. The Master Lease requires the Tenant to spend an aggregate amount of at least 1% of actual adjusted net revenues from the properties per calendar year on capital expenditures.

General and Administrative and Corporate Services

We incur general and administrative expenses for items such as compensation costs, professional services, legal expenses, certain costs of being a public company and office costs. In addition, we incur costs for corporate services from MGM for amounts reimbursed to MGM under the Corporate Services Agreement that covers financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services.

General and administrative expenses for the year ended December 31, 2017 were $12.2 million. Pursuant to the terms of the partnership agreement of the Operating Partnership, the Operating Partnership is required to pay for or reimburse MGP for these expenses and generally for any expenses MGP incurs relating to the operation of, or for the benefit of, the Operating Partnership or MGP. Any such reimbursements are taken into account by our wholly owned subsidiary, the general partner, before causing the Operating Partnership to make any distributions to holders of Operating Partnership units and do not affect our pro rata entitlement, as a holder of Operating Partnership units, to distributions from the Operating Partnership.

Expenditures necessary to maintain our properties in reasonably good order and repair are paid for by the Tenant pursuant to the Master Lease. Other operating expenses relating to our properties such as property taxes and insurance are also paid for by the Tenant pursuant to the Master Lease.

Combined Results of Operations for MGP and the Operating Partnership

The following is a comparative discussion of results of operations for the years ended December 31, 2017, 2016 and 2015. The results of operations for the twelve months ended December 31, 2016 reflect the results of operations of the Predecessor through April 24, 2016 combined with the results of operations of MGP and the Operating Partnership from the IPO Date through December 31, 2016. The results of operations for the year ended December 31, 2015 reflect solely the results of operations of the Predecessor.

Revenues

Revenues, including tenant reimbursements and other, for the years ended December 31, 2017 and 2016 were $765.7 million and $467.5 million, respectively. Revenues for the year ended December 31, 2016 represent revenues generated by the Company from April 25, 2016 through December 31, 2016. The Predecessor generated no revenues during the year ended December 31, 2015. Tenant reimbursement and other revenue arises from costs reimbursed pursuant to the Master Lease, which provides for the Tenant to be responsible for the payment of certain expenses as discussed above, including property taxes of the properties and ground lease rent. We recognize revenue related to reimbursed costs for which we are the primary obligor in the same periods as the expense is incurred. We recognize the cost basis of non-normal tenant improvements in accordance with U.S. GAAP ("Non-Normal Tenant Improvements") as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives applying the straight-line method and deferred revenue is amortized applying the straight-line method as additional rental revenue over the remaining term of the Master Lease once the related real estate assets are placed in service.

Operating Expenses

Depreciation. Depreciation expense for the year ended December 31, 2017 was $260.5 million. Depreciation expense for the year ended December 31, 2016 was $220.7 million, which includes depreciation expense of the Predecessor through April 24, 2016 of $63.7 million. Depreciation expense for the year ended December 31, 2015 was $196.8 million, which solely relates to the depreciation expense of the Predecessor. Depreciation expense increased in 2017 as a result of a full year of depreciation on the Borgata real estate assets acquired in August 2016, along with a partial year of depreciation relating to the MGM National Harbor real estate assets acquired in October 2017, and depreciation recognized on property improvements and accelerated depreciation recognized on assets disposed of during the year.

Property transactions, net. Property transactions, net for the years ended December 31, 2017, 2016 and 2015 were $34.0 million, $4.7 million and $6.7 million, respectively, and relate to normal losses on the disposition of assets recognized during the year.

Reimbursable expenses. Reimbursable expenses includes costs reimbursed or paid directly by Tenant pursuant to the Master Lease, including property taxes and ground lease rent for which we are the primary obligor.  Reimbursable expenses for the year ended December 31, 2017 were $88.3 million, compared to $68.1 million and $58.5 million for the years ended December 31, 2016 and December 31, 2015, respectively. The increases in 2017 and 2016 were primarily due to increases related to the addition of Borgata during 2016 and MGM National Harbor during 2017.  Reimbursable expenses also include property insurance expense recognized by the Predecessor in the periods prior to the IPO Date.

Acquisition-related expenses. Acquisition-related expenses for the year ended December 31, 2017 were $17.3 million, which were expenses incurred in connection with the MGM National Harbor Transaction, including real estate transfer taxes of $16.1 million. Acquisition-related expenses for the year ended December 31, 2016 were $10.2 million, which were expenses incurred in connection with the Borgata Transaction, including real estate transfer taxes of $6.8 million and title fees of $2.1 million. The Predecessor did not have any acquisition-related expenses for the year ended December 31, 2015.

General and administrative expenses. General and administrative expenses for the years ended December 31, 2017 and 2016 were $12.2 million and $9.9 million, respectively, which primarily relates to payroll costs, share-based compensation expense, corporate services and professional services fees. The year-over-year increase was primarily due to a full year of these costs compared to the partial year of 2016. For the year ended December 31, 2016, we incurred $1.5 million of certain costs relating to payroll and relocation costs. The Predecessor did not have any general and administrative expenses for the year ended December 31, 2015.
Non-Operating Expenses
Total non-operating expenses for the year ended December 31, 2017 and 2016 were $181.9 million and $116.2 million, respectively, primarily related to interest expense on our senior secured credit facility and senior notes, which included amortization and write-off of debt issuance costs and cash flow hedge amortization of $12.5 million for the year ended December 31, 2017 and amortization of debt issuance costs of $7.2 million for the year ended December 31, 2016. Interest expense increased in the current year primarily due to the issuance of $350 million in aggregate principal amount of 4.50% senior notes due 2028 in September 2017. There were no non-operating expenses for the year ended December 31, 2015.

Supplemental Data: 2016 Results of Operations Subsequent to the Formation Transactions

The following table summarizes the combined and consolidated results of operations of MGP and the Operating Partnership for the year ended December 31, 2016:

	Year Ended	Less: Activity	IPO Date to
	December 31, 2016	prior to IPO Date	December 31, 2016
	(in thousands, except unit and per unit amounts)
Revenues
Rental revenue	$419,239	$—	$419,239
Tenant reimbursements and other	48,309	—	48,309
	467,548	—	467,548
Expenses
Depreciation	220,667	63,675	156,992
Property transactions, net	4,684	874	3,810
Reimbursable expenses	68,063	19,834	48,229
Amortization of above market lease, net	286	—	286
Acquisition-related expenses	10,178	—	10,178
General and administrative	9,896	—	9,896
	313,774	84,383	229,391
Operating income (loss)	153,774	(84,383)	238,157
Non-operating income (expense)
Interest income	774	—	774
Interest expense	(116,212)	—	(116,212)
Other non-operating	(726)	—	(726)
	(116,164)	—	(116,164)
Income (loss) before income taxes	37,610	(84,383)	121,993
Provision for income taxes	(2,264)	—	(2,264)
Net income (loss)	35,346	(84,383)	119,729
Less: Net (income) loss attributable to noncontrolling interest	$(5,408)	$84,383	$(89,791)
Net income attributable to Class A shareholders	$29,938	$—	$29,938

Non-GAAP Measures

Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”).

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization and write-off of financing costs and cash flow amortization, the net amortization of the above market lease, non-cash compensation expense, acquisition related expenses, provision for income taxes and the net effect of straight-line rents and amortization of deferred revenue.

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

FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA are supplemental performance measures that have not been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) that management believes are useful to investors in comparing operating and financial results between periods. Management believes that this is especially true since these measures exclude real estate depreciation and amortization expense and management believes that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes such a presentation also provides investors with a meaningful measure of the Company’s operating results in comparison to the operating results of other REITs. Adjusted EBITDA is useful to investors to further supplement AFFO and FFO and to provide investors a performance metric which excludes interest expense. In addition to non-cash items, the Company adjusts AFFO and Adjusted EBITDA for acquisition-related expenses. While we do not label these expenses as non-recurring, infrequent or unusual, management believes that it is helpful to adjust for these expenses when they do occur to allow for comparability of results between periods because each acquisition is (and will be) of varying size and complexity and may involve different types of expenses depending on the type of property being acquired and from whom.

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

The following table presents a reconciliation of net income to FFO, AFFO and Adjusted EBITDA:

	Year Ended December 31,		IPO Date to
	2017	2016	December 31, 2016
Net income (loss)	$165,990	$35,346	$119,729
Depreciation	260,455	220,667	156,992
Property transactions, net	34,022	4,684	3,810
Funds From Operations	460,467	260,697	280,531
Amortization and write-off of financing costs and cash flow hedge amortization	12,511	7,195	7,195
Non-cash compensation expense	1,336	510	510
Net effect of straight-line rent and deferred revenue amortization	4,063	(1,819)	(1,819)
Acquisition-related expenses	17,304	10,178	10,178
Amortization of above market lease, net	686	286	286
Provision for income taxes	4,906	2,264	2,264
Adjusted Funds From Operations	501,273	279,311	299,145
Interest income	(3,907)	(774)	(774)
Interest expense	184,175	116,212	116,212
Amortization of financing costs and cash flow hedges	(11,713)	(7,195)	(7,195)
Adjusted EBITDA	$669,828	$387,554	$407,388

The following table presents FFO and AFFO per diluted Operating Partnership unit:

	Year Ended December 31,	IPO Date to
	2017	December 31, 2016
Weighted average Operating Partnership units outstanding
Basic	249,451,258	232,181,070
Diluted	249,634,668	232,430,401

Net income per Operating Partnership units outstanding
Basic	$0.67	$0.52
Diluted	$0.66	$0.52

FFO per Operating Partnership unit
Diluted	$1.84	$1.21
AFFO per Operating Partnership unit
Diluted	$2.01	$1.29

Liquidity and Capital Resources

Property rental revenue is our sole source of cash from operations and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to us. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $259.7 million in cash and cash equivalents held by the Operating Partnership as of December 31, 2017, expected cash flows from operations, and $600.0 million of borrowing capacity under the Operating Partnership's revolving credit facility as of December 31, 2017.

Summary of Cash Flows

Net cash provided by operating activities for the year ended December 31, 2017 was $482.6 million, which includes cash inflows from rental revenues under the Master Lease and outflows for general and administrative expenses and acquisition-related expenses as well as interest payments. Net cash provided by operating activities for the year ended December 31, 2016 was $297.8 million. During the year ended December 31, 2016, operating outflows included $19.8 million related to activities of the Predecessor prior to the IPO Date funded by MGM. Net cash used in operating activities for the year ended December 31, 2015 was $58.5 million, which were attributable to the operating expenses of the Predecessor.

Net cash used in investing activities for the year ended December 31, 2017 was $463.0 million, which was primarily attributable to the MGM National Harbor Transaction. Cash used in investing activities of $139.0 million and $129.3 million during the years ended December 31, 2016 and 2015, respectively was funded by MGM and relate to the activity of the Predecessor prior to the IPO Date.

Net cash used in financing activities for the year ended December 31, 2017 was $120.4 million, which was primarily attributable to the $425.0 million repayment of assumed debt relating to the MGM National Harbor Transaction and $385.4 million in dividends paid, partially offset by the $350.0 million proceeds from the issuance of indebtedness by the Operating Partnership and $404.7 million of proceeds from the issuance of Class A shares. Net cash provided by financing activities for the year ended December 31, 2016 was $201.7 million, which was primarily attributable to net proceeds of $3.6 billion from the issuance of indebtedness by the Operating Partnership and net proceeds of $1.1 billion received from the issuance of Class A shares, partially offset by the $4.5 billion repayment of the bridge facilities that were assumed by the Operating Partnership in connection with the Formation Transactions and the Borgata Transaction. Net cash provided by financing activities for the year ended December 31, 2015 was $187.8 million, respectively, which represents the net amounts transferred from MGM related to the Predecessor.

Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the distributions declared and paid by MGP. MGP pays its dividends with the receipt of its share of the Operating Partnership's distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share		Payment Date	Operating Partnership Distribution Amount	MGP Class A Dividend Amount
(in thousands, except per unit and per share amount)
2017
March 15, 2017	March 31, 2017	$0.3875		April 13, 2017	$94,109	$22,281
June 15, 2017	June 30, 2017	$0.3950		July 14, 2017	$95,995	$22,777
September 15, 2017	September 29, 2017	$0.3950		October 13, 2017	$101,222	$28,004
December 15, 2017	December 29, 2017	$0.4200		January 16, 2018	$111,733	$29,777

2016
June 16, 2016	June 30, 2016	$0.2632	(1)	July 15, 2016	$56,720	$15,134
September 15, 2016	September 30, 2016	$0.3875		October 14, 2016	$94,109	$22,281
December 15, 2016	December 30, 2016	$0.3875		January 16, 2017	$94,109	$22,281

(1) Amount is based on a distribution and dividend of $0.3575 per Operating Partnership unit and Class A share for a full quarter.

Principal Debt Arrangements

As of December 31, 2017, we had $4.0 billion principal amount of indebtedness in the form of the Operating Partnership's (i) senior secured credit facilities and (ii) $1.05 billion principal amount of 5.625% senior notes due 2024, $500 million principal amount of 4.50% senior notes due 2026 and $350 million principal amount of 4.50% senior unsecured notes due 2028 (collectively, the “senior notes”). The Operating Partnership’s senior secured credit facilities include a $273.8 million term loan A facility which matures in 2021, a $1.8 billion term loan B facility which matures in 2023 and a $600.0 million revolving credit facility which also matures in 2021. No amounts were drawn under the revolving credit facility as of December 31, 2017. In February 2017, MGP's corporate family rating was upgraded which resulted in the Operating Partnership receiving a reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75%. On May 1, 2017 the Operating Partnership completed a re-pricing of its term loan B facility and, as a result of the repricing, the term loan B facility will bear interest at LIBOR plus 2.25% with a LIBOR floor of 0%. All other principal provisions of the Company’s existing credit facility remained unchanged. At December 31, 2017, the interest rate on the term loan A facility was 4.32% and the interest rate on the term loan B facility was 3.82%.

The Operating Partnership's senior secured credit facility contains customary representations and warranties, events of default, and positive and negative covenants, and, with respect to the revolving credit facility and the term loan A facility, financial covenants. As of December 31, 2017, the Operating Partnership was required to have a senior secured net debt to adjusted total assets ratio of not more than 0.40 to 1.00, a total net debt to adjusted total assets ratio of not more than 0.65 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. The Operating Partnership was in compliance with its credit agreement covenants at December 31, 2017. The indentures governing the senior notes contain certain customary affirmative and negative covenants and events of default.

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

Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, we will be required to pay the Tenant, should the Tenant so elect, for all Non-Normal Tenant Improvements, and subject to an initial cap of $100 million in the first year of the Master Lease increasing on a cumulative basis by $75 million on the first day of each lease year thereafter. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties. In addition, equipment that would be a necessary improvement at any of the properties, including elevators, air conditioning systems, or electrical wiring that are integral to such property would qualify as a Non-Normal Tenant Improvement. Non-Normal Tenant Improvements were $53.0 million for the year ended December 31, 2017 and $125.4 million IPO-to-date.

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

Off-Balance Sheet Arrangements

As of December 31, 2017 and as of the date this report was filed, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2017:

	Payments due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Long-term debt	$33.5	$33.5	$33.5	$247.3	$18.5	$3,625.1	$3,991.4
Estimated interest payments on long-term debt(1)	181.5	182.9	181.5	170.8	163.6	287.2	1,167.5
Ground leases(2)	16.2	17.6	19.1	23.0	23.0	1,303.1	1,402.0
Total	$231.2	$234.0	$234.1	$441.1	$205.1	$5,215.4	$6,560.9

(1)
Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at December 31, 2017 and LIBOR rates as of December 31, 2017 for our senior credit facility. We have adjusted estimated interest expense to include the impact of our interest rate swap agreements with a $1.2 billion notional amount that were entered into in December 2016 and January 2017 and were repriced in May 2017, for which we pay an average combined fixed rate of 1.844% and receive the 1-month LIBOR rate.

(2)
Non-cancelable commitments under ground leases assigned to the Company in the Borgata Transaction extending through 2070 and MGM National Harbor Transaction extending through 2082 as discussed in Note 3 to the accompanying financial statements. Such amounts will be paid by the Tenant pursuant to the Master Lease through 2046.

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

Estimates are required in order to prepare the financial statements in conformity with U.S. GAAP. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, determining the useful lives of real estate properties and evaluating the impairment of long-lived assets, valuation of derivative financial instruments and allocation of income taxes. The judgment on such estimates and underlying assumptions is based on our experience and various other factors that we believe are reasonable under the circumstances. These form the basis of our judgment on matters that may not be apparent from other available sources of information. In many instances changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The future financial statement presentation, financial condition, results of operations and cash flows may be affected to the extent that the actual results differ materially from our estimates.

Income Taxes - REIT Qualification

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016, and intend to continue to be organized and to operate in a manner that will permit us to continue to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders, determined without regard to the dividends paid deduction and excluding any net capital gains. As a REIT, we generally will not be subject to federal income tax on income that we pay as distributions to our shareholders. If we fail to qualify as a REIT in any taxable year, we will for that year and subsequent years be subject to U.S. federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

Real Estate Investments

Real estate costs related to the acquisition and improvement of our properties are capitalized and include expenditures that materially extend the useful lives of existing assets. We consider the period of future benefit of an asset to determine its appropriate useful life. Depreciation on our buildings, improvements and integral equipment is computed using the straight-line method over an estimated useful life of 3 to 40 years. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 3 to 40 years is an appropriate estimate of useful life.

Impairment of Real Estate Investments

We continually monitor events and changes in circumstances that could indicate that the carrying amount of our real estate investments may not be recoverable or realized. In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements, and equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in a property over its remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. If such circumstances arise, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques.

Market Risk

Our primary market risk exposure is interest rate risk with respect to our existing variable-rate long-term indebtedness. As of December 31, 2017, we have incurred indebtedness in principal amount of $4.0 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

The Operating Partnership's term loan B facility bears interest at LIBOR plus 2.25%, with a LIBOR floor of 0%. To manage our exposure to changes in LIBOR rates, we have interest rate swap agreements where the Company now pays a weighted average 1.844% on a total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of December 31, 2017, long-term variable rate borrowings including impact from our swap agreements, represented approximately 22.3% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $9 million based on gross amounts outstanding at December 31, 2017 and taking into account the interest rate swap agreements in place. The following table provides information about the maturities of our long-term debt subject to changes in interest rates. Average interest rates presented relate to the interest rate of the debt maturity in the period:

								Fair Value
	Debt maturing in							December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2017
	(In millions)
Fixed-rate	$—	$—	$—	$—	$—	$1,900.0	$1,900.0	$1,967.6
Average interest rate						5.122%	5.122%
Variable rate	$33.5	$33.5	$33.5	$247.3	$18.5	$1,725.1	$2,091.4	$2,095.9
Average interest rate	4.042%	4.042%	4.042%	4.280%	3.818%	3.818%	3.883%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Combined and Consolidated Financial Statements and Notes to Combined and Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Reports thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 48 to 97 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures with respect to MGP

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 48 of this Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The Independent Registered Public Accounting Firm’s Attestation Report on our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 50 of this Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures with respect to the Operating Partnership

In this “Controls and Procedures with respect to the Operating Partnership” section, the terms “we”, “our” and “us” refer to the Operating Partnership together with its consolidated subsidiaries, and “management”, “principal executive officer” and “principal financial officer” refers to the management, principal executive officer and principal financial officer of the Operating Partnership and of the Operating Partnership's general partner.

Evaluation of Disclosure Controls and Procedures

The Operating Partnership established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. The Operating Partnership's management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 49 of this Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which we expect to file with the SEC within 120 days after December 31, 2017 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Shareholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2017:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(in thousands)
Equity compensation plans approved by shareholders(1)	244	N/A	2,085
Equity compensation plans not approved by shareholders	—	—	—
Total	244	N/A	2,085

(1)
As of December 31, 2017 we had restricted share units, performance share units and deferred share units outstanding. These awards do not have an exercise price. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information appearing under “Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements.

(a)(2).	Financial Statement Schedule.

MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP:
Schedule III — Real Estate and Accumulated Depreciation — December 31, 2017	87

We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3).	Exhibits.

Exhibit Number	Description
2.1
Master Contribution Agreement by and among MGM Resorts International, MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP, dated as of April 25, 2016 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on April 25, 2016)

2.2
Master Transaction Agreement by and among MGM National Harbor, LLC, MGM Growth Properties LLC, MGM Resorts International, MGM Growth Properties Operating Partnership LP, MGP Lessor, LLC and MGM Lessee, LLC, dated as of September 5, 2017 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on September 6, 2017)

Exhibit Number	Description
3.1
Amended and Restated Limited Liability Company Agreement of MGM Growth Properties LLC, effective April 18, 2016 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016)

3.2
Second Amended and Restated Limited Partnership Agreement of MGM Growth Properties Operating Partnership LP, dated as of February 2, 2017 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 8, 2017)

4.1
Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Resorts International filed on April 21, 2016)

4.2
Registration Rights Agreement, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of MGM Resorts International filed on April 21, 2016)

4.3
Supplemental Indenture, dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, MGP Escrow Co-Issuer, Inc., MGP Lessor Holdings, LLC, MGP Lessor, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed on April 25, 2016)

4.4
Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on August 12, 2016)

4.5
Indenture, dated as of September 21, 2017, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on September 21, 2017)

10.1	Master Lease between MGP Lessor, LLC and MGM Lessee, LLC, dated April 25, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 25, 2016)
10.2
First Amendment to Master Lease, dated as of August 1, 2016, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Resorts International filed on August 1, 2016)

10.3
Second Amendment to Master Lease, dated as of October 5, 2017, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 6, 2017)

10.4
Credit Agreement dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, the financial institutions referred to as Lenders therein and the Administrative Agent (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on April 25, 2016)

10.5
First Amendment to Credit Agreement, dated October 26, 2016, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 26, 2016)

10.6
Second Amendment to Credit Agreement, dated May 1, 2017, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 1, 2017)

10.7
Corporate Services Agreement between MGM Growth Properties Operating Partnership LP and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 25, 2016)

10.8	Amended and Restated Registration Rights Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of October 5, 2017
10.9
IP License Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on April 25, 2016)

10.10*	Employment Agreement of James C. Stewart (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-11 (File No. 333-210322) filed on April 5, 2016)
10.11*	Employment Agreement of Andy H. Chien (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-11 (File No. 333-210322) filed on April 5, 2016)

Exhibit Number	Description
10.12*	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016)
10.13*	Annual Performance-Based Incentive Plan (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016)
10.14*	Change of Control Policy for Executive Officers (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on April 25, 2016)
10.15*	MGM Growth Properties LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on April 25, 2016)
10.16*	2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on April 25, 2016)
10.17*	Form of 2016 Performance Share Units Agreement (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed on April 25, 2016)
10.18*	Form of 2016 Performance Share Units Agreement (Bonus) (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed on April 25, 2016)
10.19*	Form of 2016 Restricted Share Units Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K filed on April 25, 2016)
10.20*	Form of 2016 Restricted Share Units Agreement (Employees) (incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed on April 25, 2016)
10.21*	Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K filed on April 25, 2016)
10.22*	Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on April 25, 2016)
12.1	Computation of ratio of earnings to fixed charges
21.1	Subsidiaries of MGM Growth Properties LLC
21.2	Subsidiaries of MGM Growth Properties Operating Partnership LP
23.1	Consent of Deloitte & Touche LLP for MGM Growth Properties LLC
23.2	Consent of Deloitte & Touche LLP for MGM Growth Properties Operating Partnership LP
31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	Description
32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following information from each of the MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Combined and Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Combined and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iv) Combined and Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Shareholders’ Equity (for MGM Growth Properties LLC) or of Partners’ Capital (for MGM Growth Properties Operating Partnership LP) for the years ended December 31, 2017, 2016 and 2015; (vi) Notes to the Combined and Consolidated Financial Statements; and (vii) Financial Statement Schedule

*	Management contract or compensatory plan or arrangement.

**
Exhibits 32.1, 32.2, 32.3 and 32.4 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

MANAGEMENT’S ANNUAL REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Responsibilities

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Sections 13a-15(f) and 15d-15(f) of the Exchange Act) for MGM Growth Properties LLC and subsidiaries (the “Company”).

Objective of Internal Control over Financial Reporting

In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate for all timely decisions regarding required disclosure. Significant elements of the Company’s internal control over financial reporting include, for example:

•	Hiring skilled accounting personnel and training them appropriately;

•	Written accounting policies;

•	Written documentation of accounting systems and procedures;

•	Segregation of incompatible duties;

•	Internal audit function to monitor the effectiveness of the system of internal control; and

•	Oversight by an independent Audit Committee of the Board of Directors.

Management’s Evaluation

Management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation as of December 31, 2017, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the year ended December 31, 2017 and issued their report thereon, which is included in this Annual Report. Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and such report is also included in this Annual Report.

MANAGEMENT’S ANNUAL REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Responsibilities

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Sections 13a-15(f) and 15d-15(f) of the Exchange Act) for MGM Growth Properties Operating Partnership LP and subsidiaries (the “Partnership”).

Objective of Internal Control over Financial Reporting

In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Partnership as of and for the periods presented in this annual report. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate for all timely decisions regarding required disclosure. Significant elements of the Partnership’s internal control over financial reporting include, for example:

•	Hiring skilled accounting personnel and training them appropriately;

•	Written accounting policies;

•	Written documentation of accounting systems and procedures;

•	Segregation of incompatible duties;

•	Internal audit function to monitor the effectiveness of the system of internal control; and

•	Oversight by an independent Audit Committee of the Board of Directors.

Management’s Evaluation

Management, with the participation of the Partnership’s principal executive officer and principal financial officer, has evaluated the Partnership’s internal control over financial reporting using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation as of December 31, 2017, management believes that the Partnership’s internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP audited the Partnership’s consolidated financial statements as of and for the year ended December 31, 2017 and issued their report thereon, which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
MGM Growth Properties LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Growth Properties LLC and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated balance sheets as of December 31, 2017 and 2016, the related combined and consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements") of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
MGM Growth Properties LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Growth Properties LLC and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related combined and consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 1, 2018

We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Board of Directors of
MGM Growth Properties Operating Partnership LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Growth Properties Operating Partnership LP and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, the related combined and consolidated statements of statements of operations and comprehensive income (loss), cash flows, and partners’ capital, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Tables of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 1, 2018

We have served as the Company's auditor since 2015.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Real estate investments, net	$10,021,938	$9,079,678
Cash and cash equivalents	259,722	360,492
Tenant and other receivables, net	6,385	9,503
Prepaid expenses and other assets	18,487	10,906
Above market lease, asset	44,588	46,161
Total assets	$10,351,120	$9,506,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$3,934,628	$3,621,942
Due to MGM Resorts International and affiliates	962	166
Accounts payable, accrued expenses and other liabilities	10,240	10,478
Above market lease, liability	47,069	47,957
Accrued interest	22,565	26,137
Dividend payable	111,733	94,109
Deferred revenue	127,640	72,322
Deferred income taxes, net	28,544	25,368
Total liabilities	4,283,381	3,898,479
Commitments and contingencies (Note 13)
Shareholders' equity
Class A shares: no par value, 1,000,000,000 shares authorized, 70,896,795 and 57,500,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	1,716,490	1,363,130
Accumulated deficit	(94,948)	(29,758)
Accumulated other comprehensive income	3,108	445
Total Class A shareholders' equity	1,624,650	1,333,817
Noncontrolling interest	4,443,089	4,274,444
Total shareholders' equity	6,067,739	5,608,261
Total liabilities and shareholders' equity	$10,351,120	$9,506,740

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Rental revenue	$675,089	$419,239	$—
Tenant reimbursements and other	90,606	48,309	—
	765,695	467,548	—
Expenses
Depreciation	260,455	220,667	196,816
Property transactions, net	34,022	4,684	6,665
Reimbursable expenses	88,254	68,063	58,473
Amortization of above market lease, net	686	286	—
Acquisition-related expenses	17,304	10,178	—
General and administrative	12,189	9,896	—
	412,910	313,774	261,954
Operating income (loss)	352,785	153,774	(261,954)
Non-operating income (expense)
Interest income	3,907	774	—
Interest expense	(184,175)	(116,212)	—
Other non-operating	(1,621)	(726)	—
	(181,889)	(116,164)	—
Income (loss) before income taxes	170,896	37,610	(261,954)
Provision for income taxes	(4,906)	(2,264)	—
Net income (loss)	165,990	35,346	(261,954)
Less: Net (income) attributable to noncontrolling interest	(124,215)	(5,408)	261,954
Net income attributable to Class A shareholders	$41,775	$29,938	$—

Weighted average Class A shares outstanding:
Basic	61,733,136	57,502,158	N/A
Diluted	61,916,546	57,751,489	N/A

Per Class A share data
Net income per Class A share (basic)	$0.68	$0.52	N/A
Net income per Class A share (diluted)	$0.67	$0.52	N/A

The accompanying notes are an integral part of these combined and consolidated financial statements.

57,751,489

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$165,990	$35,346	$(261,954)
Other comprehensive income
Unrealized gain on cash flow hedges	9,782	1,879	—
Other comprehensive income	9,782	1,879	—
Comprehensive income (loss)	175,772	37,225	(261,954)
Less: Comprehensive income attributable to noncontrolling interests	(131,236)	(6,842)	—
Comprehensive income (loss) attributable to Class A shareholders	$44,536	$30,383	$(261,954)

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$165,990	$35,346	$(261,954)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	260,455	220,667	196,816
Property transactions, net	34,022	4,684	6,665
Amortization and write-off of deferred financing costs and debt discount	12,158	7,195	—
Amortization related to above market lease, net	686	286	—
Provision for income taxes	4,906	2,264	—
Straight-line rental revenues	6,414	(1,739)	—
Amortization of deferred revenue	(2,352)	(80)	—
Share-based compensation	1,336	510	—
Change in operating assets and liabilities:
Tenant and other receivables, net	3,118	(9,503)	—
Prepaid expenses and other assets	(1,537)	6,747	—
Due to MGM Resorts International and affiliates	796	166	—
Accounts payable, accrued expenses and other liabilities	158	5,101	—
Accrued interest	(3,572)	26,137	—
Net cash provided by (used in) operating activities	482,578	297,781	(58,473)
Cash flows from investing activities
Capital expenditures for property and equipment	(488)	(138,987)	(129,308)
MGM National Harbor Transaction	(462,500)	—	—
Net cash used in investing activities	(462,988)	(138,987)	(129,308)
Cash flows from financing activities
Proceeds from issuance of debt	350,000	3,700,000	—
Deferred financing costs	(5,598)	(77,163)	—
Repayment of assumed debt and bridge facilities	(425,000)	(4,544,850)	—
Repayment of debt principal	(41,875)	(16,750)	—
Issuance of Class A shares	404,685	1,207,500	—
Class A share issuance costs	(17,137)	(75,032)	—
Dividends and distributions paid	(385,435)	(150,829)	—
Net cash transfers from Parent	—	158,822	187,781
Net cash provided by (used in) financing activities	(120,360)	201,698	187,781
Cash and cash equivalents
Net increase (decrease) for the period	(100,770)	360,492	—
Balance, beginning of period	360,492	—	—
Balance, end of period	$259,722	$360,492	$—
Supplemental cash flow disclosures
Interest paid	$176,033	$82,880	$—
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$52,995	$72,402	$—
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$111,733	$94,109	$—
MGM National Harbor Transaction net assets acquired	$721,409	$—	$—
Borgata Transaction net assets acquired	$—	$1,273,230	$—

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years ended December 31, 2017, 2016 and 2015
(in thousands, except per share amounts)

	Class A Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Predecessor Net Parent Investment	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2015	$—	$—	$—	$—	$6,127,347	$6,127,347	$—	$6,127,347
Net loss	—	—	—	—	(261,954)	(261,954)	—	(261,954)
Net transfers from Parent	—	—	—	—	193,566	193,566	—	193,566
Balance at December 31, 2015	—	—	—	—	6,058,959	6,058,959	—	6,058,959
Net loss - January 1, 2016 to April 24, 2016	—	—	—	—	(84,383)	(84,383)	—	(84,383)
Assumption of bridge facilities from MGM	—	—	—	—	(4,000,000)	(4,000,000)	—	(4,000,000)
Other contributions from MGM	—	—	—	—	1,893,502	1,893,502	—	1,893,502
Noncontrolling interest and additional paid-in capital effective April 24, 2016	—	201,785	—	—	(3,868,078)	(3,666,293)	3,666,293	—
Issuance of Class A shares	—	1,207,500	—	—	—	1,207,500	—	1,207,500
Initial public offering costs	—	(75,032)	—	—	—	(75,032)	—	(75,032)
Borgata Transaction	—	28,753	—	—	—	28,753	699,626	728,379
Net income - April 25, 2016 to December 31, 2016	—	—	29,938	—	—	29,938	89,791	119,729
Other comprehensive income - cash flow hedges	—	—	—	445	—	445	1,434	1,879
Share-based compensation	—	124	—	—	—	124	386	510
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	2,156	2,156
Dividends and distributions declared and paid	—	—	(59,696)	—	—	(59,696)	(185,242)	(244,938)
Balance at December 31, 2016	—	1,363,130	(29,758)	445	—	1,333,817	4,274,444	5,608,261
Net income	—	—	41,775	—	—	41,775	124,215	165,990
Other comprehensive income - cash flow hedges	—	—	—	2,761	—	2,761	7,021	9,782
MGM National Harbor Transaction	—	19,372	—	11	—	19,383	277,026	296,409
Issuance of Class A shares	—	333,742	(4,125)	(109)	—	329,508	58,040	387,548
Share-based compensation	—	334	—	—	—	334	1,002	1,336
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	1,730	1,730
Dividends and distributions declared and paid	—	—	(102,840)	—	—	(102,840)	(300,219)	(403,059)
Other	—	(88)	—	—	—	(88)	(170)	(258)
Balance at December 31, 2017	$—	$1,716,490	$(94,948)	$3,108	$—	$1,624,650	$4,443,089	$6,067,739

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,
	2017	2016
ASSETS
Real estate investments, net	$10,021,938	$9,079,678
Cash and cash equivalents	259,722	360,492
Tenant and other receivables, net	6,385	9,503
Prepaid expenses and other assets	18,487	10,906
Above market lease, asset	44,588	46,161
Total assets	$10,351,120	$9,506,740

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$3,934,628	$3,621,942
Due to MGM Resorts International and affiliates	962	166
Accounts payable, accrued expenses and other liabilities	10,240	10,478
Above market lease, liability	47,069	47,957
Accrued interest	22,565	26,137
Distribution payable	111,733	94,109
Deferred revenue	127,640	72,322
Deferred income taxes, net	28,544	25,368
Total liabilities	4,283,381	3,898,479
Commitments and contingencies (Note 13)
Partners’ capital
General partner	—	—
Limited partners: 266,030,918 and 242,862,136 Operating Partnership units issued and outstanding as of December 31, 2017 and December 31, 2016, respectively.	6,067,739	5,608,261
Total partners’ capital	6,067,739	5,608,261
Total liabilities and partners’ capital	$10,351,120	$9,506,740

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Rental revenue	$675,089	$419,239	$—
Tenant reimbursements and other	90,606	48,309	—
	765,695	467,548	—
Expenses
Depreciation	260,455	220,667	196,816
Property transactions, net	34,022	4,684	6,665
Reimbursable expenses	88,254	68,063	58,473
Amortization of above market lease, net	686	286	—
Acquisition-related expenses	17,304	10,178	—
General and administrative	12,189	9,896	—
	412,910	313,774	261,954
Operating income (loss)	352,785	153,774	(261,954)
Non-operating income (expense)
Interest income	3,907	774	—
Interest expense	(184,175)	(116,212)	—
Other non-operating	(1,621)	(726)	—
	(181,889)	(116,164)	—
Income (loss) before income taxes	170,896	37,610	(261,954)
Provision for income taxes	(4,906)	(2,264)	—
Net income (loss)	$165,990	$35,346	$(261,954)

Weighted average Operating Partnership units outstanding:
Basic	249,451,258	232,181,070	N/A
Diluted	249,634,668	232,430,401	N/A

Per Operating Partnership unit data
Net income per Operating Partnership unit (basic)	$0.67	$0.52	N/A
Net income per Operating Partnership unit (diluted)	$0.66	$0.52	N/A

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$165,990	$35,346	$(261,954)
Unrealized gain on cash flow hedges	9,782	1,879	—
Comprehensive income (loss)	$175,772	$37,225	$(261,954)

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$165,990	$35,346	$(261,954)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	260,455	220,667	196,816
Property transactions, net	34,022	4,684	6,665
Amortization and write-off of deferred financing costs and debt discount	12,158	7,195	—
Amortization related to above market lease, net	686	286	—
Provision for income taxes	4,906	2,264	—
Straight-line rental revenues	6,414	(1,739)	—
Amortization of deferred revenue	(2,352)	(80)	—
Share-based compensation	1,336	510	—
Change in operating assets and liabilities:
Tenant and other receivables, net	3,118	(9,503)	—
Prepaid expenses and other assets	(1,537)	6,747	—
Due to MGM Resorts International and affiliates	796	166	—
Accounts payable, accrued expenses and other liabilities	158	5,101	—
Accrued interest	(3,572)	26,137	—
Net cash provided by (used in) operating activities	482,578	297,781	(58,473)
Cash flows from investing activities
Capital expenditures for property and equipment	(488)	(138,987)	(129,308)
MGM National Harbor Transaction	(462,500)	—	—
Net cash used in investing activities	(462,988)	(138,987)	(129,308)
Cash flows from financing activities
Proceeds from issuance of debt	350,000	3,700,000	—
Deferred financing costs	(5,598)	(77,163)	—
Repayment of assumed debt and bridge facilities	(425,000)	(4,544,850)	—
Repayment of debt principal	(41,875)	(16,750)	—
Proceeds from issuance of Operating Partnership units by MGP	387,548	1,132,468	—
Distributions paid	(385,435)	(150,829)	—
Net cash transfers from Parent	—	158,822	187,781
Net cash provided by (used in) financing activities	(120,360)	201,698	187,781
Cash and cash equivalents
Net increase (decrease) for the period	(100,770)	360,492	—
Balance, beginning of period	360,492	—	—
Balance, end of period	$259,722	$360,492	$—
Supplemental cash flow disclosures
Interest paid	$176,033	$82,880	$—
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$52,995	$72,402	$—
Accrual of distribution payable to Operating Partnership unit holders	$111,733	$94,109	$—
MGM National Harbor Transaction net assets acquired	$721,409	$—	$—
Borgata Transaction net assets acquired	$—	$1,273,230	$—

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
For the Years ended December 31, 2017, 2016 and 2015
(in thousands, except per unit amounts)

	General Partner	Limited Partners	Predecessor Net Parent Investment	Total Partners' Capital
Balance at January 1, 2015	$—	$—	$6,127,347	$6,127,347
Net loss	—	—	(261,954)	(261,954)
Net transfers from Parent	—	—	193,566	193,566
Balance at December 31, 2015	—	—	6,058,959	6,058,959
Net loss - January 1, 2016 to April 24, 2016	—	—	(84,383)	(84,383)
Assumption of bridge facilities from MGM	—	—	(4,000,000)	(4,000,000)
Other contributions from MGM	—	—	1,893,502	1,893,502
Limited partnership interest effective April 25, 2016	—	3,868,078	(3,868,078)	—
Purchase of Operating Partnership units by MGM	—	1,132,468	—	1,132,468
Borgata Transaction	—	728,379	—	728,379
Net income - April 25, 2016 to December 31, 2016	—	119,729	—	119,729
Other comprehensive income - cash flow hedges	—	1,879	—	1,879
Share-based compensation	—	510	—	510
Deemed contribution - tax sharing agreement	—	2,156	—	2,156
Distributions declared and paid	—	(244,938)	—	(244,938)
Balance at December 31, 2016	—	5,608,261	—	5,608,261
Net income	—	165,990	—	165,990
Other comprehensive income - cash flow hedges	—	9,782	—	9,782
MGM National Harbor Transaction	—	296,409	—	296,409
Issuance of Operating Partnership units	—	387,548	—	387,548
Share-based compensation	—	1,336	—	1,336
Deemed contribution - tax sharing agreement	—	1,730	—	1,730
Distributions declared and paid	—	(403,059)	—	(403,059)
Other	—	(258)	—	(258)
Balance at December 31, 2017	$—	$6,067,739	$—	$6,067,739

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware on October 23, 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership that was formed on January 6, 2016 and acquired by MGP on April 25, 2016 (the “IPO Date”) in connection with MGP's formation transactions, including its initial public offering of Class A shares as discussed further below. The Company has elected be treated as a real estate investment trust ("REIT") commencing with its taxable year ended December 31, 2016.

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

As discussed in Note 3 and Note 9, the Operating Partnership issued additional Operating Partnership units in connection with the Borgata Transaction, the public offering of Class A shares and the MGM National Harbor Transaction. As of December 31, 2017, there were 266,030,918 Operating Partnership units outstanding in the Operating Partnership of which MGM owned 195,134,123 Operating Partnership units or 73.4% of the Operating Partnership units in the Operating Partnership. MGP owns the remaining 26.6% of the Operating Partnership units in the Operating Partnership. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries.

MGP is a publicly traded REIT primarily engaged through its investment in the Operating Partnership in the real property business, which consists of owning, acquiring and leasing large-scale destination entertainment and leisure resorts, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. A wholly owned subsidiary of the Operating Partnership (the “Landlord”) leases all of its real estate properties back to a wholly owned subsidiary of MGM (the “Tenant”) under a master lease agreement (the “Master Lease”).

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying combined and consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

For periods prior to the IPO Date, the accompanying combined and consolidated financial statements of MGP and the Operating Partnership represent the IPO Properties, which were controlled by MGM, and have been determined to be MGP’s and the Operating Partnership’s predecessor for accounting purposes (the “Predecessor”). The accompanying combined and consolidated financial statements include Predecessor financial statements that have been “carved out” of MGM’s consolidated financial statements and reflect significant assumptions and allocations. The financial statements do not fully reflect what the Predecessor’s results of operations, financial position and cash flows would have been if the Predecessor had been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of the future results of operations, financial position and cash flows of MGP or the Operating Partnership.

For periods subsequent to the IPO Date, the accompanying combined and consolidated financial statements of MGP and the Operating Partnership represent the results of operations, financial positions and cash flows of MGP and the Operating Partnership, including their respective subsidiaries. Certain reclassifications have been made to conform the prior period presentation. Property tax expense and property insurance expense were separately classified in prior periods and now are classified within “reimbursable expenses” in the accompanying combined and consolidated statements of operations.

Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The combined and consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries. MGP’s maximum exposure to loss is the carrying value of the assets and liabilities of the Operating Partnership, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The combined and consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, the Landlord, which owns the real estate, a VIE of which the Operating Partnership is the primary beneficiary. The Operating Partnership’s maximum exposure to loss is the carrying value of the assets and liabilities of the Landlord, which represent $10.1 billion of the Operating Partnership’s assets and $209.3 million of the Operating Partnership’s liabilities at December 31, 2017.

For entities not determined to be VIEs, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. All intercompany balances and transactions are eliminated in consolidation.

Noncontrolling interest. MGP presents noncontrolling interest and classifies such interest as a component of consolidated shareholders’ equity, separate from the Company’s Class A shareholders’ equity. Noncontrolling interest in MGP represents Operating Partnership units currently held by subsidiaries of MGM. Net income or loss of the Operating Partnership is allocated to its noncontrolling interest based on the noncontrolling interest’s ownership percentage in the Operating Partnership except for income tax expenses as discussed in Note 8. Ownership percentage is calculated by dividing the number of Operating Partnership units held by the noncontrolling interest by the total Operating Partnership units held by the noncontrolling interest and the Company. Issuance of additional Class A shares and Operating Partnership units changes the ownership interests of both the noncontrolling interest and the Company. Such transactions and the related proceeds are treated as capital transactions.

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

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, real estate impairment assessments, and valuation of derivative financial instruments. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from these estimates.

Real estate investments. Real estate investments consist of land, buildings, improvements and integral equipment. Because the Formation Transactions, the Borgata Transaction, and the MGM National Harbor Transaction (as defined in Note 3) represent transactions between entities under common control, such real estate was initially recorded by the Company at MGM’s historical cost basis, less accumulated depreciation (i.e., there was no change in the basis of the contributed assets), as of the IPO Date and the date of the consummation of the Borgata Transaction and the MGM National Harbor Transaction, respectively. Costs of maintenance and repairs to real estate investments are the responsibility of the Tenant under the Master Lease.

Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, MGM ceases to consolidate MGP, the Company may be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata and National Harbor, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Since the IPO Date, Non-Normal Tenant Improvements were $125.4 million through December 31, 2017.

In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements and integral equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the assets (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques. There were no impairment charges related to long-lived assets recognized during the years ended December 31, 2017, 2016 or 2015.

Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of 90 days or less at the date of acquisition. Such investments are carried at cost, which approximates market value.

Revenue recognition. Rental revenue under the Master Lease is recognized on a straight-line basis over the non-cancelable term and reasonably assured renewal periods, which includes the initial lease term of ten years and all four additional five-year terms under the Master Lease, for all contractual revenues that are determined to be fixed and measurable. The difference between such rental revenue earned and the cash rent due under the provisions of the Master Lease is recorded as deferred rent receivable and included as a component of tenant and other receivables, net or as deferred revenue if cash rent due exceeds rental revenue earned.

Tenant reimbursement revenue arises from costs which the Company is the primary obligor that are required to be paid by the Tenant or reimbursed to the Company pursuant to the Master Lease. This revenue is recognized in the same periods as the expense is incurred.

Deferred revenue. The Company recognizes the cost basis of Non-Normal Tenant Improvements as real estate investments and deferred revenue. The Company depreciates the real estate investments over their estimated useful lives applying the straight-line method and deferred revenue is amortized applying the straight-line method as additional rental revenue over the remaining term of the Master Lease once the related real estate assets are placed in service.

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

Reimbursable expenses. Reimbursable expenses arise from costs which the Company is the primary obligor that are required to be reimbursed or paid directly by Tenant pursuant to the Master Lease including property taxes of the properties and ground lease rent. Reimbursable expenses also includes property insurance in the periods presented prior to the IPO Date.

Acquisition-related expenses. The Company expenses transaction costs associated with acquisitions in the period in which they are incurred. These costs are included in acquisition-related expenses within the combined and consolidated statements of operations.

General and administrative. General and administrative expenses include the salaries and benefits of employees and external consulting costs. In addition, pursuant to a corporate services agreement entered into on the IPO Date between the Operating Partnership and MGM (the “Corporate Services Agreement”), MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services. MGM is reimbursed for all costs it incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement for the year ended December 31, 2017 of $1.6 million. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement from the IPO Date through December 31, 2016 of $0.9 million.

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

Deferred financing costs. Deferred financing costs were incurred in connection with the issuance of the term loan facilities, revolving credit facility and senior notes. Costs incurred in connection with term loan facilities and senior notes are capitalized and offset against the carrying amount of the related indebtedness. Costs incurred in connection with the Operating Partnership’s entrance into the revolving credit facility are capitalized as a component of prepaid expenses and other assets. These costs are amortized over the term of the indebtedness and are included in interest expense in the combined and consolidated statement of operations. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $11.4 million and $7.2 million during the year ended December 31, 2017 and 2016, respectively.

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

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The following table summarizes the fair value of the Company’s other financial instruments as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivative asset - interest rate swaps	$11,306	$—	$11,306	$—

Liabilities:
Senior secured credit facility:
Senior secured term loan A facility	273,750	—	273,750	—
Senior secured term loan B facility	1,822,169	—	1,822,169	—
Senior secured revolving credit facility	—	—	—	—
$1,050 million 5.625% senior notes, due 2024	1,126,125	—	1,126,125	—
$500 million 4.50% senior notes, due 2026	496,250	—	496,250	—
$350 million 4.50% senior notes, due 2028	$345,188		$345,188
	$4,063,482	$—	$4,063,482	$—

The total principal balance of our debt was $4.0 billion at December 31, 2017, with a fair value of $4.1 billion and $3.7 billion at December 31, 2017 and December 31, 2016, respectively. The estimated fair value was estimated using quoted prices for identical or similar liabilities in markets that are not active for each of the Company’s term loan A facility, term loan B facility, revolving credit facility and senior notes. These fair value measurements are considered Level 2 of the fair value hierarchy. Derivative assets and liabilities are carried at fair value. The fair value of interest rate swaps is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap. The Company has determined that the majority of the inputs used to value its derivative assets fall within Level 2 of the fair value hierarchy.

Income taxes. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Reportable segment. The Company’s real estate properties are similar to one another in that they consist of large-scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail, are held by a subsidiary of the Operating Partnership, have similar economic characteristics and are governed under a single Master Lease. As such, the properties are reported as one reportable segment.

Concentrations of credit risk. All of the Company’s real estate properties have been leased to a wholly owned subsidiary of MGM, and all of the Company’s revenues are derived from the Master Lease. MGM is a publicly traded company and is subject to the filing requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Refer to www.edgar.gov for MGM’s publicly available financial information. Management does not believe there are any other significant concentrations of credit risk.

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

In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers (Topic 606) which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods and services. The Company adopted ASC 606 on January 1, 2018 and it did not have a material impact on the Company’s financial statements and footnote disclosures.

NOTE 3 — ACQUISITIONS

MGM National Harbor Transaction. On October 5, 2017, MGP completed the purchase of the long-term leasehold interest and real property improvements associated with MGM National Harbor casino resort (“MGM National Harbor”) for consideration consisting of the assumption of $425 million of debt, which was immediately paid off on the closing date, $462.5 million of cash and the issuance of 9.8 million Operating Partnership units to a subsidiary of MGM. The real estate assets related to MGM National Harbor were leased by the Landlord to the Tenant via an amendment to the Master Lease. As a result, the initial rent under the Master Lease increased by $95 million, $85.5 million of which relates to the base rent for the initial term and the remaining $9.5 million of which relates to the percentage rent. See Note 5 for further discussion of the Master Lease.

The MGM National Harbor Transaction was accounted for as a transaction between entities under common control, and therefore the Company recorded the MGM National Harbor real estate assets at the carryover value of $1.18 billion from MGM. In addition, the Operating Partnership was assigned ground leases for an approximate 23 acres underlying MGM National Harbor, which the terms extends through 2082. Under the terms of the Master Lease, the Tenant is responsible for the rent payments related to the ground leases during the term of the Master Lease.

Borgata Transaction. On August 1, 2016, MGM completed the acquisition of Boyd Gaming Corporation’s ownership interest in Borgata. Concurrently, MGM, MGP, the Operating Partnership, the Landlord and the Tenant completed the transfer of the real estate assets related to Borgata, located at Renaissance Pointe in Atlantic City, New Jersey, from a subsidiary of MGM to the Landlord (the “Borgata Transaction”). A subsidiary of MGM operates Borgata. The consideration that was paid by MGP to a subsidiary of MGM consisted of 27.4 million newly issued Operating Partnership units and the assumption by the Operating Partnership of $545 million of indebtedness from such subsidiary of MGM. The real estate assets related to Borgata were leased by the Landlord to the Tenant via an amendment to the Master Lease. As a result, the initial rent under the Master Lease increased by $100 million, $90 million of which relates to the base rent for the initial term and the remaining $10 million of which relates to the percentage rent. Following the closing of the Borgata Transaction, the base rent under the Master Lease became $585 million for the initial term and the percentage rent became $65 million. See Note 5 for further discussion of the Master Lease.

The Borgata Transaction was accounted for as a transaction between entities under common control, and therefore the Company recorded the Borgata real estate assets at the carryover value of $1.3 billion determined by MGM in its purchase price allocation, along with a related deferred tax liability of $25.3 million. In addition, the Company recognized an above market lease liability and an above market lease asset related to ground leases assigned to the Landlord as part of the Borgata Transaction covering approximately 11 acres partially underlying and adjacent to the Borgata. Under the terms of the Master Lease, the Tenant is responsible for the rent payments related to these ground leases during the term of the Master Lease. The Company amortizes the above market lease liability on a straight-line basis over the terms of the underlying ground leases, which extend through 2070. The Company amortizes the above market lease asset on a straight-line basis over the term of the Master Lease, which extends through 2046 (including reasonably assured renewal periods).

NOTE 4 — REAL ESTATE INVESTMENTS

The carrying value of real estate investments is as follows:

	December 31,
	2017	2016
	(in thousands)
Land	$4,143,513	$4,143,513
Buildings, building improvements, land improvements and integral equipment	8,512,334	7,324,657
	12,655,847	11,468,170
Less: Accumulated depreciation	(2,633,909)	(2,388,492)
	$10,021,938	$9,079,678

NOTE 5 — LEASES

Master Lease. Pursuant to the Master Lease, the Tenant has leased the Company’s real estate properties from the Landlord. The Master Lease is accounted for as an operating lease and has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The Master Lease provides that any extension of its term must apply to all of the real estate under the Master Lease at the time of the extension. The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the Master Lease provides MGP with a right of first offer with respect to MGM’s development property located in Springfield, Massachusetts (the “ROFO Property”), which MGP may exercise should MGM elect to sell this property in the future.

As of December 31, 2017, the annual rent payments under the Master Lease were $756.7 million. Rent under the Master Lease consists of a “base rent” component and a “percentage rent” component. As of December 31, 2017, the base rent represents approximately 90% of the rent payments due under the Master Lease, or $682.2 million, and the percentage rent represents approximately 10% of the rent payments due under the Master Lease, or $74.5 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant (the “Operating Subtenants”), collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the Operating Subtenants, from the leased properties subject to the Master Lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).

In connection with the Borgata Transaction on August 1, 2016, rent under the Master Lease increased by $100 million from the initial rent of $550 million, $90 million of which relates to the base rent for the initial term and the remaining $10 million of which relates to the percentage rent. Following the closing of the Borgata Transaction, the base rent under the Master Lease became $585 million for the initial term and the percentage rent became $65 million, prorated for the remainder of the first lease year after the Borgata Transaction.

In connection with the commencement of the second lease year on April 1, 2017, the base rent under the Master Lease increased to $596.7 million, resulting in total annual rent under the Master Lease of $661.7 million.

In connection with the MGM National Harbor Transaction on October 5, 2017, the base rent under the Master Lease increased to $682.2 million and the percentage rent to $74.5 million, prorated for the remainder of the second lease year, resulting in total annual rent under the Master Lease of $756.7 million. As a result of this transaction, the Master Lease was amended to provide that the initial term with respect to MGM National Harbor ends on August 31, 2024. Thereafter, the initial term of the Master Lease with respect to MGM

National Harbor may be renewed at the option of the Tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the Master Lease or the next renewal term (depending on whether MGM elects to renew the other properties under the Master Lease in connection with the expiration of the initial ten-year term). If, however, the Tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the Master Lease, the Tenant would also lose the right to renew the Master Lease with respect to the rest of the properties when the initial ten-year lease term ends related to the rest of the properties in 2026.

Straight-line rental revenues from the Master Lease for the year ended December 31, 2017 were $675.1 million. The Company also recognized revenue related to tenant reimbursements and other of $90.6 million for the year ended December 31, 2017.

Straight-line rental revenues from the Master Lease for the year ended December 31, 2016 were $419.2 million. Rental revenues from the Master Lease for the year ended December 31, 2016 represents activity from the IPO Date through December 31, 2016. The Company also recognized revenue related to tenant reimbursements and other of $48.3 million for the year ended December 31, 2016.

Under the Master Lease, future non-cancelable minimum rental payments, which are the payments under the initial 10-year term and does not include the four five-year renewal options, are as follows:

Year ending December 31,	(in thousands)
2018	$766,933
2019	780,782
2020	794,907
2021	809,315
2022	757,060
Thereafter	2,461,451
Total	6,370,448

NOTE 6 — DEBT

Debt consists of the following:

	December 31,
	2017	2016
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$273,750	$292,500
Senior secured term loan B facility	1,817,625	1,840,750
Senior secured revolving credit facility	—	—
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
$350 million 4.50% senior notes, due 2028	350,000	—
	3,991,375	3,683,250
Less: Unamortized discount and debt issuance costs	(56,747)	(61,308)
	$3,934,628	$3,621,942

Operating Partnership bridge facilities. In connection with the Formation Transactions, MGM borrowed $4.0 billion under certain bridge facilities, which were subsequently contributed to the Operating Partnership pursuant to the MCA. The Operating Partnership repaid the bridge facilities with a combination of proceeds from its financing transactions described below and the proceeds from MGP’s initial public offering. In connection with the Borgata Transaction, MGM borrowed $545 million under certain bridge facilities, which were subsequently contributed to the Operating Partnership. The Operating Partnership repaid the bridge facilities with a combination of cash on hand and a draw down on its revolving credit facility, which it subsequently refinanced with proceeds from the offering of its senior notes due 2026. In connection with the MGM National Harbor Transaction, the Operating Partnership assumed $425 million of indebtedness, which the Operating Partnership repaid with a combination of cash on hand, proceeds from MGP’s September 2017 equity offering, and proceeds from the offering of its senior notes due 2028.

Operating Partnership credit agreement. On the IPO Date, the Operating Partnership entered into a credit agreement, comprised of a $300 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility and a $600 million senior secured revolving credit facility. The term loan B facility was issued at 99.75% to initial lenders. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The term loan facilities were recorded at cost net of the original issue discount and related borrowing costs. The related original issue discount and the borrowing costs are amortized over the term of the borrowing. The revolving credit facility is recorded at cost. The borrowing costs were capitalized as a component of prepaid expenses and other assets and are amortized over the term of the credit facility. The revolving credit facility and term loan A facility bore interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate is determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 2.25% to 2.75%. The term loan B facility initially bore interest at LIBOR plus 3.25% with a LIBOR floor of 0.75%. On October 26, 2016, the Operating Partnership completed a re-pricing at par of its term loan B facility. As a result of the re-pricing, the term loan B facility bore interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%. In February 2017, MGP's corporate family rating was upgraded which resulted in the Operating Partnership receiving a further reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75%. On May 1, 2017, the Company completed another re-pricing of the Operating Partnership’s term loan B facility. As a result of this re-pricing, the term loan B facility bears interest at LIBOR plus 2.25%, with a LIBOR floor of 0%. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023. As of December 31, 2017, no amounts were drawn on the revolving credit facility. At December 31, 2017, the interest rate on the term loan A facility was 4.32% and the interest rate on the term loan B facility was 3.82%. See Note 7 for further discussion of the Company's interest rate swap agreements related to the term loan B facility.

The credit agreement contains customary representations and warranties, events of default and positive and negative covenants. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP. The revolving credit facility and term loan A facility also require the Operating Partnership to maintain compliance with a maximum secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio, all of which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term. As of December 31, 2017, the Operating Partnership was required to have a senior secured net debt to adjusted total assets ratio of not more than 0.40 to1.00, a total net debt to adjusted total assets ratio of not more than 0.65 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. The Operating Partnership was in compliance with its financial covenants at December 31, 2017.

The revolving credit facility and the term loan facilities are both guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, and secured by a first priority lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, excluding the real estate assets of MGM National Harbor, including mortgages on its real estate, subject to customary exclusions.

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

On August 12, 2016, the Operating Partnership issued $500 million in aggregate principal amount of 4.50% senior notes due 2026. The senior notes will mature on September 1, 2026. Interest on the senior notes is payable on March 1 and September 1 of each year, commencing on March 1, 2017.

On September 7, 2017, the Operating Partnership issued $350 million in aggregate principal amount of 4.50% senior notes due 2028. The senior notes will mature on January 15, 2028. Interest on the senior notes is payable on January 15 and July 15 of each year, commencing on January 15, 2018.

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

Maturities of debt. Maturities of the principal amount of the Company’s debt as of December 31, 2017 are as follows:

Year ending December 31,	(in thousands)
2018	$33,500
2019	33,500
2020	33,500
2021	247,250
2022	18,500
Thereafter	3,625,125
$3,991,375

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes. As of December 31, 2017 and 2016, all of the Company's derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. In May 2017 in connection with the term loan B re-pricing, the Company amended its outstanding interest rate swap agreements. As of December 31, 2017, the Company pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor. As of December 31, 2016, the Company had interest rate swaps with a notional amount of $500 million outstanding with a weighted average fixed rate of 1.825%.

The following table summarizes the fair value and the presentation in the Company’s balance sheet:

		December 31,
	Location on Balance Sheet	2017	2016
		(in thousands)
Interest rate swaps - cash flow hedges	Prepaid expenses and other assets	$11,306	$1,879

Interest rate swaps valued in net unrealized gain positions are recognized as asset balances within the prepaid expenses and other assets. Interest rate swaps valued in net unrealized loss positions are recognized as liability balances within accounts payable, accrued expenses and other liabilities. For the years ended December 31, 2017 and 2016, the amount recorded in other comprehensive income related to the derivative instruments was a net gain of $9.8 million and a net gain of $1.9 million, respectively. There was no material ineffective portion of the change in fair value derivatives. For the years ended December 31, 2017 and 2016, the Company recorded interest expense of $9.2 million and $0.4 million, respectively, related to the swap agreements.

NOTE 8 — INCOME TAXES

The Company elected to be treated as a REIT as defined under Section 856(a) of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, except as described below, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company distributed 100% of its taxable income in the taxable year ended December 31, 2017. Accordingly, for periods subsequent to the IPO Date, the accompanying combined and consolidated financial statements do not reflect a provision for federal income taxes. However, the Company may still be subject to federal excise tax, as well as certain state and local income and franchise taxes.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, and significantly changing the manner in which income from foreign operations are taxed in the U.S.  Given that the Company is not subject to corporate

U.S. federal income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders, changes made by the Tax Act had no impact on the provision for federal income taxes for the year ended December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ACS 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company’s accounting for the Tax Act is complete.

The Landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying combined and consolidated financial statements as if the Landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the Landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the Landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return. No amounts are due to MGM under the tax sharing agreement as of December 31, 2017. Accordingly, the provision for current taxes and the deferred tax liability in the accompanying combined and consolidated financial statements are attributable to noncontrolling interest since the payment of such taxes are the responsibility of MGM.

The Company was included in the consolidated or unitary income tax returns of MGM for all Predecessor periods. In the accompanying financial statements, the Predecessor periods reflect an allocation of income taxes from MGM as if the Company's Predecessor had filed a separate tax return in those periods.

The provision for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Federal:
Current	$—	$—	$—
Deferred	—	—	—
Provision for federal income taxes	$—	$—	$—
State:
Current	$1,729	$2,156	$—
Deferred	3,177	108	—
Provision for state income taxes	$4,906	$2,264	$—

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax statutory rate	35.0%	35.0%	35.0%
Federal valuation allowance	—	—	(35.0)
Income not subject to federal income tax	(35.0)	(35.0)	—
State taxes	2.9	6.0	—
Effective tax rate	2.9%	6.0%	—%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax liability – federal and state
Real estate investments, net	$28,544	$25,368
Total deferred tax liability	$28,544	$25,368

The Company assesses its tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts. The Company currently has no uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were recorded for the years ended December 31, 2017 or December 31, 2016.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All returns are subject to examination by the relevant taxing authorities as of December 31, 2017.

NOTE 9 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP shareholders. On the IPO Date, MGP completed the initial public offering of 57,500,000 of its Class A shares representing limited liability company interests. MGM retained ownership of MGP’s single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class B shareholder is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares. If the holder of the Class B share and its controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%, the Class B share is no longer entitled to any voting rights. To the extent that the Class B share is entitled to majority voting power pursuant to MGP’s operating agreement, MGM may only transfer the Class B share (other than transfers to us and MGM’s controlled affiliates) if and to the extent that such transfer is approved by special approval by an independent conflicts committee, not to be unreasonably withheld. When determining whether to grant such approval, the conflicts committee must take into account the interests of MGP’s Class A shareholders and MGP ahead of the interests of the holder of the Class B share. No par value is attributed to the MGP’s Class A and Class B shares.

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

Operating Partnership capital. On the IPO Date, MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the outstanding Operating Partnership units in the Company. Certain subsidiaries of MGM also acquired 73.3% of the outstanding Operating Partnership units on the IPO Date. As of August 1, 2016, the date of the Borgata Transaction, MGP’s indirect ownership percentage in the Operating Partnership units was reduced to 23.7% and MGM's indirect ownership percentage increased to 76.3%. As of September 11, 2017, as a result of the equity offering noted above, MGP's ownership percentage in the Operating Partnership units increased to 27.7% and MGM's ownership percentage in the Operating Partnership units decreased to 72.3%. As of October 5, 2017, the date of the MGM National Harbor Transaction, MGP’s indirect ownership percentage in the Operating Partnership units reduced to 26.6% and MGM's indirect ownership percentage increased to 73.4%.

MGP dividends and Operating Partnership distributions. The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared and paid by MGP. MGP pays its dividends with the receipt of its share of the Operating Partnership's distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share		Payment Date	Operating Partnership Distribution Amount	MGP Class A Dividend Amount
(in thousands, except per unit and per share amount)
2017
March 15, 2017	March 31, 2017	$0.3875		April 13, 2017	$94,109	$22,281
June 15, 2017	June 30, 2017	$0.3950		July 14, 2017	$95,995	$22,777
September 15, 2017	September 29, 2017	$0.3950		October 13, 2017	$101,222	$28,004
December 15, 2017	December 29, 2017	$0.4200		January 16, 2018	$111,733	$29,777

2016
June 16, 2016	June 30, 2016	$0.2632	(1)	July 15, 2016	$56,720	$15,134
September 15, 2016	September 30, 2016	$0.3875		October 14, 2016	$94,109	$22,281
December 15, 2016	December 30, 2016	$0.3875		January 16, 2017	$94,109	$22,281

(1) Amount is based on a distribution and dividend of $0.3575 per Operating Partnership unit and Class A share for a full quarter.

Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof. For the period from January 1, 2017 through December 31, 2017 our dividend per Class A share attributable to 2017 was $1.5297, characterized as $1.1542 ordinary dividends and $0.3755 non-dividend distributions.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-shareholder changes in equity, or other comprehensive income. Elements of the Company's accumulated other comprehensive income are reported in the accompanying combined and consolidated statement of shareholders' equity. The following table summarizes the changes in accumulated other comprehensive income:

Cash Flow Hedges
(in thousands)
Balance, December 31, 2015	$—
Other comprehensive income before reclassifications	1,521
Amounts reclassified from accumulated other comprehensive income to interest expense	358
Balance, December 31, 2016	1,879
Other comprehensive income before reclassifications	566
Amounts reclassified from accumulated other comprehensive income to interest expense	9,216
Net current period other comprehensive income	9,782
Balance, December 31, 2017	11,661
Other comprehensive loss attributable to noncontrolling interest	(8,553)
Accumulated other comprehensive income attributable to Class A shareholders	$3,108

NOTE 11 — NET INCOME PER CLASS A SHARE

The table below provides net income and the number of Class A shares used in the computations of “basic” net income per share, which utilizes the weighted-average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” net income per share, which includes all such shares. Net income attributable to Class A shares, weighted average Class A shares outstanding and the effect of dilutive securities outstanding are presented for the period subsequent to the IPO Date. Net income per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights in the Company.

	Year Ended December 31, 2017	April 25 - December 31, 2016
	(in thousands, except share and per share amounts)
Basic net income per Class A share
Numerator:
Net income attributable to Class A shares	$41,775	$29,938
Denominator:
Basic weighted average Class A shares outstanding (1)	61,733,136	57,502,158
Basic net income per Class A share	$0.68	$0.52

	Year Ended December 31, 2017	April 25 - December 31, 2016
	(in thousands, except share and per share amounts)
Diluted net income per Class A share
Numerator:
Net income attributable to Class A shares	$41,775	$29,938
Denominator:
Basic weighted average Class A shares outstanding (1)	61,733,136	57,502,158
Effect of dilutive shares for diluted net income per Class A share(2)	183,410	249,331
Weighted average shares for diluted net income per Class A share	61,916,546	57,751,489
Diluted net income per Class A share (3)	$0.67	$0.52

(1)	Includes weighted average deferred share units granted to certain members of the board of directors.

(2)	No shares related to outstanding share-based compensation awards were excluded due to being antidilutive.

(3)	Diluted net income per Class A share does not assume conversion of the Operating Partnership units held by MGM as such conversion would be antidilutive.

NOTE 12 — NET INCOME PER OPERATING PARTNERSHIP UNIT

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

	Year Ended December 31, 2017	April 25 – December 31, 2016
	(in thousands, except unit and per unit amounts)
Basic net income per Operating Partnership unit
Numerator:
Net income	$165,990	$119,729
Denominator:
Basic weighted average Operating Partnership units outstanding (1)	249,451,258	232,181,070
Basic net income per Operating Partnership unit	$0.67	$0.52

	Year Ended December 31, 2017	April 25 – December 31, 2016
	(in thousands, except unit and per unit amounts)
Diluted net income per Operating Partnership unit
Numerator:
Net income	$165,990	$119,729
Denominator:
Basic weighted average Operating Partnership units outstanding (1)	249,451,258	232,181,070
Effect of dilutive units for diluted net income per Operating Partnership unit (2)	183,410	249,331
Weighted average units for diluted net income per Operating Partnership unit	249,634,668	232,430,401
Diluted net income per Operating Partnership unit	$0.66	$0.52

(1)	Includes weighted average deferred share units granted to certain members of the Board of Directors.

(2)	No shares related to outstanding share-based compensation awards were excluded due to being antidilutive.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Ground leases. The Landlord was assigned ground leases in connection with the Borgata Transaction and the MGM National Harbor Transaction, as discussed in Note 3. Such amounts will be paid by the Tenant pursuant to the Master Lease through 2046 (including renewal periods). Non-cancelable minimum lease payments pursuant to the ground leases through 2070 for the Borgata Transaction and through 2082 for the MGM National Harbor Transaction are as follows:

Year ending December 31,	(in thousands)
2018	$16,203
2019	17,585
2020	19,145
2021	23,024
2022	23,024
Thereafter	1,303,098
$1,402,079

Litigation. In the ordinary course of business, from time to time, the Company expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

NOTE 14 — CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by the Operating Partnership and MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of December 31, 2017 and 2016 and for the year ended December 31, 2017 and 2016 are presented below.

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

Comparative information as of and for the year ended December 31, 2015 is not presented because such date and period precede the date at which the Operating Partnership and its subsidiaries were formed. The financial information for all dates and periods preceding the formation of the Operating Partnership and its subsidiaries is solely attributable to the Predecessor, which following the IPO Date, has been combined retrospectively with the Operating Partnership and its subsidiaries for all periods, as discussed in Note 2. Consequently, consolidating financial information for periods preceding the formation of the Operating Partnership and its subsidiaries would be presented entirely within the guarantor column and would be the same as the Operating Partnership's combined financial statements.

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$488	$—	$10,021,450	$—	$10,021,938
Cash and cash equivalents	259,722	—	—	—	259,722
Tenant and other receivables, net	299	—	6,086	—	6,385
Intercompany	1,383,397	—	—	(1,383,397)	—
Prepaid expenses and other assets	18,487	—	—	—	18,487
Investments in subsidiaries	8,479,388	—	—	(8,479,388)	—
Above market lease, asset	—	—	44,588	—	44,588
	$10,141,781	$—	$10,072,124	$(9,862,785)	$10,351,120
Debt, net	3,934,628	—	—	—	3,934,628
Due to MGM Resorts International and affiliates	962	—	—	—	962
Intercompany	—	—	1,383,397	(1,383,397)	—
Accounts payable, accrued expenses, and other liabilities	4,154	—	6,086	—	10,240
Above market lease, liability	—	—	47,069	—	47,069
Accrued interest	22,565	—	—	—	22,565
Distribution payable	111,733	—	—	—	111,733
Deferred revenue	—	—	127,640	—	127,640
Deferred income taxes, net	—	—	28,544	—	28,544
Total liabilities	4,074,042	—	1,592,736	(1,383,397)	4,283,381
General partner	—	—	—	—	—
Limited partners	6,067,739	—	8,479,388	(8,479,388)	6,067,739
Total partners' capital	6,067,739	—	8,479,388	(8,479,388)	6,067,739
Total liabilities and partners' capital	$10,141,781	$—	$10,072,124	$(9,862,785)	$10,351,120

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$—	$—	$9,079,678	$—	$9,079,678
Cash and cash equivalents	360,492	—	—	—	360,492
Tenant and other receivables, net	2,059	—	7,444	—	9,503
Intercompany	880,823	—	—	(880,823)	—
Prepaid expenses and other assets	9,167	—	1,739	—	10,906
Investments in subsidiaries	8,100,942	—	—	(8,100,942)	—
Above market lease, asset	—	—	46,161	—	46,161
	$9,353,483	$—	$9,135,022	$(8,981,765)	$9,506,740
Debt, net	3,621,942	—	—	—	3,621,942
Due to MGM Resorts International and affiliates	—	—	166	—	166
Intercompany	—	—	880,823	(880,823)	—
Accounts payable, accrued expenses, and other liabilities	3,034	—	7,444	—	10,478
Above market lease, liability	—	—	47,957	—	47,957
Accrued interest	26,137	—	—	—	26,137
Distribution payable	94,109	—	—	—	94,109
Deferred revenue	—	—	72,322	—	72,322
Deferred income taxes, net	—	—	25,368	—	25,368
Total liabilities	3,745,222	—	1,034,080	(880,823)	3,898,479
General partner	—	—	—	—	—
Limited partners	5,608,261	—	8,100,942	(8,100,942)	5,608,261
Total partners' capital	5,608,261	—	8,100,942	(8,100,942)	5,608,261
Total liabilities and partners' capital	$9,353,483	$—	$9,135,022	$(8,981,765)	$9,506,740

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$675,089	$—	$675,089
Tenant reimbursements and other	—	—	90,606	—	90,606
	—	—	765,695	—	765,695
Expenses
Depreciation	—	—	260,455	—	260,455
Property transactions, net	—	—	34,022	—	34,022
Reimbursable expenses	—	—	88,254	—	88,254
Amortization of above market lease, net	—	—	686	—	686
Acquisition-related expenses	17,304	—	—	—	17,304
General and administrative	12,189	—	—	—	12,189
	29,493	—	383,417	—	412,910
Operating income (loss)	(29,493)	—	382,278	—	352,785
Equity in earnings of subsidiaries	377,372	—	—	(377,372)	—
Non-operating income (expense)
Interest income	3,907	—	—	—	3,907
Interest expense	(184,175)	—	—	—	(184,175)
Other non-operating	(1,621)	—	—	—	(1,621)
	(181,889)	—	—	—	(181,889)
Income (loss) before income taxes	165,990	—	382,278	(377,372)	170,896
Provision for income taxes	—	—	(4,906)	—	(4,906)
Net income (loss)	$165,990	$—	$377,372	$(377,372)	$165,990

Other comprehensive income (loss)
Net income (loss)	165,990	—	377,372	(377,372)	165,990
Unrealized gain on cash flow hedges	9,782	—	—	—	9,782
Comprehensive income (loss)	$175,772	$—	$377,372	$(377,372)	$175,772

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$419,239	$—	$419,239
Tenant reimbursements and other	—	—	48,309	—	48,309
	—	—	467,548	—	467,548
Expenses
Depreciation	—	—	220,667	—	220,667
Property transactions, net	—	—	4,684	—	4,684
Reimbursable expenses	—	—	68,063	—	68,063
Amortization of above market lease, net	—	—	286	—	286
Acquisition-related expenses	10,178	—	—	—	10,178
General and administrative	9,896	—	—	—	9,896
	20,074	—	293,700	—	313,774
Operating income (loss)	(20,074)	—	173,848	—	153,774
Equity in earnings of subsidiaries	171,584	—	—	(171,584)	—
Non-operating income (expense)
Interest income	774	—	—	—	774
Interest expense	(116,212)	—	—	—	(116,212)
Other non-operating	(726)	—	—	—	(726)
	(116,164)	—	—	—	(116,164)
Income (loss) before income taxes	35,346	—	173,848	(171,584)	37,610
Provision for income taxes	—	—	(2,264)	—	(2,264)
Net income (loss)	$35,346	$—	$171,584	$(171,584)	$35,346

Other comprehensive income (loss)
Net income (loss)	35,346	—	171,584	(171,584)	35,346
Unrealized gain on cash flow hedges	1,879	—	—	—	1,879
Comprehensive income (loss)	$37,225	$—	$171,584	$(171,584)	$37,225

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(198,925)	$—	$681,503	$—	$482,578
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	(488)	—	—	—	(488)
MGM National Harbor transaction	(462,500)	—	—	—	(462,500)
Net cash used in investing activities	(462,988)	—	—	—	(462,988)
Cash flows from financing activities
Proceeds from issuance of debt	350,000	—	—	—	350,000
Deferred financing costs	(5,598)	—	—	—	(5,598)
Repayment of assumed debt	(425,000)	—	—	—	(425,000)
Repayment of debt principal	(41,875)	—	—	—	(41,875)
Proceeds from purchase of Operating Partnership units by MGP	387,548	—	—	—	387,548
Distributions paid	(385,435)	—	—	—	(385,435)
Cash received by Parent on behalf of Guarantor Subsidiaries	681,503	—	(681,503)	—	—
Net cash provided by financing activities	561,143	—	(681,503)	—	(120,360)
Cash and cash equivalents
Net decrease for the period	(100,770)	—	—	—	(100,770)
Balance, beginning of period	360,492	—	—	—	360,492
Balance, end of period	$259,722	$—	$—	$—	$259,722

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(99,884)	$—	$397,665	$—	$297,781
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	—	—	(138,987)	—	(138,987)
Net cash used in investing activities	—	—	(138,987)	—	(138,987)
Cash flows from financing activities
Proceeds from issuance of debt	3,700,000	—	—	—	3,700,000
Deferred financing costs	(77,163)	—	—	—	(77,163)
Repayment of bridge facilities	(4,544,850)	—	—	—	(4,544,850)
Repayment of debt principal	(16,750)	—	—	—	(16,750)
Proceeds from purchase of Operating Partnership units by MGP	1,132,468	—	—	—	1,132,468
Distributions paid	(150,829)	—	—	—	(150,829)
Cash received by Parent on behalf of Guarantor Subsidiaries	417,500	—	(417,500)	—	—
Net cash transfers from Parent	—	—	158,822	—	158,822
Net cash provided by financing activities	460,376	—	(258,678)	—	201,698
Cash and cash equivalents
Net increase for the period	360,492	—	—	—	360,492
Balance, beginning of period	—	—	—	—	—
Balance, end of period	$360,492	$—	$—	$—	$360,492

NOTE 15 — MGP SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2017
Revenues	$183,899	$184,456	$182,798	$214,542	$765,695
Operating income	92,022	90,167	89,378	81,218	352,785
Net income	46,692	43,875	43,700	31,723	165,990
Net income attributable to Class A shareholders	11,348	10,680	11,025	8,722	41,775
Net income per Class A share (basic)	$0.20	$0.19	$0.18	$0.12	$0.68
Net income per Class A share (diluted)	$0.20	$0.18	$0.18	$0.12	$0.67
2016
Revenues	$—	$110,903	$172,499	$184,146	$467,548
Operating income (loss)	(67,970)	39,193	86,792	95,759	153,774
Net income (loss)	(67,970)	9,646	42,671	50,999	35,346
Net income attributable to Class A shareholders	—	6,953	10,591	12,394	29,938
Net income per Class A share (basic)	N/A	$0.12	$0.18	$0.22	$0.52
Net income per Class A share (diluted)	N/A	$0.12	$0.18	$0.21	$0.52

Because net income per Class A share amounts are calculated using the weighted average number of basic and dilutive Class A shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total net income per Class A share amounts for the year. The following sections list certain items affecting comparability of quarterly and year-to-date results and related per share amounts. Additional information related to these items is included elsewhere in the notes to the accompanying financial statements.

In the fourth quarter of 2017, on October 5, 2017, MGM, MGP, the Operating Partnership, the Landlord and the Tenant completed the MGM National Harbor Transaction. The real estate assets related to MGM National Harbor were leased by the Landlord to the Tenant via an amendment to the Master Lease. As a result, the initial rent under the Master Lease increased by $95 million, $85.5 million of which relates to the base rent for the remainder of the 2017 lease year and the remaining $9.5 million of which relates to the percentage rent.

In the second quarter of 2016, on the IPO Date the Company completed the Formation Transactions, including its initial public offering and the commencement of the Master Lease. In the third quarter of 2016, on August 1, 2016, MGM, MGP, the Operating
Partnership, the Landlord and the Tenant completed the Borgata Transaction. The real estate assets related to Borgata were leased by the Landlord to the Tenant via an amendment to the Master Lease. As a result, the initial rent under the Master Lease increased by $100 million, $90 million of which relates to the base rent for the initial lease year and the remaining $10 million of which relates to the percentage rent.

NOTE 16 — OPERATING PARTNERSHIP SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(in thousands, except per unit data)
2017
Revenues	$183,899	$184,456	$182,798	$214,542	$765,695
Operating income	92,022	90,167	89,378	81,218	352,785
Net income	46,692	43,875	43,700	31,723	165,990
Net income per Operating Partnership unit (basic)	$0.19	$0.18	$0.18	$0.12	$0.67
Net income per Operating Partnership unit (diluted)	$0.19	$0.18	$0.18	$0.12	$0.66
2016
Revenues	$—	$110,903	$172,499	$184,146	$467,548
Operating income (loss)	(67,970)	39,193	86,792	95,759	153,774
Net income (loss)	(67,970)	9,646	42,671	50,999	35,346
Net income per Operating Partnership unit (basic)	N/A	$0.12	$0.18	$0.21	$0.52
Net income per Operating Partnership unit (diluted)	N/A	$0.12	$0.18	$0.21	$0.52

See Note 15 for a discussion of items affecting comparability for the years ended December 31, 2017 and 2016, which are the same for the Operating Partnership.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM Growth Properties LLC

By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer
(Principal Executive Officer)

Dated: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer (Principal Executive Officer)	March 1, 2018
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2018
Andy H. Chien
/S/ JAMES J. MURREN	Chairman of the Board	March 1, 2018
James J. Murren
/S/ ELISA GOIS	Director	March 1, 2018
Elisa Gois
/S/ WILLIAM J. HORNBUCKLE	Director	March 1, 2018
William J. Hornbuckle
/S/ JOHN M. MCMANUS	Director	March 1, 2018
John M. McManus
/S/ MICHAEL RIETBROCK	Director	March 1, 2018
Michael Rietbrock
/S/ THOMAS ROBERTS	Director	March 1, 2018
Thomas Roberts
/S/ ROBERT SMITH	Director	March 1, 2018
Robert Smith
/S/ DANIEL J. TAYLOR	Director	March 1, 2018
Daniel J. Taylor

SIGNATURES

Pursuant to the requirements of Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada, on March 1, 2018 .

MGM Growth Properties Operating Partnership LP

By:	MGM Growth Properties OP GP LLC
By:	/s/ JAMES C. STEWART
Name: James C. Stewart
Title: Chief Executive Officer

Dated: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer	March 1, 2018
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer	March 1, 2018
Andy H. Chien
/S/ JAMES J. MURREN	Manager	March 1, 2018
James J. Murren
/S/ WILLIAM J. HORNBUCKLE	Manager	March 1, 2018
William J. Hornbuckle

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2017

		Acquisition Costs(a)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period(b)
Property(c)	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Year Acquired	Useful Life (d)
Investment Properties:
New York-New York	e	$149,984	$484,001	$—	$—	$149,984	$484,738	$634,722	$(282,949)	2016	f
The Mirage	e	1,017,562	760,222	—	—	1,017,562	759,386	1,776,948	(467,094)	2016	f
Mandalay Bay	e	1,199,785	1,882,381	—	—	1,199,785	1,873,959	3,073,744	(681,192)	2016	f
Luxor	e	440,685	710,796	—	—	440,685	705,909	1,146,594	(327,832)	2016	f
Excalibur	e	814,805	342,685	—	43,350	814,805	383,754	1,198,559	(131,675)	2016	f
Monte Carlo	e	291,035	376,625	—	82,048	291,035	391,103	682,138	(146,147)	2016	f
Beau Rivage	e	104,945	561,457	—	—	104,945	560,404	665,349	(241,814)	2016	f
MGM Grand Detroit	e	52,509	597,324	—	—	52,509	597,324	649,833	(161,804)	2016	f
Gold Strike Tunica	e	3,609	179,146	—	—	3,609	178,673	182,282	(83,720)	2016	f
Borgata	e	35,568	1,264,432	—	—	35,568	1,256,189	1,291,757	(64,322)	2016	f
MGM National Harbor	—	—	1,183,909	—	—	—	1,220,292	1,220,292	(36,383)	2017	f
The Park	e	33,026	101,353	—	—	33,026	100,115	133,141	(8,977)	2016	f
		4,143,513	8,444,331	—	125,398	4,143,513	8,511,846	12,655,359	(2,633,909)
Corporate Property:
MGP Corporate Office	e	—	488	—	—	—	488	488	—	2017	f
		$4,143,513	$8,444,819	$—	$125,398	$4,143,513	$8,512,334	$12,655,847	$(2,633,909)

(a)
Represents the net carrying value of the IPO Properties on the IPO Date and the real estate assets of Borgata and MGM National Harbor on their respective acquisition dates by the Operating Partnership.

(b)	The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $8.7 billion.

(c)
All of the properties are large-scale destination entertainment and gaming-related properties, with the exception of The Park and MGP Corporate Office. See “Item 1 — Business — Our Properties” for additional detail about our properties.

(d)
We have omitted the date of construction of our properties on the basis that compiling this disclosure on a site-by-site basis would be impracticable because the majority of the real estate assets were constructed by other companies that were later acquired by MGM and then ultimately acquired by MGP on the IPO Date.

(e)	The assets comprising these Properties collectively secure the entire amount of the Operating Partnership's senior secured credit facility.

(f)	Depreciation is computed based on the following estimated useful lives:

Buildings and building improvements	20 to 40 years
Land improvements	10 to 20 years
Fixtures and integral equipment	3 to 20 years

Reconciliation of Real Estate

	2017	2016
Balance at beginning of year	$11,468,170	$9,965,185
Additions (1)	1,273,288	1,511,390
Impairments	—	—
Dispositions and write-offs	(85,611)	(8,405)
Balance at end of year	$12,655,847	$11,468,170

(1)	Includes $1.2 billion resulting from the Operating Partnership's acquisition of MGM National Harbor from MGM. See “Note 3 — Acquisitions — MGM National Harbor Transaction for additional details.”

Reconciliation of Accumulated Depreciation

	2017	2016
Balance at beginning of year	$(2,388,492)	$(2,171,546)
Depreciation expense	(260,455)	(220,667)
Property transactions, net	(34,022)	—
Dispositions and write-offs	85,443	3,721
MGM National Harbor Transaction	(36,383)	—
Balance at end of year	$(2,633,909)	$(2,388,492)