Form 10-Q
period 2018-03-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2018-05-04
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

MGM Growth Properties LLC

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Small reporting company	Emerging growth company

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

MGM Growth Properties LLC     Yes            No    X
MGM Growth Properties Operating Partnership LP      Yes            No    X

As of May 1, 2018, 70,907,219 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of March 31, 2018, MGP owned approximately 26.6% of the Operating Partnership units in the Operating Partnership. The remaining approximately 73.4% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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
The presentation of noncontrolling interest, shareholders’ equity and partners’ capital are the main areas of difference between the condensed consolidated financial statements of MGP and those of the Operating Partnership. The Operating Partnership units held by subsidiaries of MGM are accounted for as partners’ capital in the Operating Partnership’s condensed consolidated financial statements and as noncontrolling interest within equity in MGP’s condensed consolidated financial statements. The Operating Partnership units held by MGP in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s condensed consolidated financial statements and within Class A shareholders’ equity in MGP’s condensed consolidated financial statements. The differences in the presentations between shareholders’ equity and partners’ capital result from the differences in the equity issued at the MGP and Operating Partnership levels.
To help investors understand the significant differences between MGP and the Operating Partnership, this report presents the condensed consolidated financial statements separately for MGP and the Operating Partnership.
As the sole beneficial owner of MGM Growth Properties OP GP LLC, which is the sole general partner with control of the Operating Partnership, MGP consolidates the Operating Partnership for financial reporting purposes, and it does not have any assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of MGP and the Operating Partnership are the same on their respective condensed consolidated financial statements. The separate discussions of MGP and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a condensed consolidated basis and how management operates the Company.

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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate investments, net	$9,949,410	$10,021,938
Cash and cash equivalents	280,117	259,722
Tenant and other receivables, net	2,337	6,385
Prepaid expenses and other assets	33,936	18,487
Above market lease, asset	44,194	44,588
Total assets	$10,309,994	$10,351,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Debt, net	$3,925,203	$3,934,628
Due to MGM Resorts International and affiliates	302	962
Accounts payable, accrued expenses and other liabilities	4,596	10,240
Above market lease, liability	46,847	47,069
Accrued interest	30,515	22,565
Dividend and distribution payable	111,733	111,733
Deferred revenue	129,708	127,640
Deferred income taxes, net	28,544	28,544
Total liabilities	4,277,448	4,283,381
Commitments and contingencies (Note 11)
Shareholders’ equity
Class A shares: no par value, 1,000,000,000 shares authorized, 70,896,795 shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,716,700	1,716,490
Accumulated deficit	(108,895)	(94,948)
Accumulated other comprehensive income	7,466	3,108
Total Class A shareholders’ equity	1,615,271	1,624,650
Noncontrolling interest	4,417,275	4,443,089
Total shareholders’ equity	6,032,546	6,067,739
Total liabilities and shareholders’ equity	$10,309,994	$10,351,120
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental revenue	$186,563	$163,177
Tenant reimbursements and other	29,276	20,722
	215,839	183,899
Expenses
Depreciation	68,991	61,684
Property transactions, net	4,086	6,855
Reimbursable expenses	28,360	20,487
Amortization of above market lease, net	171	171
Acquisition-related expenses	541	—
General and administrative	3,908	2,680
	106,057	91,877
Operating income	109,782	92,022
Non-operating income (expense)
Interest income	1,032	678
Interest expense	(49,230)	(44,636)
Other non-operating expenses	(2,184)	(134)
	(50,382)	(44,092)
Income before income taxes	59,400	47,930
Provision for income taxes	(1,231)	(1,238)
Net income	58,169	46,692
Less: Net (income) attributable to noncontrolling interest	(42,339)	(35,344)
Net income attributable to Class A shareholders	$15,830	$11,348

Weighted average Class A shares outstanding:
Basic	70,970,141	57,506,195
Diluted	71,130,920	57,784,240

Net income per Class A share (basic)	$0.22	$0.20
Net income per Class A share (diluted)	$0.22	$0.20

Dividends declared per Class A share	$0.4200	$0.3875
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$58,169	$46,692
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges, net	16,355	(634)
Other comprehensive income (loss)	16,355	(634)
Comprehensive income	74,524	46,058
Less: Comprehensive (income) attributable to noncontrolling interests	(54,336)	(34,860)
Comprehensive income attributable to Class A shareholders	$20,188	$11,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$58,169	$46,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,991	61,684
Property transactions, net	4,086	6,855
Amortization of deferred financing costs and debt discount	2,974	2,806
Loss on retirement of debt	1,018	—
Amortization related to above market lease, net	171	171
Provision for income taxes	1,231	1,238
Straight-line rental revenues	2,612	(677)
Amortization of deferred revenue	(916)	(235)
Share-based compensation	384	188
Changes in operating assets and liabilities:
Tenant and other receivables, net	4,048	4,891
Prepaid expenses and other assets	407	(704)
Due to MGM Resorts International and affiliates	(660)	650
Accounts payable, accrued expenses and other liabilities	(5,241)	(5,249)
Accrued interest	7,950	881
Net cash provided by operating activities	145,224	119,191
Cash flows from investing activities
Capital expenditures for property and equipment	(177)	—
Net cash used in investing activities	(177)	—
Cash flows from financing activities
Deferred financing costs	(4,544)	(526)
Repayment of debt principal	(8,375)	(16,750)
Dividends and distributions paid	(111,733)	(94,109)
Net cash used in financing activities	(124,652)	(111,385)
Cash and cash equivalents
Net increase for the period	20,395	7,806
Balance, beginning of period	259,722	360,492
Balance, end of period	$280,117	$368,298
Supplemental cash flow disclosures
Interest paid	$38,171	$40,949
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$372	$8,480
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$111,733	$94,109
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate investments, net	$9,949,410	$10,021,938
Cash and cash equivalents	280,117	259,722
Tenant and other receivables, net	2,337	6,385
Prepaid expenses and other assets	33,936	18,487
Above market lease, asset	44,194	44,588
Total assets	$10,309,994	$10,351,120

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$3,925,203	$3,934,628
Due to MGM Resorts International and affiliates	302	962
Accounts payable, accrued expenses and other liabilities	4,596	10,240
Above market lease, liability	46,847	47,069
Accrued interest	30,515	22,565
Distribution payable	111,733	111,733
Deferred revenue	129,708	127,640
Deferred income taxes, net	28,544	28,544
Total liabilities	4,277,448	4,283,381
Commitments and contingencies (Note 11)
Partners' capital
General partner	—	—
Limited partners: 266,030,918 Operating Partnership units issued and outstanding as of March 31, 2018 and December 31, 2017	6,032,546	6,067,739
Total partners' capital	6,032,546	6,067,739
Total liabilities and partners’ capital	$10,309,994	$10,351,120
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental revenue	$186,563	$163,177
Tenant reimbursements and other	29,276	20,722
	215,839	183,899
Expenses
Depreciation	68,991	61,684
Property transactions, net	4,086	6,855
Reimbursable expenses	28,360	20,487
Amortization of above market lease, net	171	171
Acquisition-related expenses	541	—
General and administrative	3,908	2,680
	106,057	91,877
Operating income	109,782	92,022
Non-operating income (expense)
Interest income	1,032	678
Interest expense	(49,230)	(44,636)
Other non-operating expenses	(2,184)	(134)
	(50,382)	(44,092)
Income before income taxes	59,400	47,930
Provision for income taxes	(1,231)	(1,238)
Net income	58,169	46,692

Weighted average Operating Partnership units outstanding:
Basic	266,104,264	242,868,331
Diluted	266,265,043	243,146,376

Net income per Operating Partnership unit (basic)	$0.22	$0.19
Net income per Operating Partnership unit (diluted)	$0.22	$0.19

Distributions declared per Operating Partnership unit	$0.4200	$0.3875
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$58,169	$46,692
Unrealized gain (loss) on cash flow hedges, net	16,355	(634)
Comprehensive income	$74,524	$46,058
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$58,169	$46,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,991	61,684
Property transactions, net	4,086	6,855
Amortization of deferred financing costs and debt discount	2,974	2,806
Loss on retirement of debt	1,018	—
Amortization related to above market lease, net	171	171
Provision for income taxes	1,231	1,238
Straight-line rental revenues	2,612	(677)
Amortization of deferred revenue	(916)	(235)
Share-based compensation	384	188
Changes in operating assets and liabilities:
Tenant and other receivables, net	4,048	4,891
Prepaid expenses and other assets	407	(704)
Due to MGM Resorts International and affiliates	(660)	650
Accounts payable, accrued expenses and other liabilities	(5,241)	(5,249)
Accrued interest	7,950	881
Net cash provided by operating activities	145,224	119,191
Cash flows from investing activities
Capital expenditures for property and equipment	(177)	—
Net cash used in investing activities	(177)	—
Cash flows from financing activities
Deferred financing costs	(4,544)	(526)
Repayment of debt principal	(8,375)	(16,750)
Distributions paid	(111,733)	(94,109)
Net cash used in financing activities	(124,652)	(111,385)
Cash and cash equivalents
Net increase for the period	20,395	7,806
Balance, beginning of period	259,722	360,492
Balance, end of period	$280,117	$368,298
Supplemental cash flow disclosures
Interest paid	$38,171	$40,949
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$372	$8,480
Accrual of distribution payable to Operating Partnership unit holders	$111,733	$94,109
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware on October 23, 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership that was formed on January 6, 2016 and acquired by MGP on April 25, 2016. The Company has elected to be treated as a real estate investment trust ("REIT") commencing with its taxable year ended December 31, 2016.

MGP is a publicly traded REIT engaged through its investment in the Operating Partnership in the real property business, which primarily consists of owning, acquiring and leasing large-scale destination entertainment and leisure resorts, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. MGM Resorts International (“MGM” or the “Parent”) is a Delaware corporation that acts largely as a holding company and, through its subsidiaries, owns and operates large-scale destination entertainment and leisure resorts. Pursuant to a master lease agreement (the “Master Lease”), a subsidiary of the Operating Partnership (the “Landlord”) leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo (which was rebranded as Park MGM in May 2018), Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor back to a subsidiary of MGM (the “Tenant”).

    As of March 31, 2018, there were 266,030,918 Operating Partnership units outstanding in the Operating Partnership of which MGM owned 195,134,123 or 73.4% and MGP owns the remaining 26.6%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights, and is consolidated by MGM.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Certain reclassifications have been made to conform the prior period presentation. Property tax expense and property insurance expense were separately classified in prior periods and are now classified within “reimbursable expenses” in the accompanying condensed consolidated statements of operations.

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.
Variable Interest Entities. The condensed consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries. MGP’s maximum exposure to loss is the carrying value of the assets and liabilities of the Operating Partnership, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The condensed consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, the Landlord, which owns the real estate, a VIE of which the Operating Partnership is the primary beneficiary. The Operating Partnership’s maximum exposure to loss is the carrying value of the assets and liabilities of the Landlord, which represent $10 billion of the Operating Partnership’s assets and $207 million of the Operating Partnership’s liabilities at March 31, 2018.

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
Real estate investments. Real estate investments consist of land, buildings, improvements and integral equipment. The contribution or acquisition of the real property by the Operating Partnership from MGM represent transactions between entities under common control, such real estate was initially recorded by the Company at MGM’s historical cost basis, less accumulated depreciation (i.e., there was no change in the basis of the contributed assets), as of the contribution or acquisition dates. Costs of maintenance and repairs to real estate investments are the responsibility of the Tenant under the Master Lease.
Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Inception-to-date Non-Normal Tenant Improvements were $125.8 million through March 31, 2018.
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
Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 2.1% and 2.6% for the three months ended March 31, 2018 and March 31, 2017, respectively. The provision for current taxes and the deferred tax liability in the accompanying financial statements are attributable to noncontrolling interest since the payment of such taxes are the responsibility of MGM.

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

In 2016 and 2018, the FASB issued ASC 842 “Leases (Topic 842),” which replaces the existing guidance in ASC 840, “Leases.” ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact the adoption of ASC 842 will have on its consolidated financial statements and footnote disclosures.

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

NOTE 3 — REAL ESTATE INVESTMENTS
The carrying value of real estate investments is as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Land	$4,143,513	$4,143,513
Buildings, building improvements, land improvements and integral equipment	8,490,592	8,512,334
	12,634,105	12,655,847
Less: Accumulated depreciation	(2,684,695)	(2,633,909)
	$9,949,410	$10,021,938

NOTE 4 — MASTER LEASE
Pursuant to the Master Lease, the Tenant has leased the Company’s real estate properties. The Master Lease is accounted for as an operating lease and has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant.

As of March 31, 2018, the annual rent payments under the Master Lease were $756.7 million. The second 2.0% fixed annual rent escalator went into effect on April 1, 2018, resulting in annual rent payments of $770.3 million for the third lease year.

Rental revenues from the Master Lease for the three months ended March 31, 2018 and 2017 were $186.6 million and $163.2 million, respectively. The Company also recognized revenue related to tenant reimbursements and other of $29.3 million and $20.7 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 — DEBT
Debt consists of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$270,000	$273,750
Senior secured term loan B facility	1,813,000	1,817,625
Senior secured revolving credit facility	—	—
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
$350 million 4.50% senior notes, due 2028	350,000	350,000
	3,983,000	3,991,375
Less: Unamortized discount and debt issuance costs	(57,797)	(56,747)
	$3,925,203	$3,934,628
Operating Partnership credit agreement. At March 31, 2018, the Operating Partnership senior credit facility consisted of a $270.0 million term loan A facility, a $1.8 billion term loan B facility, and a $600 million revolving credit facility. The revolving credit facility and term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 2.25% to 2.75%. The revolving credit facility and the term loan A facility will mature in April 2021. The term loan B facility bore interest at LIBOR plus 2.25% with a LIBOR floor of 0% and on March 23, 2018, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.00%. The repricing also included an extension of the maturity of the term loan B facility by 2 years to March 23, 2025 and was repriced at a price of 99.75%.  In addition, the Operating Partnership will receive a further reduction in pricing to LIBOR plus 1.75% upon a corporate rating upgrade by either S&P or Moody's.  The effectiveness of the extension is subject to certain conditions, which are expected to occur in May 2018.

The Operating Partnership permanently repaid $4 million of the term loan A facility and $5 million of the term loan B facility in the three months ended March 31, 2018, in accordance with the scheduled amortization. At March 31, 2018, the interest rate on the term loan A facility was 4.38% and the interest rate on the term loan B facility was 3.88%. No amounts have been drawn on the revolving credit facility.
See Note 6 for further discussion of the Company's interest rate swap agreements related to the term loan B facility.
The revolving credit facility and term loan A facility also require the Operating Partnership to maintain compliance with a maximum secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio, all of which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term. As of March 31, 2018, the Operating Partnership was required to have a senior secured net debt to adjusted total assets ratio of not more than 0.40 to1.00, a total net debt to adjusted total assets ratio of not more than 0.65 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. The Operating Partnership was in compliance with its financial covenants at March 31, 2018.
Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $4.0 billion and $4.1 billion at March 31, 2018 and December 31, 2017, respectively. Fair value was estimated using quoted prices for identical or similar liabilities in markets that are not active (level 2 inputs).

Deferred financing costs.  The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $3.0 million and $2.8 million and during the three months ended March 31, 2018 and March 31, 2017, respectively.

NOTE 6 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. In May 2017 in connection with the term loan B re-pricing, the Company amended its outstanding interest rate swap agreements. As of March 31, 2018 and December 31, 2017, the Company pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor. As of March 31, 2018 and December 31, 2017, all of the Company's derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting.

The fair values of the Company's interest rate swaps are $27.5 million and $11.3 million as of March 31, 2018 and December 31, 2017, respectively based upon the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap (level 2 inputs). Interest rate swaps valued in net unrealized gain positions are recognized as asset balances within the prepaid expenses and other assets. Interest rate swaps valued in net unrealized loss positions are recognized as liability balances within accounts payable, accrued expenses and other liabilities. For the three months ended March 31, 2018 and 2017, the amount recorded in other comprehensive income related to the derivative instruments was a net unrealized gain of $16.4 million and a net unrealized loss of $0.6 million, respectively. There was no material ineffective portion of the change in fair value derivatives. For the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $0.8 million and $2.7 million, respectively, related to the swap agreements.

NOTE 7 — SHAREHOLDERS’ EQUITY AND PARTNERS' CAPITAL

MGP dividends and Operating Partnership distributions. The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared and paid by MGP for the three months ended March 31, 2018 and March 31, 2017. MGP pays its dividends with the receipt of its share of the Operating Partnership's distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date	Operating Partnership Distribution	MGP Class A Dividend
(in thousands, except per unit and per share amount)
2018
March 15, 2018	March 30, 2018	$0.4200	April 15, 2018	$111,733	$29,777

2017
March 15, 2017	March 31, 2017	$0.3875	April 13, 2017	$94,109	$22,281

Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof.

The following table presents MGP's changes in shareholders' equity for the three months ended March 31, 2018:

	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in thousands)
Balance at December 31, 2017	$1,624,650	$4,443,089	$6,067,739
Net income - January 1, 2018 to March 31, 2018	15,830	42,339	58,169
Other comprehensive income - cash flow hedges	4,358	11,997	16,355
Share-based compensation	102	282	384
Deemed contribution - tax sharing agreement	—	1,231	1,231
Dividends and distributions declared	(29,777)	(81,956)	(111,733)
Other	108	293	401
Balance at March 31, 2018	$1,615,271	$4,417,275	$6,032,546

The following table presents the Operating Partnership's changes in partners' capital for the three months ended March 31, 2018:

	General Partner	Limited Partners	Total Partners' Capital
	(in thousands)
Balance at December 31, 2017	$—	$6,067,739	$6,067,739
Net income - January 1, 2018 to March 31, 2018	—	58,169	58,169
Other comprehensive income - cash flow hedges	—	16,355	16,355
Share-based compensation	—	384	384
Deemed contribution - tax sharing agreement	—	1,231	1,231
Distributions declared	—	(111,733)	(111,733)
Other	—	401	401
Balance at March 31, 2018	$—	$6,032,546	$6,032,546

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-shareholder changes in equity, or other comprehensive income. The following table summarizes the changes in accumulated other comprehensive income by component for the three months ended March 31, 2018:

Cash Flow Hedges
(in thousands)
Balance at December 31, 2017	$11,661
Other comprehensive income before reclassifications	15,510
Amounts reclassified from accumulated other comprehensive income to interest expense	845
Net current period other comprehensive income	16,355
Balance at March 31, 2018	28,016
Accumulated other comprehensive income attributable to noncontrolling interest	(20,550)
Accumulated other comprehensive income attributable to Class A shareholders	$7,466

NOTE 9 — NET INCOME PER CLASS A SHARE

The table below provides basic net income and per Class A share, which utilizes the weighted-average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” net income per share, which includes all such shares. Net income attributable to Class A shares, weighted average Class A shares outstanding and the effect of dilutive securities outstanding are presented for the three months ended March 31, 2018 and March 31, 2017. Net income per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Basic net income per share
Numerator:
Net income attributable to Class A shares	$15,830	$11,348
Denominator:
Basic weighted average Class A shares outstanding (1)	70,970,141	57,506,195
Basic net income per Class A share	$0.22	$0.20

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Diluted net income per share
Numerator:
Net income attributable to Class A shares	$15,830	$11,348
Denominator:
Basic weighted average Class A shares outstanding (1)	70,970,141	57,506,195
Effect of dilutive shares for diluted net income per Class A share (2)	160,779	278,045
Weighted average shares for diluted net income per Class A share	71,130,920	57,784,240
Diluted net income per Class A share (3)	$0.22	$0.20

(1) Includes weighted average deferred share units granted to certain members of the board of directors.
(2) No shares related to outstanding share-based compensation awards were excluded due to being antidilutive.
(3) Diluted net income per Class A share does not assume conversion of the Operating Partnership units held by MGM as such conversion would be antidilutive.

NOTE 10 — NET INCOME PER OPERATING PARTNERSHIP UNIT

The table below provides basic net income per Operating Partnership unit, which utilizes the weighted-average number of Operating Partnership units outstanding without regard to dilutive potential Operating Partnership units, and “diluted” net income per Operating Partnership units, which includes all such Operating Partnership units. Net income attributable to Operating Partnership units, weighted average Operating Partnership units outstanding and the effect of dilutive securities outstanding are presented for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Basic net income per Operating Partnership unit
Numerator:
Net income	$58,169	$46,692
Denominator:
Basic weighted average Operating Partnership units outstanding (1)	266,104,264	242,868,331
Basis net income per Operating Partnership unit	$0.22	$0.19

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Diluted net income per Operating Partnership unit
Numerator:
Net income	$58,169	46,692
Denominator:
Basic weighted average Operating Partnership units outstanding (1)	266,104,264	242,868,331
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	160,779	278,045
Weighted average shares for diluted net income per Operating Partnership unit	266,265,043	243,146,376
Diluted net income per Operating Partnership unit	$0.22	$0.19

(1) Includes weighted average deferred share units granted to certain members of the Board of Directors.
(2) No shares related to outstanding share-based compensation awards were excluded due to being antidilutive.

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation. In the ordinary course of business, from time to time, the Company expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of March 31, 2018 and December 31, 2017 and for the three ended March 31, 2018 and March 31, 2017 are presented below.

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

CONSOLIDATING BALANCE SHEET INFORMATION

	March 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$639	$—	$9,948,771	$—	$9,949,410
Cash and cash equivalents	280,117	—	—	—	280,117
Tenant and other receivables, net	426	—	1,911	—	2,337
Intercompany	1,194,220	—	—	(1,194,220)	—
Prepaid expenses and other assets	33,936	—	—	—	33,936
Investments in subsidiaries	8,593,646	—	—	(8,593,646)	—
Above market lease, asset	—	—	44,194	—	44,194
Total assets	$10,102,984	$—	$9,994,876	$(9,787,866)	$10,309,994
Debt, net	3,925,203	—	—	—	3,925,203
Due to MGM Resorts International and affiliates	302	—	—	—	302
Intercompany	—	—	1,194,220	(1,194,220)	—
Accounts payable, accrued expenses and other liabilities	2,685	—	1,911	—	4,596
Above market lease, liability	—	—	46,847	—	46,847
Accrued interest	30,515	—	—	—	30,515
Dividend and distribution payable	111,733	—	—	—	111,733
Deferred revenue	—	—	129,708	—	129,708
Deferred income taxes, net	—	—	28,544	—	28,544
Total liabilities	4,070,438	—	1,401,230	(1,194,220)	4,277,448
General partner	—	—	—	—	—
Limited partners	6,032,546	—	8,593,646	(8,593,646)	6,032,546
Total partners' capital	6,032,546	—	8,593,646	(8,593,646)	6,032,546
Total liabilities and partners’ capital	$10,102,984	$—	$9,994,876	$(9,787,866)	$10,309,994

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$488	$—	$10,021,450	$—	$10,021,938
Cash and cash equivalents	259,722	—	—	—	259,722
Tenant and other receivables, net	299	—	6,086	—	6,385
Intercompany	1,383,397	—	—	(1,383,397)	—
Prepaid expenses and other assets	18,487	—	—	—	18,487
Investments in subsidiaries	8,479,388	—	—	(8,479,388)	—
Above market lease, asset	—	—	44,588	—	44,588
Total assets	$10,141,781	$—	$10,072,124	$(9,862,785)	$10,351,120
Debt, net	3,934,628	—	—	—	3,934,628
Due to MGM Resorts International and affiliates	962	—	—	—	962
Intercompany	—	—	1,383,397	(1,383,397)	—
Accounts payable, accrued expenses and other liabilities	4,154	—	6,086	—	10,240
Above market lease, liability	—	—	47,069	—	47,069
Accrued interest	22,565	—	—	—	22,565
Dividend and distribution payable	111,733	—	—	—	111,733
Deferred revenue	—	—	127,640	—	127,640
Deferred income taxes, net	—	—	28,544	—	28,544
Total liabilities	4,074,042	—	1,592,736	(1,383,397)	4,283,381
General partner	—	—	—	—	—
Limited partners	6,067,739	—	8,479,388	(8,479,388)	6,067,739
Total partners' capital	6,067,739	—	8,479,388	(8,479,388)	6,067,739
Total liabilities and partners’ capital	$10,141,781	$—	$10,072,124	$(9,862,785)	$10,351,120

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$186,563	$—	$186,563
Tenant reimbursements and other	—	—	29,276	—	29,276
	—	—	215,839	—	215,839
Expenses
Depreciation	—	—	68,991	—	68,991
Property transactions, net	—	—	4,086	—	4,086
Reimbursable expenses	—	—	28,360	—	28,360
Amortization of above market lease, net	—	—	171	—	171
Acquisition-related expenses	541	—	—	—	541
General and administrative	3,908	—	—	—	3,908
	4,449	—	101,608	—	106,057
Operating income (loss)	(4,449)	—	114,231	—	109,782
Equity in earnings of subsidiaries	113,000	—	—	(113,000)	—
Non-operating income (expense)
Interest income	1,032	—	—	—	1,032
Interest expense	(49,230)	—	—	—	(49,230)
Other non-operating expenses	(2,184)	—	—	—	(2,184)
	(50,382)	—	—	—	(50,382)
Income before income taxes	58,169	—	114,231	(113,000)	59,400
Provision for income taxes	—	—	(1,231)	—	(1,231)
Net income	$58,169	$—	$113,000	$(113,000)	$58,169

Other comprehensive income
Net income	58,169	—	113,000	(113,000)	58,169
Unrealized gain on cash flow hedges, net	16,355	—	—	—	16,355
Comprehensive income	$74,524	$—	$113,000	$(113,000)	$74,524

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$163,177	$—	$163,177
Tenant reimbursements and other	—	—	20,722	—	20,722
	—	—	183,899	—	183,899
Expenses
Depreciation	—	—	61,684	—	61,684
Property transactions, net	—	—	6,855	—	6,855
Reimbursable expenses	—	—	20,487	—	20,487
Amortization of above market lease, net	—	—	171	—	171
General and administrative	2,680	—	—	—	2,680
	2,680	—	89,197	—	91,877
Operating income (loss)	(2,680)	—	94,702	—	92,022
Equity in earnings of subsidiaries	93,464	—	—	(93,464)	—
Non-operating income (expense)
Interest income	678	—	—	—	678
Interest expense	(44,636)	—	—	—	(44,636)
Other non-operating expenses	(134)	—	—	—	(134)
	(44,092)	—	—	—	(44,092)
Income before income taxes	46,692	—	94,702	(93,464)	47,930
Provision for income taxes	—	—	(1,238)	—	(1,238)
Net income	$46,692	$—	$93,464	$(93,464)	$46,692

Other comprehensive income
Net income	46,692	—	93,464	(93,464)	46,692
Unrealized loss on cash flow hedges, net	(634)	—	—	—	(634)
Comprehensive income	$46,058	$—	$93,464	$(93,464)	$46,058

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(43,951)	$—	$189,175	$—	$145,224
Cash flows from investing activities
Capital expenditures for property and equipment	(177)	—	—	—	(177)
Net cash used in investing activities	(177)	—	—	—	(177)
Cash flows from financing activities
Deferred financing costs	(4,544)	—	—	—	(4,544)
Repayment of debt principal	(8,375)	—	—	—	(8,375)
Distributions paid	(111,733)	—	—	—	(111,733)
Cash received by Parent on behalf of Guarantor Subsidiaries	189,175	—	(189,175)	—	—
Net cash provided by (used in) financing activities	64,523	—	(189,175)	—	(124,652)
Cash and cash equivalents
Net increase for the period	20,395	—	—	—	20,395
Balance, beginning of period	259,722	—	—	—	259,722
Balance, end of period	$280,117	$—	$—	$—	$280,117

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(43,309)	$—	$162,500	$—	$119,191
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	—	—	—	—	—
Net cash used in investing activities	—	—	—	—	—
Cash flows from financing activities
Deferred financing costs	(526)	—	—	—	(526)
Repayment of debt principal	(16,750)	—	—	—	(16,750)
Distributions paid	(94,109)	—	—	—	(94,109)
Cash received by Parent on behalf of Guarantor Subsidiaries	162,500	—	(162,500)	—	—
Net cash provided by (used in) financing activities	51,115	—	(162,500)	—	(111,385)
Cash and cash equivalents
Net increase for the period	7,806	—	—	—	7,806
Balance, beginning of period	360,492	—	—	—	360,492
Balance, end of period	$368,298	$—	$—	$—	$368,298

NOTE 13 — SUBSEQUENT EVENTS

Hard Rock Rocksino Northfield Park Acquisition. On April 4, 2018, MGP entered into an agreement with Milstein Entertainment LLC to acquire the Hard Rock Rocksino Northfield Park ("Rocksino") for approximately $1.06 billion. The membership interest purchase agreement provides for the acquisition of 100% of the issued and outstanding limited liability company interests in Northfield Park Associates LLC, which owns and operates the Rocksino. The transaction is expected to close in the second half of 2018 and is subject to customary closing conditions and regulatory approvals.

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
This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this quarterly report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2017, which were included in our annual report on Form 10-K, filed with the SEC on March 1, 2018.
Executive Overview
MGP is a limited liability company that was formed in Delaware on October 23, 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM on January 6, 2016, which became a subsidiary of MGP on April 25, 2016. The Company has elected to be treated as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2016.
Following the completion of MGP's initial public offering, it became a publicly traded REIT engaged in the real property business which primarily consists of owning, acquiring and leasing large-scale destination entertainment and leisure resort properties, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. MGM continued to hold a controlling interest in MGP following the completion of its initial public offering through its ownership of MGP's single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. In addition, MGM continues to hold a majority economic interest in the Operating Partnership through its ownership of Operating Partnership units. One of MGP's subsidiaries is the sole general partner of the Operating Partnership.
We generate all of our revenues by leasing our real estate properties through the Landlord, a wholly owned subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM, in a “triple-net” lease arrangement, which requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Additionally, the Master Lease provides us with a right of first offer to purchase the real estate assets with respect to MGM's development property in Springfield, Massachusetts (the “ROFO Property”) in the event that MGM elects to sell it. The annual rent payments due under the Master Lease were $756.7 million as of March 31, 2018. The second 2.0% fixed annual rent escalator went into effect on April 1, 2018, resulting in annual rent payments of $770.3 million for the third lease year. Payments under the Master Lease are guaranteed by MGM.
As of March 31, 2018, our portfolio consisted of eleven premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net revenues	$215,839	$183,899
Operating income	109,782	92,022
Net income	58,169	46,692
Net income attributable to Class A shareholders	15,830	11,348

Revenues

Revenues, including tenant reimbursements and other, for the three months ended March 31, 2018 and March 31, 2017 were $215.8 million and $183.9 million, respectively, which is primarily due to an increase in rental revenues of $23.4 million as a result of the acquisition of MGM National Harbor in October 2017.
Operating Expenses
Depreciation. Depreciation expense for the three months ended March 31, 2018 and March 31, 2017 was $69.0 million and $61.7 million, respectively. Depreciation expense for the three months ended March 31, 2018 increased due to assets placed in service and depreciation related to the MGM National Harbor assets acquired.
Property transactions, net. Property transactions, net for the three months ended March 31, 2018 and March 31, 2017 were $4.1 million and $6.9 million, respectively, and relate to normal losses on the disposition of assets.

Reimbursable expenses. Reimbursable expenses includes costs reimbursed or paid directly by Tenant pursuant to the Master Lease, including property taxes and ground lease rent for which we are the primary obligor.  Reimbursable expenses for three months ended March 31, 2018 was $28.4 million, compared to $20.5 million for the three months ended March 31, 2017. Reimbursable expenses for the three months ended March 31, 2018 increased due primarily to the addition of MGM National Harbor in October 2017.
Acquisition-related expenses. Acquisition-related expenses for the three months ended March 31, 2018 was $0.5 million, which related to expenses incurred in connection with the Rocksino transaction (see Note 13 to the accompanying financial statements). There were no acquisition-related expenses for the three months ended March 31, 2017.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2018 were $3.9 million and $2.7 million, respectively, which is primarily due to an increase in costs incurred for transactions that did not close.

Non-Operating Expenses
Total non-operating expenses for the three months ended March 31, 2018 were $50.4 million and primarily related to interest expense on the senior secured credit facility, senior notes and interest rate swaps, which included amortization of debt issuance costs of $3.0 million as well as a $1.9 million loss on retirement of debt incurred for the Term Loan B repricing for the three months ended March 31, 2018. Total non-operating expenses for the three months ended March 31, 2017 were $44.1 million and primarily related to interest expense on the senior secured credit facility, senior notes and interest rate swaps, which included amortization of debt issuance costs of $2.8 million for the three months ended March 31, 2017.
Income tax provision. Our effective tax rate was 2.1% for the three months ended March 31, 2018 compared to 2.6% in the prior year quarter resulting in income tax expense of $1.2 million for both the three months ended March 31, 2018 and March 31, 2017. See the income tax provision discussion in Note 2 of the accompanying financial statements for additional detail.

Non-GAAP Measures

Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”).

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs and cash flow hedges, amortization of the above market lease, net, non-cash compensation expense, acquisition related expenses, other non-operating expenses, provision for income taxes and the net effect of straight-line rents and amortization of deferred revenue.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net), real estate depreciation, interest income, interest expense (including amortization of financing costs and cash flow hedges), amortization of the above market lease, net, non-cash compensation expense, acquisition related expenses, other non-operating expenses, provision for income taxes and the net effect of straight-line rents and amortization of deferred revenue.

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
The following table presents a reconciliation of net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$58,169	$46,692
Depreciation	68,991	61,684
Property transactions, net	4,086	6,855
Funds From Operations	131,246	115,231
Amortization of financing costs and cash flow hedges	3,109	2,806
Non-cash compensation expense	384	188
Net effect of straight-line rent and amortization of deferred revenue	1,696	(912)
Acquisition-related expenses	541	—
Amortization of above market lease, net	171	171
Other non-operating expenses	2,184	134
Provision for income taxes	1,231	1,238
Adjusted Funds From Operations	140,562	118,856
Interest income	(1,032)	(678)
Interest expense	49,230	44,636
Amortization of financing costs and cash flow hedges	(3,109)	(2,806)
Adjusted EBITDA	$185,651	$160,008

Liquidity and Capital Resources

Property rental revenue is our primary source of cash from operations and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to MGP. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $280.1 million in cash and cash equivalents held by the Operating Partnership as of March 31, 2018, expected cash flows from operations, and $600.0 million of borrowing capacity under the Operating Partnership's revolving credit facility as of March 31, 2018. See Note 5 to the accompanying financial statements for a description of our principal debt arrangements. In addition,  we expect to incur additional indebtedness to finance acquisitions or for general corporate or other purposes.
Summary of Cash Flows
Net cash provided by operating activities for the three months ended March 31, 2018 and March 31, 2017 were $145.2 million and $119.2 million, respectively. The increase in cash provided by operating activities was primarily due to an increase in rental payments of $23.4 million as a result of the MGM National Harbor transaction as well as the 2.0% fixed annual rent escalator of $2.9 million on April 1, 2017.
Net cash used in investing activities for the three months ended March 31, 2018 was $0.2 million, attributable to capital expenditures. There were no cash flows from investing activities for the three months ended March 31, 2017.
Net cash used in financing activities for the three months ended March 31, 2018 and March 31, 2017 were $124.7 million, and $111.4 million, respectively, were primarily attributable to distributions and dividends and scheduled amortization payments on our senior credit facility.
Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP for the three months ended March 31, 2018 and March 31, 2017. MGP pays its dividends with the receipt of its share of the Operating Partnership's distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date	Operating Partnership Distribution	MGP Class A Dividend
(in thousands, except per unit and per share amount)
2018
March 15, 2018	March 30, 2018	$0.4200	April 15, 2018	$111,733	$29,777

2017
March 15, 2017	March 31, 2017	$0.3875	April 13, 2017	$94,109	$22,281

The Company filed its initial federal income tax return for its taxable year ended December 31, 2016 in 2017, and has elected to be treated as a REIT. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. Commencing with our taxable year ended on December 31, 2016, our annual distribution will not be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains.
Inflation
The Master Lease provides for certain increases in rent as a result of the fixed annual rent escalator or changes in the variable percentage rent. We expect that inflation will cause the variable percentage rent provisions to result in rent increases over time. However, we could be negatively affected if increases in rent are not sufficient to cover increases in our operating expenses due to inflation. In addition, inflation and increased cost may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue due to inflation.
Application of Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2017. There have been no significant changes in our critical accounting policies and estimates since year end.

Market Risk

Our primary market risk exposure is interest rate risk with respect to our existing variable-rate long-term indebtedness. As of March 31, 2018, we have incurred indebtedness in principal amount of $4.0 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

As of March 31, 2018, the Operating Partnership's term loan B facility bears interest at LIBOR plus 2.00%, with a LIBOR floor of 0%. To manage our exposure to changes in LIBOR rates, we have interest rate swap agreements where the Company pays a weighted average 1.844% on a total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of March 31, 2018, long-term variable rate borrowings including impact from our swap agreements, represented approximately 22.2% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $9 million based on gross amounts outstanding at March 31, 2018 and taking into account the interest rate swap agreements in place. The following table provides information about the maturities of our long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above. Average interest rates presented relate to the interest rate of the debt maturity in the period:

	Debt maturing in							Fair Value March 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2018

Fixed-rate	$—	$—	$—	$—	$—	$1,900.0	$1,900.0	$1,883.9
Average interest rate						5.122%	5.122%
Variable rate	$25.1	$33.5	$33.5	$247.3	$18.5	$1,725.1	$2,083.0	$2,087.5
Average interest rate	3.164%	4.219%	4.219%	4.577%	3.883%	3.883%	3.968%

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

•
Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisitions of the Rocksino or the remaining the ROFO Property) may be unsuccessful or fail to meet our expectations.

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

•	Legislative or other actions affecting REITs could have a negative effect on us.

•	The acquisition of the Rocksino is subject to certain closing conditions, which, if not satisfied, may delay closing or prevent it from occurring at all.

•	The anticipated benefits of the Rocksino acquisition may not be realized fully and may take longer to realize than expected.

•
Our ownership of the taxable REIT subsidiary (TRS), which we formed in connection with the Rocksino acquisition, will be subject to limitations, and a failure to comply with the limits could jeopardize our REIT qualification.

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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Controls and Procedures with respect to the Operating Partnership
In this “Controls and Procedures with respect to the Operating Partnership” section, the terms “we,” “our” and “us” refer to the Operating Partnership together with its consolidated subsidiaries, and “management,” “principal executive officer” and “principal financial officer” refers to the management, principal executive officer and principal financial officer of the Operating Partnership and of the Operating Partnership's general partner.

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings
Pursuant to the Master Contribution Agreement (the “MCA”), any liability arising from or relating to legal proceedings involving the businesses and operations located at MGM’s real property holdings prior to April 25, 2016 have been retained by MGM and MGM will indemnify us (and our subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses we may incur arising from or relating to such legal proceedings.

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2018, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as discussed below, there have been no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.

The acquisition of the Rocksino is subject to certain closing conditions, which, if not satisfied, may delay closing or prevent it from occurring at all. On April 4, 2018, we entered into an agreement with Milstein Entertainment LLC to acquire 100% of the issued and outstanding limited liability company interests in Northfield Park Associates LLC, which owns and operates the Rocksino. The completion of the acquisition is subject to closing conditions, including the receipt of required regulatory approvals. Although we believe that the conditions will be satisfied, many of these conditions are not within our control and we cannot predict when or if these conditions will be satisfied. Failure to meet any or all of the closing conditions could delay the closing of the acquisition or prevent it from occurring. If the acquisition does not proceed or is materially delayed for any reason, we may incur increased transaction costs, we may not recognize some of all of the benefits that we expect to achieve from the acquisition, and the price of our Class A shares may be adversely impacted.

The anticipated benefits of the Rocksino acquisition may not be realized fully and may take longer to realize than expected. We have agreed to acquire the operations and real estate assets associated with the Rocksino. Although we intend to sell the operating assets, we may not have done so at the close of the acquisition and it may take longer than we anticipate to identify a purchaser and negotiate the sale of the operating assets. Any such sale would also be conditioned on the purchaser obtaining any required regulatory approvals among other conditions. In addition, there can be no assurances that we will sell the operating assets at a favorable price or at all, or that we will be able to generate the expected benefits in connection with such sale. A delay or failure to sell the operating assets or to sell them at an attractive price could have a material adverse effect on our business, financial position or results of operations.

Our ownership of the TRS, which we formed in connection with the Rocksino acquisition, will be subject to limitations, and a failure to comply with the limits could jeopardize our REIT qualification. We expect that we will acquire the Rocksino using a TRS. This TRS will earn income that would not be qualifying income if earned directly by us. No more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and us that are not conducted on an arm’s-length basis.

Our TRS would pay U.S. federal, state and local income tax at regular corporate rates on its taxable income, including any gains that may result from selling the operating assets, and its after-tax net income would be available for distribution to us but would not be required to be distributed to us by such TRS. We will monitor the value of our interests in the TRSs (and any other TRS’ that we may form in the future) to ensure compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs (and any other TRSs that we may form in the future) to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.    Exhibits

2.1
Membership Interest Purchase Agreement, dated as of April 4, 2018, among MGP OH, Inc., Milstein Entertainment LLC, Operating Partnership and Brock Milstein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 5, 2018) (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the Membership Interest Purchase Agreement)

10.1
Third Amendment to Credit Agreement, dated March  23, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 26, 2018)

10.2*	Form of Restricted Stock Unit Agreement (2018 Bonus RSUs)

10.3*	Form of Restricted Stock Unit Agreement (Bonus RSUs)

31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101
The following information from each of the MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets at March 31, 2018 (unaudited) and December 31, 2017 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three-months ended March 31, 2018 and 2017; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three-months ended March 31, 2018 and 2017; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2018 and 2017; and (v) Condensed Notes to Unaudited Condensed Consolidated Financial Statements.

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

MGM Growth Properties LLC

Date: May 4, 2018	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: May 4, 2018	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)