Form 10-Q
period 2018-06-30
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2018-08-07
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

MGM Growth Properties LLC     Yes            No    X
MGM Growth Properties Operating Partnership LP      Yes            No    X

As of August 3, 2018, 70,911,166 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of June 30, 2018, MGP owned approximately 26.7% of the Operating Partnership units in the Operating Partnership. The remaining approximately 73.3% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate investments, net	$9,880,658	$10,021,938
Cash and cash equivalents	289,909	259,722
Tenant and other receivables, net	4,197	6,385
Prepaid expenses and other assets	51,500	18,487
Above market lease, asset	43,801	44,588
Total assets	$10,270,065	$10,351,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Debt, net	$3,923,224	$3,934,628
Due to MGM Resorts International and affiliates	147	962
Accounts payable, accrued expenses and other liabilities	9,758	10,240
Above market lease, liability	46,625	47,069
Accrued interest	25,119	22,565
Dividend and distribution payable	114,399	111,733
Deferred revenue	147,946	127,640
Deferred income taxes, net	28,544	28,544
Total liabilities	4,295,762	4,283,381
Commitments and contingencies (Note 11)
Shareholders’ equity
Class A shares: no par value, 1,000,000,000 shares authorized, 70,911,166 and 70,896,795 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,717,086	1,716,490
Accumulated deficit	(126,241)	(94,948)
Accumulated other comprehensive income	9,141	3,108
Total Class A shareholders’ equity	1,599,986	1,624,650
Noncontrolling interest	4,374,317	4,443,089
Total shareholders’ equity	5,974,303	6,067,739
Total liabilities and shareholders’ equity	$10,270,065	$10,351,120
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$186,563	$163,177	$373,126	$326,354
Tenant reimbursements and other	33,827	21,279	63,103	42,001
	220,390	184,456	436,229	368,355
Expenses
Depreciation	67,474	60,227	136,465	121,911
Property transactions, net	14,426	10,587	18,512	17,442
Reimbursable expenses	32,907	20,642	61,267	41,129
Amortization of above market lease, net	172	172	343	343
Acquisition-related expenses	2,131	—	2,672	—
General and administrative	2,755	2,661	6,663	5,341
	119,865	94,289	225,922	186,166
Operating income	100,525	90,167	210,307	182,189
Non-operating income (expense)
Interest income	1,278	881	2,310	1,559
Interest expense	(49,276)	(44,818)	(98,506)	(89,454)
Other non-operating expenses	(3,205)	(1,178)	(5,389)	(1,312)
	(51,203)	(45,115)	(101,585)	(89,207)
Income before income taxes	49,322	45,052	108,722	92,982
Provision for income taxes	(1,263)	(1,177)	(2,494)	(2,415)
Net income	48,059	43,875	106,228	90,567
Less: Net (income) attributable to noncontrolling interest	(34,913)	(33,195)	(77,252)	(68,539)
Net income attributable to Class A shareholders	$13,146	$10,680	$28,976	$22,028

Weighted average Class A shares outstanding:
Basic	70,993,091	57,687,558	70,982,243	57,596,223
Diluted	71,184,996	57,854,088	71,158,585	57,818,511

Net income per Class A share (basic)	$0.19	$0.19	$0.41	$0.38
Net income per Class A share (diluted)	$0.18	$0.18	$0.41	$0.38

Dividends declared per Class A share	$0.4300	$0.3950	$0.8500	$0.7825
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$48,059	$43,875	$106,228	$90,567
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges, net	6,281	(4,112)	22,636	(4,746)
Other comprehensive income (loss)	6,281	(4,112)	22,636	(4,746)
Comprehensive income	54,340	39,763	128,864	85,821
Less: Comprehensive (income) attributable to noncontrolling interests	(39,519)	(30,058)	(93,855)	(64,918)
Comprehensive income attributable to Class A shareholders	$14,821	$9,705	$35,009	$20,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$106,228	$90,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136,465	121,911
Property transactions, net	18,512	17,442
Amortization of deferred financing costs and debt discount	6,056	5,623
Loss on retirement of debt	2,736	798
Amortization related to above market lease, net	343	343
Provision for income taxes	2,494	2,415
Straight-line rental revenues	8,635	1,571
Amortization of deferred revenue	(1,836)	(872)
Share-based compensation	940	550
Changes in operating assets and liabilities:
Tenant and other receivables, net	2,188	5,337
Prepaid expenses and other assets	(83)	(5,229)
Due to MGM Resorts International and affiliates	(815)	67
Accounts payable, accrued expenses and other liabilities	(84)	(1,248)
Accrued interest	2,554	(8,557)
Net cash provided by operating activities	284,333	230,718
Cash flows from investing activities
Capital expenditures for property and equipment	(190)	—
Net cash used in investing activities	(190)	—
Cash flows from financing activities
Deferred financing costs	(17,490)	(1,024)
Repayment of debt	(13,000)	(25,125)
Dividends and distributions paid	(223,466)	(188,219)
Net cash used in financing activities	(253,956)	(214,368)
Cash and cash equivalents
Net increase for the period	30,187	16,350
Balance, beginning of period	259,722	360,492
Balance, end of period	$289,909	$376,842
Supplemental cash flow disclosures
Interest paid	$89,627	$92,301
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$13,507	$17,297
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$114,399	$95,995
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate investments, net	$9,880,658	$10,021,938
Cash and cash equivalents	289,909	259,722
Tenant and other receivables, net	4,197	6,385
Prepaid expenses and other assets	51,500	18,487
Above market lease, asset	43,801	44,588
Total assets	$10,270,065	$10,351,120

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$3,923,224	$3,934,628
Due to MGM Resorts International and affiliates	147	962
Accounts payable, accrued expenses and other liabilities	9,758	10,240
Above market lease, liability	46,625	47,069
Accrued interest	25,119	22,565
Distribution payable	114,399	111,733
Deferred revenue	147,946	127,640
Deferred income taxes, net	28,544	28,544
Total liabilities	4,295,762	4,283,381
Commitments and contingencies (Note 11)
Partners' capital
General partner	—	—
Limited partners: 266,045,289 and 266,030,918 Operating Partnership units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	5,974,303	6,067,739
Total partners' capital	5,974,303	6,067,739
Total liabilities and partners’ capital	$10,270,065	$10,351,120
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$186,563	$163,177	$373,126	$326,354
Tenant reimbursements and other	33,827	21,279	63,103	42,001
	220,390	184,456	436,229	368,355
Expenses
Depreciation	67,474	60,227	136,465	121,911
Property transactions, net	14,426	10,587	18,512	17,442
Reimbursable expenses	32,907	20,642	61,267	41,129
Amortization of above market lease, net	172	172	343	343
Acquisition-related expenses	2,131	—	2,672	—
General and administrative	2,755	2,661	6,663	5,341
	119,865	94,289	225,922	186,166
Operating income	100,525	90,167	210,307	182,189
Non-operating income (expense)
Interest income	1,278	881	2,310	1,559
Interest expense	(49,276)	(44,818)	(98,506)	(89,454)
Other non-operating expenses	(3,205)	(1,178)	(5,389)	(1,312)
	(51,203)	(45,115)	(101,585)	(89,207)
Income before income taxes	49,322	45,052	108,722	92,982
Provision for income taxes	(1,263)	(1,177)	(2,494)	(2,415)
Net income	48,059	43,875	106,228	90,567

Weighted average Operating Partnership units outstanding:
Basic	266,127,214	243,049,694	266,116,366	242,958,359
Diluted	266,319,119	243,216,224	266,292,708	243,180,647

Net income per Operating Partnership unit (basic)	$0.18	$0.18	$0.40	$0.37
Net income per Operating Partnership unit (diluted)	$0.18	$0.18	$0.40	$0.37

Distributions declared per Operating Partnership unit	$0.4300	$0.3950	$0.8500	$0.7825
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$48,059	$43,875	$106,228	$90,567
Unrealized gain (loss) on cash flow hedges, net	6,281	(4,112)	22,636	(4,746)
Comprehensive income	$54,340	$39,763	$128,864	$85,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$106,228	$90,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136,465	121,911
Property transactions, net	18,512	17,442
Amortization of deferred financing costs and debt discount	6,056	5,623
Loss on retirement of debt	2,736	798
Amortization related to above market lease, net	343	343
Provision for income taxes	2,494	2,415
Straight-line rental revenues	8,635	1,571
Amortization of deferred revenue	(1,836)	(872)
Share-based compensation	940	550
Changes in operating assets and liabilities:
Tenant and other receivables, net	2,188	5,337
Prepaid expenses and other assets	(83)	(5,229)
Due to MGM Resorts International and affiliates	(815)	67
Accounts payable, accrued expenses and other liabilities	(84)	(1,248)
Accrued interest	2,554	(8,557)
Net cash provided by operating activities	284,333	230,718
Cash flows from investing activities
Capital expenditures for property and equipment	(190)	—
Net cash used in investing activities	(190)	—
Cash flows from financing activities
Deferred financing costs	(17,490)	(1,024)
Repayment of debt	(13,000)	(25,125)
Distributions paid	(223,466)	(188,219)
Net cash used in financing activities	(253,956)	(214,368)
Cash and cash equivalents
Net increase for the period	30,187	16,350
Balance, beginning of period	259,722	360,492
Balance, end of period	$289,909	$376,842
Supplemental cash flow disclosures
Interest paid	$89,627	$92,301
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$13,507	$17,297
Accrual of distribution payable to Operating Partnership unit holders	$114,399	$95,995
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

MGP is a publicly traded REIT engaged through its investment in the Operating Partnership in the real property business, which primarily consists of owning, acquiring and leasing large-scale destination entertainment and leisure resorts, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. MGM Resorts International (“MGM” or the “Parent”) is a Delaware corporation that acts largely as a holding company and, through its subsidiaries, owns and operates large-scale destination entertainment and leisure resorts. Pursuant to a master lease agreement (the “Master Lease”), a subsidiary of the Operating Partnership (the “Landlord”) leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM (which had previously been branded as Monte Carlo prior to May 2018), Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor back to a subsidiary of MGM (the “Tenant”).

    As of June 30, 2018, there were 266,045,289 Operating Partnership units outstanding in the Operating Partnership of which MGM owned 195,134,123 or 73.3% and MGP owns the remaining 26.7%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights, and is consolidated by MGM.

On May 28, 2018, the Company entered into an agreement to acquire the real property associated with the Empire City Casino's race track and casino (“Empire City”) from MGM upon its acquisition of Empire City for total consideration of $625 million, which will include the assumption of approximately $245 million of debt by the Operating Partnership with the balance through the issuance of operating partnership units to MGM. Empire City will be added to the existing Master Lease between MGM and MGP. As a result, the annual rent payment to MGP will increase by $50 million. Consistent with the Master Lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022. In addition, pursuant to the Master Lease, MGP will have a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future. The transactions are expected to close in the first quarter of 2019, subject to regulatory approvals and other customary closing conditions.

On April 4, 2018, the Company entered into an agreement with Milstein Entertainment LLC to acquire the membership interests of Northfield Park Associates, LLC, an Ohio limited liability company that owns the real estate assets and operations of the Hard Rock Northfield Park ("Rocksino") for approximately $1.06 billion and on July 6, 2018, one of the Company's taxable REIT subsidiaries (“TRS”) completed the acquisition of the Rocksino.  The Company funded the acquisition through a $200 million draw on the delayed draw Term Loan A and a $655 million draw under the revolving credit facility, with the remainder of the purchase price paid with cash on hand. Simultaneously with the close, the Company entered into a new agreement with Hard Rock to continue to serve as the manager of the property. The TRS was formed to engage in activities resulting in income that is not qualifying income for the REIT and will accordingly pay U.S. federal, state and local income tax at regular corporate rates on its taxable income.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Certain reclassifications have been made to conform the prior period presentation. Property tax expense was separately classified in prior periods and is now classified within “reimbursable expenses” in the accompanying condensed consolidated statements of operations.

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.
Variable Interest Entities. The condensed consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries. MGP’s maximum exposure to loss is the carrying value of the assets and liabilities of the Operating Partnership, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The condensed consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, the Landlord, which owns the real estate, a VIE of which the Operating Partnership is the primary beneficiary. As of June 30, 2018, on a consolidated basis the Landlord had total assets of $9.9 billion primarily related to its real estate assets, and total liabilities of $227 million primarily related to its deferred revenue and above market lease liability.
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
Real estate investments. Real estate investments consist of land, buildings, improvements and integral equipment. The contribution or acquisition of the real property by the Operating Partnership from MGM represent transactions between entities under common control, and as a result, such real estate was initially recorded by the Company at MGM’s historical cost basis, less accumulated depreciation (i.e., there was no change in the basis of the contributed assets), as of the contribution or acquisition dates. Costs of maintenance and repairs to real estate investments are the responsibility of the Tenant under the Master Lease.
Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Inception-to-date Non-Normal Tenant Improvements were $138.9 million through June 30, 2018.
Deferred revenue. The Company receives nonmonetary consideration related to Non-Normal Tenant Improvements as they become MGP’s property pursuant to the Master Lease, and recognizes the cost basis of Non-Normal Tenant Improvements as real estate investments and deferred revenue. The Company depreciates the real estate investments over their estimated useful lives and amortizes the deferred revenue as additional rental revenue over the remaining term of the Master Lease once the related real estate assets are placed in service.

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 2.6% and 2.3% for the three and six months ended June 30, 2018, respectively. The provision for current taxes and the deferred tax liability in the accompanying financial statements are attributable to noncontrolling interest since the payment of such taxes are the responsibility of MGM.

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

NOTE 3 — REAL ESTATE INVESTMENTS
The carrying value of real estate investments is as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Land	$4,143,513	$4,143,513
Buildings, building improvements, land improvements and integral equipment	8,440,785	8,512,334
	12,584,298	12,655,847
Less: Accumulated depreciation	(2,703,640)	(2,633,909)
	$9,880,658	$10,021,938
NOTE 4 — MASTER LEASE
Pursuant to the Master Lease, the Tenant has leased the Company’s real estate properties (other than the real estate associated with the TRS). The Master Lease is accounted for as an operating lease and has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant.

On April 1, 2018, the second 2.0% fixed annual rent escalator went into effect. Rent payments under the Master Lease for the third lease year of April 1, 2018 through March 31, 2019 are $770.3 million.

Rental revenues from the Master Lease for the three and six months ended June 30, 2018 were $186.6 million and $373.1 million, respectively. The Company also recognized revenue related to tenant reimbursements and other of $33.8 million and $63.1 million for the three and six months ended June 30, 2018, respectively.

NOTE 5 — DEBT
Debt consists of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$270,000	$273,750
Senior secured term loan B facility	1,808,375	1,817,625
Senior secured revolving credit facility	—	—
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
$350 million 4.50% senior notes, due 2028	350,000	350,000
	3,978,375	3,991,375
Less: Unamortized discount and debt issuance costs	(55,151)	(56,747)
	$3,923,224	$3,934,628
Operating Partnership credit agreement. At June 30, 2018, the Operating Partnership senior credit facility consisted of a $470 million term loan A facility, a $1.8 billion term loan B facility, and a $1.4 billion revolving credit facility. On March 23, 2018, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.00% and extended the maturity of the term loan B facility to March 2025, effective June 14, 2018. In addition, the Operating Partnership will receive a further reduction in pricing to LIBOR plus 1.75% upon a corporate rating upgrade by either S&P or Moody's.
On June 14, 2018, the Operating Partnership amended its credit agreement to provide for a $750 million increase of the revolving facility to $1.35 billion, provide for a new $200 million delayed draw on the term loan A facility (which was drawn in full, subsequent to June 30, 2018, in connection with the Rocksino closing), and extend the maturity of the revolving facility and the term loan A facility to June 2023. Additionally, the revolving and term loan A facilities were repriced to LIBOR plus 1.75% to 2.25% determined by reference to the total net leverage ratio pricing grid. In addition, amortization payments under the term loan A facility’s will start on the last business day of each calendar quarter beginning September 30, 2019, for an amount equal to 0.625% of the aggregate principal amount of the term loan A outstanding as of the amendment effective date.

The Operating Partnership permanently repaid $5 million and $13 million of the term loan A and term loan B facility in the three and six months ended June 30, 2018, respectively, in accordance with the scheduled amortization. At June 30, 2018, the interest rate on the term loan A facility was 4.34% and the interest rate on the term loan B facility was 4.09%. At June 30, 2018, no amounts were drawn on the revolving credit facility or on the delayed draw on the term loan A facility. The Operating Partnership was in compliance with its financial covenants at June 30, 2018.
See Note 6 for further discussion of the Company's interest rate swap agreements related to the term loan B facility.
Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $3.9 billion and $4.1 billion at June 30, 2018 and December 31, 2017, respectively. Fair value was estimated using quoted prices for identical or similar liabilities in markets that are not active (level 2 inputs).

Deferred financing costs.  The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $3.1 million and $6.1 million and during the three and six months ended June 30, 2018, respectively. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $2.8 million and $5.6 million and during the three and six months ended June 30, 2017, respectively.

NOTE 6 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. In May 2017 in connection with the term loan B re-pricing, the Company amended its outstanding interest rate swap agreements. As of June 30, 2018 and December 31, 2017, the Company pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor. As of June 30, 2018 and December 31, 2017, all of the Company's derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting.

The fair values of the Company's interest rate swaps are $33.7 million and $11.3 million as of June 30, 2018 and December 31, 2017, respectively, based upon the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap (level 2 inputs). Interest rate swaps valued in net unrealized gain positions are recognized as asset balances within the prepaid expenses and other assets. Interest rate swaps valued in net unrealized loss positions are recognized as liability balances within accounts payable, accrued expenses and other liabilities. For the three and six months ended June 30, 2018, the amount recorded in other comprehensive income related to the derivative instruments was a net unrealized gain of $6.3 million and a net unrealized gain of $22.6 million, respectively. For the three and six months ended June 30, 2017, the amount recorded in other comprehensive income related to the derivative instruments was a net unrealized loss of $4.1 million and $4.7 million, respectively. There was no material ineffective portion of the change in fair value derivatives. For the three and six months ended June 30, 2018, the Company recorded an offset to interest expense of $0.1 million and interest expense of $0.8 million, respectively, related to the swap agreements. For the three and six months ended June 30, 2017, the Company recorded interest expense of $2.6 million and $5.3 million, respectively, related to the swap agreements.

NOTE 7 — SHAREHOLDERS’ EQUITY AND PARTNERS' CAPITAL

MGP dividends and Operating Partnership distributions. The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared and paid by MGP for the six months ended June 30, 2018 and June 30, 2017. MGP pays its dividends with the receipt of its share of the Operating Partnership's distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date	Operating Partnership Distribution	MGP Class A Dividend
(in thousands, except per unit and per share amount)
2018
March 15, 2018	March 30, 2018	$0.4200	April 15, 2018	$111,733	$29,777
June 15, 2018	June 29, 2018	$0.4300	July 16, 2018	$114,399	$30,492

2017
March 15, 2017	March 31, 2017	$0.3875	April 13, 2017	$94,109	$22,281
June 15, 2017	June 30, 2017	$0.3950	July 14, 2017	$95,995	$22,777

Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof.

The following table presents MGP's changes in shareholders' equity for the six months ended June 30, 2018:

	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in thousands)
Balance at December 31, 2017	$1,624,650	$4,443,089	$6,067,739
Net income - January 1, 2018 to June 30, 2018	28,976	77,252	106,228
Other comprehensive income - cash flow hedges	6,033	16,603	22,636
Share-based compensation	251	689	940
Deemed contribution - tax sharing agreement	—	2,494	2,494
Dividends and distributions declared	(60,269)	(165,864)	(226,133)
Other	345	54	399
Balance at June 30, 2018	$1,599,986	$4,374,317	$5,974,303

The following table presents the Operating Partnership's changes in partners' capital for the six months ended June 30, 2018:

	General Partner	Limited Partners	Total Partners' Capital
	(in thousands)
Balance at December 31, 2017	$—	$6,067,739	$6,067,739
Net income - January 1, 2018 to June 30, 2018	—	106,228	106,228
Other comprehensive income - cash flow hedges	—	22,636	22,636
Share-based compensation	—	940	940
Deemed contribution - tax sharing agreement	—	2,494	2,494
Distributions declared	—	(226,133)	(226,133)
Other	—	399	399
Balance at June 30, 2018	$—	$5,974,303	$5,974,303

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-shareholder changes in equity, or other comprehensive income. The following table summarizes the changes in accumulated other comprehensive income by component for the six months ended June 30, 2018:

Cash Flow Hedges
(in thousands)
Balance at December 31, 2017	$11,661
Other comprehensive income before reclassifications	21,802
Amounts reclassified from accumulated other comprehensive income to interest expense	834
Net current period other comprehensive income	22,636
Balance at June 30, 2018	34,297
Accumulated other comprehensive income attributable to noncontrolling interest	(25,156)
Accumulated other comprehensive income attributable to Class A shareholders	$9,141

NOTE 9 — NET INCOME PER CLASS A SHARE

The table below provides basic net income and per Class A share, which utilizes the weighted-average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” net income per share, which includes all such shares. Net income attributable to Class A shares, weighted average Class A shares outstanding and the effect of dilutive securities outstanding are presented for the six months ended June 30, 2018 and June 30, 2017. Net income per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Basic net income per share
Numerator:
Net income attributable to Class A shares	$13,146	$10,680	$28,976	$22,028
Denominator:
Basic weighted average Class A shares outstanding (1)	70,993,091	57,687,558	70,982,243	57,596,223
Basic net income per Class A share	$0.19	$0.19	$0.41	$0.38

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Diluted net income per share
Numerator:
Net income attributable to Class A shares	$13,146	$10,680	$28,976	$22,028
Denominator:
Basic weighted average Class A shares outstanding (1)	70,993,091	57,687,558	70,982,243	57,596,223
Effect of dilutive shares for diluted net income per Class A share (2)	191,905	166,530	176,342	222,288
Weighted average shares for diluted net income per Class A share	71,184,996	57,854,088	71,158,585	57,818,511
Diluted net income per Class A share (3)	$0.18	$0.18	$0.41	$0.38

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

NOTE 10 — NET INCOME PER OPERATING PARTNERSHIP UNIT

The table below provides basic net income per Operating Partnership unit, which utilizes the weighted-average number of Operating Partnership units outstanding without regard to dilutive potential Operating Partnership units, and “diluted” net income per Operating Partnership units, which includes all such Operating Partnership units. Net income attributable to Operating Partnership units, weighted average Operating Partnership units outstanding and the effect of dilutive securities outstanding are presented for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Basic net income per Operating Partnership unit
Numerator:
Net income	$48,059	$43,875	$106,228	$90,567
Denominator:
Basic weighted average Operating Partnership units outstanding (1)	266,127,214	243,049,694	266,116,366	242,958,359
Basis net income per Operating Partnership unit	$0.18	$0.18	$0.40	$0.37

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Diluted net income per Operating Partnership unit
Numerator:
Net income	$48,059	$43,875	$106,228	90,567
Denominator:
Basic weighted average Operating Partnership units outstanding (1)	266,127,214	243,049,694	266,116,366	242,958,359
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	191,905	166,530	176,342	222,288
Weighted average shares for diluted net income per Operating Partnership unit	266,319,119	243,216,224	266,292,708	243,180,647
Diluted net income per Operating Partnership unit	$0.18	$0.18	$0.40	$0.37

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

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of June 30, 2018 and December 31, 2017 and for the six months ended June 30, 2018 and June 30, 2017 are presented below.

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

CONSOLIDATING BALANCE SHEET INFORMATION

	June 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$636	$—	$9,880,022	$—	$9,880,658
Cash and cash equivalents	289,909	—	—	—	289,909
Tenant and other receivables, net	376	—	3,821	—	4,197
Intercompany	1,001,634	—	—	(1,001,634)	—
Prepaid expenses and other assets	51,500	—	—	—	51,500
Investments in subsidiaries	8,699,073	—	—	(8,699,073)	—
Above market lease, asset	—	—	43,801	—	43,801
Total assets	$10,043,128	$—	$9,927,644	$(9,700,707)	$10,270,065
Debt, net	3,923,224	—	—	—	3,923,224
Due to MGM Resorts International and affiliates	147	—	—	—	147
Intercompany	—	—	1,001,634	(1,001,634)	—
Accounts payable, accrued expenses and other liabilities	5,936	—	3,822	—	9,758
Above market lease, liability	—	—	46,625	—	46,625
Accrued interest	25,119	—	—	—	25,119
Dividend and distribution payable	114,399	—	—	—	114,399
Deferred revenue	—	—	147,946	—	147,946
Deferred income taxes, net	—	—	28,544	—	28,544
Total liabilities	4,068,825	—	1,228,571	(1,001,634)	4,295,762
General partner	—	—	—	—	—
Limited partners	5,974,303	—	8,699,073	(8,699,073)	5,974,303
Total partners' capital	5,974,303	—	8,699,073	(8,699,073)	5,974,303
Total liabilities and partners’ capital	$10,043,128	$—	$9,927,644	$(9,700,707)	$10,270,065

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$488	$—	$10,021,450	$—	$10,021,938
Cash and cash equivalents	259,722	—	—	—	259,722
Tenant and other receivables, net	299	—	6,086	—	6,385
Intercompany	1,383,397	—	—	(1,383,397)	—
Prepaid expenses and other assets	18,487	—	—	—	18,487
Investments in subsidiaries	8,479,388	—	—	(8,479,388)	—
Above market lease, asset	—	—	44,588	—	44,588
Total assets	$10,141,781	$—	$10,072,124	$(9,862,785)	$10,351,120
Debt, net	3,934,628	—	—	—	3,934,628
Due to MGM Resorts International and affiliates	962	—	—	—	962
Intercompany	—	—	1,383,397	(1,383,397)	—
Accounts payable, accrued expenses and other liabilities	4,154	—	6,086	—	10,240
Above market lease, liability	—	—	47,069	—	47,069
Accrued interest	22,565	—	—	—	22,565
Dividend and distribution payable	111,733	—	—	—	111,733
Deferred revenue	—	—	127,640	—	127,640
Deferred income taxes, net	—	—	28,544	—	28,544
Total liabilities	4,074,042	—	1,592,736	(1,383,397)	4,283,381
General partner	—	—	—	—	—
Limited partners	6,067,739	—	8,479,388	(8,479,388)	6,067,739
Total partners' capital	6,067,739	—	8,479,388	(8,479,388)	6,067,739
Total liabilities and partners’ capital	$10,141,781	$—	$10,072,124	$(9,862,785)	$10,351,120

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$186,563	$—	$186,563
Tenant reimbursements and other	—	—	33,827	—	33,827
	—	—	220,390	—	220,390
Expenses
Depreciation	15	—	67,459	—	67,474
Property transactions, net	—	—	14,426	—	14,426
Reimbursable expenses	—	—	32,907	—	32,907
Amortization of above market lease, net	—	—	172	—	172
Acquisition-related expenses	2,131	—	—	—	2,131
General and administrative	2,755	—	—	—	2,755
	4,901	—	114,964	—	119,865
Operating income (loss)	(4,901)	—	105,426	—	100,525
Equity in earnings of subsidiaries	104,163	—	—	(104,163)	—
Non-operating income (expense)
Interest income	1,278	—	—	—	1,278
Interest expense	(49,276)	—	—	—	(49,276)
Other non-operating expenses	(3,205)	—	—	—	(3,205)
	(51,203)	—	—	—	(51,203)
Income before income taxes	48,059	—	105,426	(104,163)	49,322
Provision for income taxes	—	—	(1,263)	—	(1,263)
Net income	$48,059	$—	$104,163	$(104,163)	$48,059

Other comprehensive income
Net income	48,059	—	104,163	(104,163)	48,059
Unrealized gain on cash flow hedges, net	6,281	—	—	—	6,281
Comprehensive income	$54,340	$—	$104,163	$(104,163)	$54,340

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Six Months Ended June 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$373,126	$—	$373,126
Tenant reimbursements and other	—	—	63,103	—	63,103
	—	—	436,229	—	436,229
Expenses
Depreciation	42	—	136,423	—	136,465
Property transactions, net	—	—	18,512	—	18,512
Reimbursable expenses	—	—	61,267	—	61,267
Amortization of above market lease, net	—	—	343	—	343
Acquisition-related expenses	2,672	—	—	—	2,672
General and administrative	6,663	—	—	—	6,663
	9,377	—	216,545	—	225,922
Operating income (loss)	(9,377)	—	219,684	—	210,307
Equity in earnings of subsidiaries	217,190	—	—	(217,190)	—
Non-operating income (expense)
Interest income	2,310	—	—	—	2,310
Interest expense	(98,506)	—	—	—	(98,506)
Other non-operating expenses	(5,389)	—	—	—	(5,389)
	(101,585)	—	—	—	(101,585)
Income before income taxes	106,228	—	219,684	(217,190)	108,722
Provision for income taxes	—	—	(2,494)	—	(2,494)
Net income	$106,228	$—	$217,190	$(217,190)	$106,228

Other comprehensive income
Net income	106,228	—	217,190	(217,190)	106,228
Unrealized gain on cash flow hedges, net	22,636	—	—	—	22,636
Comprehensive income	$128,864	$—	$217,190	$(217,190)	$128,864

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$163,177	$—	$163,177
Tenant reimbursements and other	—	—	21,279	—	21,279
	—	—	184,456	—	184,456
Expenses
Depreciation	—	—	60,227	—	60,227
Property transactions, net	—	—	10,587	—	10,587
Reimbursable expenses	—	—	20,642	—	20,642
Amortization of above market lease, net	—	—	172	—	172
General and administrative	2,661	—	—	—	2,661
	2,661	—	91,628	—	94,289
Operating income (loss)	(2,661)	—	92,828	—	90,167
Equity in earnings of subsidiaries	91,651	—	—	(91,651)	—
Non-operating income (expense)
Interest income	881	—	—	—	881
Interest expense	(44,818)	—	—	—	(44,818)
Other non-operating expenses	(1,178)	—	—	—	(1,178)
	(45,115)	—	—	—	(45,115)
Income before income taxes	43,875	—	92,828	(91,651)	45,052
Provision for income taxes	—	—	(1,177)	—	(1,177)
Net income	$43,875	$—	$91,651	$(91,651)	$43,875

Other comprehensive income
Net income	43,875	—	91,651	(91,651)	43,875
Unrealized loss on cash flow hedges, net	(4,112)	—	—	—	(4,112)
Comprehensive income	$39,763	$—	$91,651	$(91,651)	$39,763

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Six Months Ended June 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$326,354	$—	$326,354
Tenant reimbursements and other	—	—	42,001	—	42,001
	—	—	368,355	—	368,355
Expenses
Depreciation	—	—	121,911	—	121,911
Property transactions, net	—	—	17,442	—	17,442
Reimbursable expenses	—	—	41,129	—	41,129
Amortization of above market lease, net	—	—	343	—	343
General and administrative	5,341	—	—	—	5,341
	5,341	—	180,825	—	186,166
Operating income (loss)	(5,341)	—	187,530	—	182,189
Equity in earnings of subsidiaries	185,115	—	—	(185,115)	—
Non-operating income (expense)
Interest income	1,559	—	—	—	1,559
Interest expense	(89,454)	—	—	—	(89,454)
Other non-operating expenses	(1,312)	—	—	—	(1,312)
	(89,207)	—	—	—	(89,207)
Income before income taxes	90,567	—	187,530	(185,115)	92,982
Provision for income taxes	—	—	(2,415)	—	(2,415)
Net income	$90,567	$—	$185,115	$(185,115)	$90,567

Other comprehensive income
Net income	90,567	—	185,115	(185,115)	90,567
Unrealized loss on cash flow hedges, net	(4,746)	—	—	—	(4,746)
Comprehensive income	$85,821	$—	$185,115	$(185,115)	$85,821

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(97,428)	$—	$381,761	$—	$284,333
Cash flows from investing activities
Capital expenditures for property and equipment	(190)	—	—	—	(190)
Net cash used in investing activities	(190)	—	—	—	(190)
Cash flows from financing activities
Deferred financing costs	(17,490)	—	—	—	(17,490)
Repayment of debt	(13,000)	—	—	—	(13,000)
Distributions paid	(223,466)	—	—	—	(223,466)
Cash received by Parent on behalf of Guarantor Subsidiaries	381,761	—	(381,761)	—	—
Net cash provided by (used in) financing activities	127,805	—	(381,761)	—	(253,956)
Cash and cash equivalents
Net increase for the period	30,187	—	—	—	30,187
Balance, beginning of period	259,722	—	—	—	259,722
Balance, end of period	$289,909	$—	$—	$—	$289,909

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(97,207)	$—	$327,925	$—	$230,718
Cash flows from investing activities
Capital expenditures for property and equipment	—	—	—	—	—
Net cash used in investing activities	—	—	—	—	—
Cash flows from financing activities
Deferred financing costs	(1,024)	—	—	—	(1,024)
Repayment of debt principal	(25,125)	—	—	—	(25,125)
Distributions paid	(188,219)	—	—	—	(188,219)
Cash received by Parent on behalf of Guarantor Subsidiaries	327,925	—	(327,925)	—	—
Net cash provided by (used in) financing activities	113,557	—	(327,925)	—	(214,368)
Cash and cash equivalents
Net increase for the period	16,350	—	—	—	16,350
Balance, beginning of period	360,492	—	—	—	360,492
Balance, end of period	$376,842	$—	$—	$—	$376,842

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
We generate a substantial portion of our revenues by leasing our real estate properties through the Landlord, a wholly owned subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM, in a “triple-net” lease arrangement, which requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Additionally, the Master Lease provides us with a right of first offer to purchase the real estate assets with respect to MGM's development property in Springfield, Massachusetts (the “ROFO Property”) in the event that MGM elects to sell it. In addition, in connection with the Empire City transaction, we will be granted a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future. On April 1, 2018, the second 2.0% fixed annual rent escalator went into effect. Rent payments under the Master Lease for the third lease year of April 1, 2018 to March 31, 2019 are $770.3 million. Payments under the Master Lease are guaranteed by MGM.
As of June 30, 2018, our portfolio consisted of eleven premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas. On April 4, 2018, we entered into an agreement with Milstein Entertainment LLC to acquire the Hard Rock Rocksino Northfield Park ("Rocksino") for approximately $1.06 billion and on July 6, 2018, we completed the acquisition of the Rocksino. Simultaneously with the close, we entered into a new agreement with Hard Rock to continue to serve as the manager of the property.

On May 28, 2018, we entered into an agreement to acquire the real property associated with the Empire City Casino's race track and casino (“Empire City”) from MGM upon its acquisition of Empire City for total consideration of $625 million. Empire City will be added to the existing Master Lease between MGM and MGP. The transactions are expected to close in the first quarter of 2019, subject to regulatory approvals and other customary closing conditions.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total revenues	$220,390	$184,456	$436,229	$368,355
Operating income	100,525	90,167	210,307	182,189
Net income	48,059	43,875	106,228	90,567
Net income attributable to Class A shareholders	13,146	10,680	28,976	22,028
Revenues

Revenues, including tenant reimbursements and other, for the three and six months ended June 30, 2018 were $220.4 million and $436.2 million, respectively. Revenues, including tenant reimbursements and other, for the three and six months ended June 30, 2017 were $184.5 million and $368.4 million, respectively. The increase is primarily due to an increase in rental revenues of $23.4 million and $46.8 million for the three and six months ended June 30, 2018, respectively, as a result of the acquisition of MGM National Harbor in October 2017.
Operating Expenses
Depreciation. Depreciation expense for the three and six months ended June 30, 2018 was $67.5 million and $136.5 million, respectively. Depreciation expense for the three and six months ended June 30, 2017 was $60.2 million and $121.9 million, respectively. Depreciation expense for the three and six months ended June 30, 2018 increased due to assets placed in service and depreciation related to the MGM National Harbor assets acquired.
Property transactions, net. Property transactions, net for the three and six months ended June 30, 2018 were $14.4 million and $18.5 million, respectively, and relate to normal losses on the disposition of assets. Property transactions, net for the three and six months ended June 30, 2017 were $10.6 million and $17.4 million, respectively, and relate to normal losses on the disposition of assets.

Reimbursable expenses. Reimbursable expenses include costs reimbursed or paid directly by Tenant pursuant to the Master Lease, including property taxes and ground lease rent for which we are the primary obligor.  Reimbursable expenses for three and six months ended June 30, 2018 were $32.9 million and $61.3 million. Reimbursable expenses for three and six months ended June 30, 2017 were $20.6 million and $41.1 million. The increase is primarily due to the acquisition of MGM National Harbor in October 2017.
Acquisition-related expenses. Acquisition-related expenses for the three and six months ended June 30, 2018 were $2.1 million and $2.7 million, respectively, which related to expenses incurred in connection with the acquisitions of the Rocksino and the Empire City Casino's race track and casino (“Empire City”) (see Note 1 to the accompanying financial statements). There were no acquisition-related expenses for the three and six months ended June 30, 2017.
General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2018 were $2.8 million and $6.7 million, respectively. General and administrative expenses for the three and six months ended June 30, 2017 were $2.7 million and $5.3 million, respectively. The increase for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017 is primarily due to an increase in costs incurred for transactions that did not close.

Non-Operating Expenses
Total non-operating expenses for the three and six months ended June 30, 2018 were $51.2 million and $101.6 million and primarily related to interest expense on the senior secured credit facility, senior notes and interest rate swaps, which included amortization of debt issuance costs of $3.1 million and $6.1 million for the three and six months ended June 30, 2018 as well as a $1.7 million loss on retirement of debt incurred for the senior secured facility amendment in the three months ended June 30, 2018 and a  $2.7 million loss on retirement of debt incurred for the senior secured facility amendments in the six months ended June 30, 2018. Total non-operating expenses for the three and six months ended June 30, 2017 were $45.1 million and $89.2 million, respectively, and primarily related to interest expense on the senior secured credit facility, senior notes and interest rate swaps, which included amortization of debt issuance costs of $2.8 million and $5.6 million for the three and six months ended June 30, 2017.

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

The following table presents a reconciliation of net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$48,059	$43,875	$106,228	$90,567
Depreciation	67,474	60,227	136,465	121,911
Property transactions, net	14,426	10,587	18,512	17,442
Funds From Operations	129,959	114,689	261,205	229,920
Amortization of financing costs and cash flow hedges	3,216	3,702	6,325	6,508
Non-cash compensation expense	556	362	940	550
Net effect of straight-line rent and amortization of deferred revenue	5,103	1,611	6,799	699
Acquisition-related expenses	2,131	—	2,672	—
Amortization of above market lease, net	172	172	343	343
Other non-operating expenses	3,205	1,178	5,389	1,312
Provision for income taxes	1,263	1,177	2,494	2,415
Adjusted Funds From Operations	145,605	122,891	286,167	241,747
Interest income	(1,278)	(881)	(2,310)	(1,559)
Interest expense	49,276	44,818	98,506	89,454
Amortization of financing costs and cash flow hedges	(3,216)	(2,904)	(6,325)	(5,710)
Adjusted EBITDA	$190,387	$163,924	$376,038	$323,932

Liquidity and Capital Resources

Property rental revenue is our primary source of cash from operations and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to MGP. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $289.9 million in cash and cash equivalents held by the Operating Partnership as of June 30, 2018, expected cash flows from operations, and $1.6 billion of borrowing capacity under the Operating Partnership's revolving credit facility and delayed draw capacity under the term loan A as of June 30, 2018. See Note 5 to the accompanying financial statements for a description of our principal debt arrangements. In addition, we expect to incur additional indebtedness to finance acquisitions or for general corporate or other purposes.

On July 6, 2018, the Company completed the acquisition of the Rocksino for approximately $1.06 billion from Milstein Entertainment LLC. The Company funded the acquisition through a $200 million draw on the delayed draw Term Loan A, a $655 million draw under the revolving credit facility with the remainder of the purchase price paid with cash on hand.
Summary of Cash Flows
Net cash provided by operating activities for the six months ended June 30, 2018 and June 30, 2017 were $284.3 million and $230.7 million, respectively. The increase in cash provided by operating activities was primarily due to an increase in rental payments of $46.8 million as a result of the MGM National Harbor transaction as well as the impact of the 2.0% fixed annual rent escalators of $6.3 million.
Net cash used in investing activities for the six months ended June 30, 2018 was $0.2 million, attributable to capital expenditures. There were no cash flows from investing activities for the six months ended June 30, 2017.

Net cash used in financing activities for the six months ended June 30, 2018 and June 30, 2017 were $254.0 million, and $214.4 million, respectively, were primarily attributable to distributions and dividends, and costs related to amending our senior credit facilities.
Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP for the six months ended June 30, 2018 and June 30, 2017. MGP pays its dividends with the receipt of its share of the Operating Partnership's distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date	Operating Partnership Distribution	MGP Class A Dividend
(in thousands, except per unit and per share amount)
2018
March 15, 2018	March 30, 2018	$0.4200	April 15, 2018	$111,733	$29,777
June 15, 2018	June 29, 2018	$0.4300	July 16, 2018	$114,399	$30,492

2017
March 15, 2017	March 31, 2017	$0.3875	April 13, 2017	$94,109	$22,281
June 15, 2017	June 30, 2017	$0.3950	July 14, 2017	$95,995	$22,777

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

Market Risk

Our primary market risk exposure is interest rate risk with respect to our existing variable-rate long-term indebtedness. As of June 30, 2018, we have incurred indebtedness in principal amount of $4.0 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

As of June 30, 2018, the Operating Partnership's term loan B facility bears interest at LIBOR plus 2.00%, with a LIBOR floor of 0%. To manage our exposure to changes in LIBOR rates, we have interest rate swap agreements where the Company pays a weighted average 1.844% on a total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of June 30, 2018, long-term variable rate borrowings including impact from our swap agreements, represented approximately 22.1% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $9 million based on gross amounts outstanding at June 30, 2018 and taking into account the interest rate swap agreements in place. The following table provides information about the maturities of our long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above. Average interest rates presented relate to the interest rate of the debt maturity in the period:

	Debt maturing in							Fair Value June 30,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
	(in millions)
Fixed-rate	$—	$—	$—	$—	$—	$1,900.0	$1,900.0	$1,847.3
Average interest rate						5.122%	5.122%
Variable rate	$9.3	$21.9	$25.3	$25.3	$25.3	$1,971.5	$2,078.6	$2,066.4
Average interest rate	4.092%	4.131%	4.159%	4.159%	4.159%	4.123%	4.125%

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

•	We depend on our properties leased to MGM for substantially all of our anticipated cash flows.

•	We may not be able to re-lease our properties following the expiration or termination of the Master Lease.

•
MGP's sole material assets are Operating Partnership units representing 26.7% of the ownership interests in the Operating Partnership, over which we have operating control through our ownership of its general partner.

•	The Master Lease restricts our ability to sell our properties.

•	We will have future capital needs and may not be able to obtain additional financing on acceptable terms.

•	Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

•	Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.

•	We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

•	Because a significant number of our major gaming resorts are concentrated on the Las Vegas Strip (the “Strip”), we are subject to greater risks than a company that is more geographically diversified.

•
Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisitions of the Rocksino, Empire City, the Empire City ROFO, or the remaining ROFO Property) may be unsuccessful or fail to meet our expectations.

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

•
Our ownership of the taxable REIT subsidiary (“TRS”), which we formed in connection with the Rocksino acquisition, will be subject to limitations, and a failure to comply with the limits could jeopardize our REIT qualification.

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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the

Exchange Act) were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2018, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as discussed below, there have been no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.

The anticipated benefits of the Rocksino acquisition may not be realized fully and may take longer to realize than expected. On July 6, 2018, we completed the acquisition of the operations and real estate assets associated with the Rocksino. Although we intend to sell the operating assets, we have not yet done so and it may take longer than we anticipate to identify a purchaser and negotiate the sale of the operating assets. Any such sale would also be conditioned on the purchaser obtaining any required regulatory approvals among other conditions. In addition, there can be no assurances that we will sell the operating assets at a favorable price or at all, or that we will be able to generate the expected benefits in connection with such sale. A delay or failure to sell the operating assets or to sell them at an attractive price could have a material adverse effect on our business, financial position or results of operations.

Our ownership of the TRS, which we formed in connection with the Rocksino acquisition, will be subject to limitations, and a failure to comply with the limits could jeopardize our REIT qualification. We acquired the Rocksino using a TRS. This TRS will earn income that would not be qualifying income if earned directly by us. No more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and us that are not conducted on an arm’s-length basis.

Our TRS will pay U.S. federal, state and local income tax at regular corporate rates on its taxable income, including any gains that may result from selling the operating assets, and its after-tax net income would be available for distribution to us but will not be required to be distributed to us by such TRS. We will monitor the value of our interests in the TRSs (and any other TRSs that we may form in the future) to ensure compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs (and any other TRSs that we may form in the future) to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.    Exhibits

2.1
Membership Interest Purchase Agreement, dated as of April 4, 2018, among MGP OH, Inc., Milstein Entertainment LLC, and Brock Milstein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 5, 2018)†

4.1
Supplemental Indenture to the Indentures, dated as of June 15, 2018, among MGP OH, Inc., MGP Finance Co-Issuer, Inc. and MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee

10.1
Fourth Amendment to Credit Agreement, dated June 14, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 18, 2018)

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

101
The following information from each of the MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2018 and 2017; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six-months ended June 30, 2018 and 2017; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2018 and 2017; and (v) Condensed Notes to Unaudited Condensed Consolidated Financial Statements.

*
Exhibits 32.1, 32.2, 32.3 and 32.4 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2)of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties LLC

Date: August 7, 2018	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2018		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: August 7, 2018	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2018		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)