Form 10-Q
period 2018-09-30
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2018-11-06
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):

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

MGM Growth Properties LLC     Yes            No    X
MGM Growth Properties Operating Partnership LP      Yes            No    X

As of November 1, 2018, 70,911,166 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of September 30, 2018, MGP owned approximately 26.7% of the Operating Partnership units in the Operating Partnership. The remaining approximately 73.3% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate investments, net	$9,803,410	$10,021,938
Property and equipment, used in operations, net	789,039	—
Cash and cash equivalents	49,500	259,722
Tenant and other receivables, net	12,447	6,385
Prepaid expenses and other assets	56,395	18,487
Above market lease, asset	43,407	44,588
Goodwill	17,915	—
Other intangible assets, net	252,107	—
Total assets	$11,024,220	$10,351,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Debt, net	$4,684,717	$3,934,628
Due to MGM Resorts International and affiliates	402	962
Accounts payable, accrued expenses and other liabilities	39,588	10,240
Above market lease, liability	46,403	47,069
Accrued interest	32,395	22,565
Dividend and distribution payable	116,395	111,733
Deferred revenue	157,725	127,640
Deferred income taxes, net	31,392	28,544
Total liabilities	5,109,017	4,283,381
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A shares: no par value, 1,000,000,000 shares authorized, 70,911,166 and 70,896,795 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,711,813	1,716,490
Accumulated deficit	(137,781)	(94,948)
Accumulated other comprehensive income	10,404	3,108
Total Class A shareholders’ equity	1,584,436	1,624,650
Noncontrolling interest	4,330,767	4,443,089
Total shareholders’ equity	5,915,203	6,067,739
Total liabilities and shareholders’ equity	$11,024,220	$10,351,120
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$186,564	$163,178	$559,690	$489,532
Tenant reimbursements and other	30,095	19,620	93,198	61,621
Gaming, food, beverage and other	65,562	—	65,562	—
Total revenues	282,221	182,798	718,450	551,153

Expenses
Gaming, food, beverage and other	43,331	—	43,331	—
Depreciation and amortization	66,578	68,662	203,043	190,573
Property transactions, net	339	1,662	18,851	19,104
Reimbursable expenses	29,168	18,983	90,435	60,112
Amortization of above market lease, net	171	172	514	515
Acquisition-related expenses	4,423	1,059	7,095	1,059
General and administrative	3,422	2,882	10,085	8,223
	147,432	93,420	373,354	279,586
Operating income	134,789	89,378	345,096	271,567
Non-operating income (expense)
Interest income	163	1,480	2,473	3,039
Interest expense	(58,743)	(45,544)	(157,249)	(134,998)
Other non-operating expenses	(1,020)	(126)	(6,409)	(1,438)
	(59,600)	(44,190)	(161,185)	(133,397)
Income before income taxes	75,189	45,188	183,911	138,170
Provision for income taxes	(5,266)	(1,488)	(7,760)	(3,903)
Net income	69,923	43,700	176,151	134,267
Less: Net (income) attributable to noncontrolling interest	(50,439)	(32,675)	(127,691)	(101,214)
Net income attributable to Class A shareholders	$19,484	$11,025	$48,460	$33,053

Weighted average Class A shares outstanding:
Basic	71,005,052	60,614,664	70,991,129	58,612,916
Diluted	71,201,791	60,755,186	71,174,270	58,807,948

Net income per Class A share (basic)	$0.27	$0.18	$0.68	$0.56
Net income per Class A share (diluted)	$0.27	$0.18	$0.68	$0.56

Dividends declared per Class A share	$0.4375	$0.3950	$1.2875	$1.1775
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$69,923	$43,700	$176,151	$134,267
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges, net	4,736	1,754	27,372	(2,992)
Other comprehensive income (loss)	4,736	1,754	27,372	(2,992)
Comprehensive income	74,659	45,454	203,523	131,275
Less: Comprehensive income attributable to noncontrolling interests	(53,912)	(33,948)	(147,767)	(98,866)
Comprehensive income attributable to Class A shareholders	$20,747	$11,506	$55,756	$32,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$176,151	$134,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,043	190,573
Property transactions, net	18,851	19,104
Amortization of deferred financing costs and debt discount	9,391	8,443
Loss on retirement of debt	2,736	798
Amortization related to above market lease, net	514	515
Deemed contributions - tax sharing agreement	4,912	3,903
Straight-line rental revenues	14,657	3,820
Amortization of deferred revenue	(2,762)	(1,510)
Share-based compensation	1,516	943
Deferred income taxes	2,848	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	527	3,399
Prepaid expenses and other assets	455	(4,214)
Due to MGM Resorts International and affiliates	(560)	358
Accounts payable, accrued expenses and other liabilities	(9,022)	2,200
Accrued interest	9,830	1,256
Net cash provided by operating activities	433,087	363,855
Cash flows from investing activities
Capital expenditures for property and equipment	(795)	—
Acquisition of Northfield, net of cash acquired	(1,034,534)	—
Net cash used in investing activities	(1,035,329)	—
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	747,375	(33,500)
Proceeds from issuance of debt	—	350,000
Deferred financing costs	(17,490)	(5,381)
Issuance of Class A shares	—	404,685
Class A share issuance costs	—	(17,137)
Dividends and distributions paid	(337,865)	(284,213)
Net cash provided by financing activities	392,020	414,454
Cash and cash equivalents
Net increase (decrease) for the period	(210,222)	778,309
Balance, beginning of period	259,722	360,492
Balance, end of period	$49,500	$1,138,801
Supplemental cash flow disclosures
Interest paid	$137,623	$125,077
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$18,172	$42,303
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$116,395	$101,222
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2018	—	$1,716,490	$(94,948)	$3,108	$1,624,650	$4,443,089	$6,067,739
Net income	—	—	15,830	—	15,830	42,339	58,169
Deemed contribution - tax sharing agreement	—	—	—	—	—	1,231	1,231
Dividends and distributions declared	—	—	(29,777)	—	(29,777)	(81,956)	(111,733)
Share-based compensation	—	102	—	—	102	282	384
Other comprehensive income - cash flow hedges	—	—	—	4,358	4,358	11,997	16,355
Other	—	108	—	—	108	293	401
Balance at March 31, 2018	—	1,716,700	(108,895)	7,466	1,615,271	4,417,275	6,032,546
Net income	—	—	13,146	—	13,146	34,913	48,059
Deemed contribution - tax sharing agreement	—	—	—	—	—	1,263	1,263
Dividends and distributions declared	—	—	(30,492)	—	(30,492)	(83,907)	(114,399)
Share-based compensation	—	149	—	—	149	407	556
Other comprehensive income - cash flow hedges	—	—	—	1,675	1,675	4,606	6,281
Other	—	237	—	—	237	(240)	(3)
Balance at June 30, 2018	—	1,717,086	(126,241)	9,141	1,599,986	4,374,317	5,974,303
Net income	—	—	19,484	—	19,484	50,439	69,923
Deemed contribution - tax sharing agreement	—	—	—	—	—	2,418	2,418
Dividends and distributions declared	—	—	(31,024)	—	(31,024)	(85,371)	(116,395)
Share-based compensation	—	153	—	—	153	423	576
Other comprehensive income - cash flow hedges	—	—	—	1,263	1,263	3,473	4,736
Other	—	(5,426)	—	—	(5,426)	(14,932)	(20,358)
Balance at September 30, 2018	—	$1,711,813	$(137,781)	$10,404	$1,584,436	$4,330,767	$5,915,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2017	—	$1,363,130	$(29,758)	$445	$1,333,817	$4,274,444	$5,608,261
Net income	—	—	11,348	—	11,348	35,344	46,692
Deemed contribution - tax sharing agreement	—	—	—	—	—	1,238	1,238
Dividends and distributions declared	—	—	(22,282)	—	(22,282)	(71,827)	(94,109)
Share-based compensation	—	44	—	—	44	144	188
Other comprehensive income - cash flow hedges	—	—	—	(150)	(150)	(484)	(634)
Other	—	96	—	—	96	305	401
Balance at March 31, 2017	—	1,363,270	(40,692)	295	1,322,873	4,239,164	5,562,037
Net income	—	—	10,680	—	10,680	33,195	43,875
Deemed contribution - tax sharing agreement	—	—	—	—	—	1,177	1,177
Dividends and distributions declared	—	—	(22,777)	—	(22,777)	(73,218)	(95,995)
Issuance of Class A shares	—	7,014	(4,125)	—	2,889	(2,889)	—
Share-based compensation	—	86	—	—	86	276	362
Other comprehensive income - cash flow hedges	—	—	—	(975)	(975)	(3,137)	(4,112)
Other	—	—	—	—	—	—	—
Balance at June 30, 2017	—	1,370,370	(56,914)	(680)	1,312,776	4,194,568	5,507,344
Net income	—	—	11,025	—	11,025	32,675	43,700
Deemed contribution - tax sharing agreement	—	—	—	—	—	1,488	1,488
Dividends and distributions declared	—	—	(28,004)	—	(28,004)	(73,218)	(101,222)
Issuance of Class A shares	—	326,728	—	(109)	326,619	60,929	387,548
Share-based compensation	—	99	—	—	99	294	393
Other comprehensive income - cash flow hedges	—	—	—	481	481	1,273	1,754
Other	—	(183)	—	—	(183)	(475)	(658)
Balance at September 30, 2017	—	$1,697,014	$(73,893)	$(308)	$1,622,813	$4,217,534	$5,840,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate investments, net	$9,803,410	$10,021,938
Property and equipment, used in operations, net	789,039	—
Cash and cash equivalents	49,500	259,722
Tenant and other receivables, net	12,447	6,385
Prepaid expenses and other assets	56,395	18,487
Above market lease, asset	43,407	44,588
Goodwill	17,915	—
Other intangible assets, net	252,107	—
Total assets	$11,024,220	$10,351,120
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,684,717	$3,934,628
Due to MGM Resorts International and affiliates	402	962
Accounts payable, accrued expenses and other liabilities	39,588	10,240
Above market lease, liability	46,403	47,069
Accrued interest	32,395	22,565
Distribution payable	116,395	111,733
Deferred revenue	157,725	127,640
Deferred income taxes, net	31,392	28,544
Total liabilities	5,109,017	4,283,381
Commitments and contingencies (Note 14)
Partners' capital
General partner	—	—
Limited partners: 266,045,289 and 266,030,918 Operating Partnership units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	5,915,203	6,067,739
Total partners' capital	5,915,203	6,067,739
Total liabilities and partners’ capital	$11,024,220	$10,351,120
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$186,564	$163,178	$559,690	$489,532
Tenant reimbursements and other	30,095	19,620	93,198	61,621
Gaming, food, beverage and other	65,562	—	65,562	—
Total revenues	282,221	182,798	718,450	551,153

Expenses
Gaming, food, beverage and other	43,331	—	43,331	—
Depreciation and amortization	66,578	68,662	203,043	190,573
Property transactions, net	339	1,662	18,851	19,104
Reimbursable expenses	29,168	18,983	90,435	60,112
Amortization of above market lease, net	171	172	514	515
Acquisition-related expenses	4,423	1,059	7,095	1,059
General and administrative	3,422	2,882	10,085	8,223
	147,432	93,420	373,354	279,586
Operating income	134,789	89,378	345,096	271,567
Non-operating income (expense)
Interest income	163	1,480	2,473	3,039
Interest expense	(58,743)	(45,544)	(157,249)	(134,998)
Other non-operating expenses	(1,020)	(126)	(6,409)	(1,438)
	(59,600)	(44,190)	(161,185)	(133,397)
Income before income taxes	75,189	45,188	183,911	138,170
Provision for income taxes	(5,266)	(1,488)	(7,760)	(3,903)
Net income	$69,923	$43,700	$176,151	$134,267

Weighted average Operating Partnership units outstanding:
Basic	266,139,175	245,976,800	266,125,252	243,975,052
Diluted	266,335,914	246,117,322	266,308,393	244,170,084

Net income per Operating Partnership unit (basic)	$0.26	$0.18	$0.66	$0.55
Net income per Operating Partnership unit (diluted)	$0.26	$0.18	$0.66	$0.55

Distributions declared per Operating Partnership unit	$0.4375	$0.3950	$1.2875	$1.1775
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$69,923	$43,700	$176,151	$134,267
Unrealized gain (loss) on cash flow hedges, net	4,736	1,754	27,372	(2,992)
Comprehensive income	$74,659	$45,454	$203,523	$131,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$176,151	$134,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,043	190,573
Property transactions, net	18,851	19,104
Amortization of deferred financing costs and debt discount	9,391	8,443
Loss on retirement of debt	2,736	798
Amortization related to above market lease, net	514	515
Deemed contributions - tax sharing agreement	4,912	3,903
Straight-line rental revenues	14,657	3,820
Amortization of deferred revenue	(2,762)	(1,510)
Share-based compensation	1,516	943
Deferred income taxes	2,848	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	527	3,399
Prepaid expenses and other assets	455	(4,214)
Due to MGM Resorts International and affiliates	(560)	358
Accounts payable, accrued expenses and other liabilities	(9,022)	2,200
Accrued interest	9,830	1,256
Net cash provided by operating activities	433,087	363,855
Cash flows from investing activities
Capital expenditures for property and equipment	(795)	—
Acquisition of Northfield, net of cash acquired	(1,034,534)	—
Net cash used in investing activities	(1,035,329)	—
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	747,375	(33,500)
Proceeds from issuance of debt	—	350,000
Deferred financing costs	(17,490)	(5,381)
Proceeds from purchase of Operating Partnership units by MGP	—	387,548
Distributions paid	(337,865)	(284,213)
Net cash provided by financing activities	392,020	414,454
Cash and cash equivalents
Net increase (decrease) for the period	(210,222)	778,309
Balance, beginning of period	259,722	360,492
Balance, end of period	$49,500	$1,138,801
Supplemental cash flow disclosures
Interest paid	$137,623	$125,077
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$18,172	$42,303
Accrual of distribution payable to Operating Partnership unit holders	$116,395	$101,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2018	$—	$6,067,739	$6,067,739
Net income	—	58,169	58,169
Deemed contribution - tax sharing agreement	—	1,231	1,231
Distributions declared	—	(111,733)	(111,733)
Share-based compensation	—	384	384
Other comprehensive income - cash flow hedges	—	16,355	16,355
Other	—	401	401
Balance at March 31, 2018	—	6,032,546	6,032,546
Net income	—	48,059	48,059
Deemed contribution - tax sharing agreement	—	1,263	1,263
Distributions declared	—	(114,399)	(114,399)
Share-based compensation	—	556	556
Other comprehensive income - cash flow hedges	—	6,281	6,281
Other	—	(3)	(3)
Balance at June 30, 2018	—	5,974,303	5,974,303
Net income	—	69,923	69,923
Deemed contribution - tax sharing agreement	—	2,418	2,418
Distributions declared	—	(116,395)	(116,395)
Share-based compensation	—	576	576
Other comprehensive income - cash flow hedges	—	4,736	4,736
Other	—	(20,358)	(20,358)
Balance at September 30, 2018	$—	$5,915,203	$5,915,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2017	$—	$5,608,261	$5,608,261
Net income	—	46,692	46,692
Deemed contribution - tax sharing agreement	—	1,238	1,238
Distributions declared	—	(94,109)	(94,109)
Share-based compensation	—	188	188
Other comprehensive income - cash flow hedges	—	(634)	(634)
Other	—	401	401
Balance at March 31, 2017	—	5,562,037	5,562,037
Net income	—	43,875	43,875
Deemed contribution - tax sharing agreement	—	1,177	1,177
Distributions declared	—	(95,995)	(95,995)
Share-based compensation	—	362	362
Other comprehensive income - cash flow hedges	—	(4,112)	(4,112)
Other	—	—	—
Balance at June 30, 2017	—	5,507,344	5,507,344
Net income	—	43,700	43,700
Deemed contribution - tax sharing agreement	—	1,488	1,488
Distributions declared and paid	—	(101,222)	(101,222)
Issuance of Operating Partnership units	—	387,548	387,548
Share-based compensation	—	393	393
Other comprehensive income - cash flow hedges	—	1,754	1,754
Other	—	(658)	(658)
Balance at September 30, 2017	$—	$5,840,347	$5,840,347

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

MGP is a publicly traded REIT engaged through its investment in the Operating Partnership in the real property business, which primarily consists of owning, acquiring and leasing large-scale destination entertainment and leisure resorts, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. MGM Resorts International (“MGM” or the “Parent”) is a Delaware corporation that acts largely as a holding company and, through its subsidiaries, owns and operates large-scale destination entertainment and leisure resorts. Pursuant to a master lease agreement (the “Master Lease”), a subsidiary of the Operating Partnership (the “Landlord”) leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM (which was branded as Monte Carlo prior to May 2018), Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor back to a subsidiary of MGM (the “Tenant”). One of the Company’s wholly-owned taxable REIT subsidiaries (“TRS”), MGP OH, Inc. owns the Hard Rock Rocksino Northfield Park (the “Rocksino”) in Northfield, OH.

    As of September 30, 2018, there were 266,045,289 Operating Partnership units outstanding in the Operating Partnership of which MGM owned 195,134,123 or 73.3% and MGP owns the remaining 26.7%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights, and is consolidated by MGM.

Northfield Acquisition

On July 6, 2018, the TRS completed its previously announced acquisition of the membership interests of Northfield Park Associates, LLC (“Northfield”), an Ohio limited liability company that owns the real estate assets and operations of the Rocksino (the “Northfield Acquisition”) from Milstein Entertainment LLC. Simultaneously with the close of the transaction, Northfield entered into a new agreement with an affiliate of Hard Rock Café International (STP), Inc. (“Hard Rock”), to continue to serve as the manager of the property. Refer to Note 2 and Note 3 for additional details.

On September 18, 2018, the Company entered into an agreement to sell the operations of Northfield (“Northfield OpCo”) to a subsidiary of MGM. Northfield will be added to the existing Master Lease between the Landlord and Tenant. The transaction is expected to close in the first half of 2019, subject to regulatory approvals and other customary closing conditions. The transaction was approved by the Company’s Conflicts Committee. Refer to Note 3 for additional information.

Empire City Transaction

On May 28, 2018, the Company entered into an agreement to acquire the real property associated with the Empire City Casino’s race track and casino (“Empire City”) from MGM upon its acquisition of Empire City for total consideration of $625 million, which will include the assumption of debt by the Operating Partnership with the balance through the issuance of Operating Partnership units to MGM (“Empire City Transaction”). Empire City will be added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment to MGP will increase by $50 million. Consistent with the Master Lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022. In addition, pursuant to the Master Lease, MGP will have a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future. The transaction is expected to close in the first quarter of 2019, subject to regulatory approvals and other customary closing conditions.

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

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.
Variable Interest Entities. The condensed consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries. MGP’s maximum exposure to loss is the carrying value of the assets and liabilities of the Operating Partnership, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The condensed consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, the Landlord, which owns the real estate, a VIE of which the Operating Partnership is the primary beneficiary. As of September 30, 2018, on a consolidated basis the Landlord had total assets of $9.9 billion primarily related to its real estate assets, and total liabilities of $239 million primarily related to its deferred revenue and above market lease liability.
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

Fair value measurements. Fair value measurements are utilized in the accounting and impairment assessments of its long-lived assets, assets acquired and liabilities assumed in a business combination, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 2 inputs for its long-term debt fair value disclosures. See Note 8;

•	Level 2 inputs when measuring the fair value of its interest rate swaps. See Note 9; and

•	Level 2 and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed during the Northfield Acquisition. See Note 3.
Real estate investments. Real estate investments consist of land, buildings, improvements and integral equipment related to the Landlord. The contribution or acquisition of the real property by the Operating Partnership from MGM represent transactions between entities under common control, and as a result, such real estate was initially recorded by the Company at MGM’s historical cost basis, less accumulated depreciation (i.e., there was no change in the basis of the contributed assets), as of the contribution or acquisition dates. Costs of maintenance and repairs to real estate investments are the responsibility of the Tenant under the Master Lease.

Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Inception-to-date Non-Normal Tenant Improvements were $143.6 million through September 30, 2018.

Property and Equipment used in operations. Property and equipment used in operations are stated at cost. The property and equipment used in operations was acquired through the Northfield Acquisition and therefore recognized at fair value at the acquisition date. Property and equipment used in operations are generally depreciated over the following useful lives on a straight-line basis:

Buildings and improvements	20 to 40 years
Land improvements	10 to 20 years
Furniture, fixtures and equipment	3 to 20 years

The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset to a third-party at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses.

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. The Company will perform its first such annual impairment test in the fourth quarter of 2018.

Accounting guidance provides entities the option to perform a qualitative assessment of goodwill and indefinite-lived intangible assets (commonly referred to as step zero) in order to determine whether further impairment testing is necessary. In performing the step zero analysis the Company considers macroeconomic conditions, industry and market considerations, current and forecasted financial performance, entity-specific events, and changes in the composition or carrying amount of net assets of reporting units for goodwill. In addition, the Company takes into consideration the amount of excess of fair value over carrying value determined in the last quantitative analysis that was performed, as well as the period of time that has passed since the last quantitative analysis. If the step zero analysis indicates that it is more likely than not that the fair value is less than its carrying amount, the entity would proceed to a quantitative analysis.

Under the quantitative analysis, goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company’s reporting units discounted using market discount rates and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Under the qualitative analysis, the license rights are tested for impairment using a discounted cash flow approach. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.
Deferred revenue. The Company receives nonmonetary consideration related to Non-Normal Tenant Improvements as they become MGP’s property pursuant to the Master Lease and recognizes the cost basis of Non-Normal Tenant Improvements as real estate investments and deferred revenue. The Company depreciates the real estate investments over their estimated useful lives and amortizes the deferred revenue as additional rental revenue over the remaining term of the Master Lease once the related real estate assets are placed in service.

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

Tenant reimbursement revenue arises from costs for which the Company is the primary obligor that are required to be paid by the Tenant or reimbursed to the Company pursuant to the Master Lease. This revenue is recognized in the same periods as the expense is incurred.

Northfield generates gaming, food, beverage and other revenue, which primarily consists of video lottery terminal (“VLT”) wager transactions and food and beverage transactions. The transaction price for a VLT wager is the difference between gaming wins and losses (net win). The Company accounts for VLT revenue on a portfolio basis given the similar characteristics of wagers by recognizing net win per gaming day versus on an individual wager basis. The transaction price of food and beverage contracts is the amount collected from the customer or stand-alone selling price for such goods and services and is recorded when the delivery is made. Sales and usage-based taxes are excluded from revenues.
Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 7.0% and 4.2% for the three and nine months ended September 30, 2018, respectively.
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recorded a tax provision of $2.1 million on the TRS operations for the three and nine months ended September 30, 2018.
The Landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying financial statements as if the Landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the Landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the Landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return and, accordingly, the related income tax balances related to such taxes is reflected within noncontrolling interest within the accompanying financial statements. No amounts were due to MGM under the tax sharing agreement as of September 30, 2018 and December 31, 2017.

Recently issued accounting standards.  In January 2017, FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the amended guidance, the Company will perform its annual goodwill impairment tests (and interim tests if any are determined to be necessary) by comparing the fair value of its reporting units with their carrying value, and an impairment charge, if any, will be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted ASU 2017-04 and it did not have a material effect on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2017-12 amends the hedge accounting recognition and presentation requirements in order to improve the transparency and understandability of information about an entity’s risk management activities, and simplifies the application of hedge accounting. The Company does not expect the adoption of ASU 2017-12 to have a material effect on its consolidated financial statements.

In 2016 and 2018, the FASB issued ASC 842 “Leases (Topic 842),” which replaces the existing guidance in ASC 840, “Leases.” ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee will recognize interest expense and amortization of the ROU asset and for operating leases the lessee will recognize a straight-line total lease expense. The Company will adopt ASC 842 on January 1, 2019 utilizing the simplified transition method. The Company has established a cross-functional implementation team to evaluate the impact of the new standard and is in the process of executing the implementation plan which included performing an assessment of its existing leasing arrangements. The Company plans to elect the package of practical expedients available under ASC 842, which includes that the Company need not reassess the lease classification for existing contracts. Accordingly, the Master Lease will continue to be classified as an operating lease and, as such, the Company does not expect the adoption of ASC 842 to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers (Topic 606) which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods and services. The Company adopted ASC 606 on January 1, 2018 and it did not have a material impact on the Company’s financial statements.
NOTE 3 — NORTHFIELD ACQUISITION

As discussed in Note 1, on July 6, 2018 the TRS completed its acquisition of 100% of the membership interests of Northfield for a purchase price of approximately $1.1 billion. The Company funded the acquisition through a $200 million draw on the term loan A facility and a $655 million draw under the revolving credit facility, with the remainder of the purchase price paid with cash on hand. The acquisition will expand MGP’s real estate assets and diversify MGP’s geographic reach.

The Company recognized 100% of the assets and liabilities of Northfield at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The allocation of fair value for substantially all of the assets and liabilities is preliminary and may be adjusted up to one year after the acquisition.

The following table sets forth the preliminary purchase price allocation (in thousands):

Fair value of assets acquired and liabilities:
Property and equipment used in operations	$792,807
Cash and cash equivalents	35,831
Racing and gaming licenses	228,000
Customer list	25,000
Goodwill	17,915
Other assets	9,598
Other liabilities	(38,786)
$1,070,365

As discussed above, the Company recognized the identifiable intangible assets at fair value. The estimated fair values of the intangible assets were preliminarily determined using methodologies under the income approach based on significant inputs that were not observable. The goodwill is deductible for tax purposes and all of the goodwill was assigned to the TRS segment. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

Consolidated results. For the period from July 6, 2018 through September 30, 2018, Northfield’s net revenue was $65.6 million, operating income was $16.9 million and net income was $14.8 million.

Pro forma information (unaudited). The operating results for Northfield are included in the accompanying consolidated statements of operations from the date of acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Northfield Acquisition had occurred as of January 1, 2017. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2017.

The pro forma results include adjustments related to purchase accounting, primarily interest expense related to debt used to fund the acquisition, and the conformance of accounting policies. The following table represents MGP's and the Operating Partnership’s unaudited pro forma information for the nine-months ended September 30, 2018 and 2017:

	2018	2017
	(unaudited, in thousands, except per share amounts)
Net revenues	$858,051	$740,444
Net income	190,358	134,957
Net income attributable to Class A shareholders	52,247	33,327
Basic net income per Class A share	0.74	0.57
Diluted net income per Class A share	0.73	0.57

As discussed in Note 1, on September 18, 2018, the Company entered into an agreement to sell the operations of Northfield to a subsidiary of MGM for approximately $275 million, subject to customary purchase price adjustments. The TRS will concurrently liquidate and the real estate assets of Northfield will be transferred to the Landlord. The Landlord will lease such real estate assets to the Tenant pursuant to an amendment to the Master Lease. As a result, the annual rent payment will increase by $60 million, prorated for the remainder of the lease year. Consistent with the Master Lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022. The transaction is expected to close in the first half of 2019, subject to regulatory approvals and other customary closing conditions. The Northfield OpCo sale will be accounted for as a transaction between entities under common control and therefore the Company will continue to carry the Northfield OpCo operating assets and liabilities as held and used until the close of the transaction.
NOTE 4 — REAL ESTATE INVESTMENTS
The carrying value of real estate investments is as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Land	$4,143,513	$4,143,513
Buildings, building improvements, land improvements and integral equipment	8,411,369	8,512,334
	12,554,882	12,655,847
Less: Accumulated depreciation	(2,751,472)	(2,633,909)
	$9,803,410	$10,021,938

NOTE 5 — PROPERTY AND EQUIPMENT USED IN OPERATIONS

The carrying value of property and equipment used in operations of the TRS is as follows:

September 30, 2018
(in thousands)
Land	$392,500
Buildings, building improvements and land improvements	382,683
Furniture, fixtures and equipment	17,998
Construction in progress	230
793,411
Less: Accumulated depreciation	(4,372)
$789,039

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

September 30, 2018
(in thousands)
Goodwill	$17,915

Indefinite-lived intangible assets:
Racing and gaming licenses	228,000
Total indefinite-lived intangible assets	228,000
Finite-lived intangible assets:
Customer lists	25,000
Less: Accumulated amortization	(893)
24,107
Total finite-lived intangible assets, net	24,107
Total other intangible assets, net	$252,107

Goodwill. A summary of changes in the Company’s goodwill by reportable segment is as follows:

	2018
	Balance at January 1	Acquisitions	Balance at September 30
	(in thousands)
Goodwill, net by reportable segment:
TRS	$—	$17,915	$17,915

Other intangible assets, net. The Company recognized an indefinite-lived intangible asset for the racing and gaming licenses acquired in the Northfield Acquisition and recognized an intangible asset related to Northfield’s customer list, which is amortized on a straight-line basis over its estimated useful life of seven years.

Total amortization expense related to intangible assets was $0.9 million for the three and nine months ending September 30, 2018. Remaining estimated future amortization is as follows:

(in thousands)
Years ending December 31,
2018	$893
2019	3,571
2020	3,571
2021	3,571
2022	3,571
Thereafter	8,930
$24,107
NOTE 7 — MASTER LEASE
Pursuant to the Master Lease, the Tenant has leased the Company’s real estate properties (other than the real estate associated with the TRS). The Master Lease is accounted for as an operating lease and has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant.

On April 1, 2018, the second 2.0% fixed annual rent escalator went into effect. Rent payments under the Master Lease for the third lease year of April 1, 2018 through March 31, 2019 are currently $770.3 million.

Rental revenues from the Master Lease for the three and nine months ended September 30, 2018 were $186.6 million and $559.7 million, respectively. The Company also recognized revenue related to tenant reimbursements and other of $30.1 million and $93.2 million for the three and nine months ended September 30, 2018, respectively.
NOTE 8 — DEBT
Debt consists of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$470,000	$273,750
Senior secured term loan B facility	1,803,750	1,817,625
Senior secured revolving credit facility	565,000	—
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
$350 million 4.50% senior notes, due 2028	350,000	350,000
	4,738,750	3,991,375
Less: Unamortized discount and debt issuance costs	(54,033)	(56,747)
	$4,684,717	$3,934,628
Operating Partnership credit agreement. At September 30, 2018, the Operating Partnership senior credit facility consisted of a $470 million term loan A facility, a $1.8 billion term loan B facility, and a $1.4 billion revolving credit facility. In March 2018, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.00% and extended the maturity of the term loan B facility to March 2025, effective in August 2018. In addition, the Operating Partnership will receive a further reduction in pricing to LIBOR plus 1.75% upon a corporate rating upgrade by either S&P or Moody’s.
In June 2018, the Operating Partnership amended its credit agreement to provide for a $750 million increase of the revolving facility to $1.4 billion, provide for a $200 million increase on the term loan A facility, and extend the maturity of the revolving facility and the term loan A facility to June 2023. Additionally, the revolving and term loan A facilities were repriced to LIBOR plus 1.75% to 2.25% determined by reference to the total net leverage ratio pricing grid. In addition, amortization payments under the term loan A facility’s will start on the last business day of each calendar quarter beginning September 30, 2019, for an amount equal to 0.625% of the aggregate principal amount of the term loan A outstanding as of the amendment effective date.

The Operating Partnership permanently repaid $4.6 million and $17.6 million of the term loan A and term loan B facility in the three and nine months ended September 30, 2018, respectively, in accordance with the scheduled amortization. At September 30, 2018, the interest rate on the term loan A facility was 4.49% and the interest rate on the term loan B facility was 4.24%, and the interest rate on the revolving credit facility was 4.37%. At September 30, 2018, $565 million was drawn on the revolving credit facility. The Operating Partnership was in compliance with its financial covenants at September 30, 2018.
Refer to Note 9 for further discussion of the Company’s interest rate swap agreements related to the term loan B facility.
Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $4.7 billion at September 30, 2018 and $4.1 billion at December 31, 2017. Fair value was estimated using quoted prices for identical or similar liabilities in markets that are not active (level 2 inputs).

Deferred financing costs.  The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $3.3 million and $9.4 million and during the three and nine months ended September 30, 2018, respectively. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $2.8 million and $8.4 million and during the three and nine months ended September 30, 2017, respectively.

NOTE 9 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. In May 2017 in connection with the term loan B re-pricing, the Company amended its outstanding interest rate swap agreements. As of September 30, 2018 and December 31, 2017, the Company pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor. As of September 30, 2018 and December 31, 2017, all of the Company’s derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting.

The fair values of the Company's interest rate swaps are $38.3 million and $11.3 million as of September 30, 2018 and December 31, 2017, respectively, based upon the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap (level 2 inputs). Interest rate swaps valued in net unrealized gain positions are recognized as asset balances within the prepaid expenses and other assets. Interest rate swaps valued in net unrealized loss positions are recognized as liability balances within accounts payable, accrued expenses and other liabilities. For the three and nine months ended September 30, 2018 and 2017, there was no material ineffective portion of the change in fair value derivatives. For the three and nine months ended September 30, 2018, the Company recorded offsets to interest expense of $0.6 million and interest expense of $0.1 million, respectively, related to the swap agreements. For the three and nine months ended September 30, 2017, the Company recorded interest expense of $2.0 million and $7.4 million, respectively, related to the swap agreements.
NOTE 10 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP dividends and Operating Partnership distributions. The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared and paid by MGP for the nine months ended September 30, 2018 and September 30, 2017. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date	Operating Partnership Distribution	MGP Class A Dividend
(in thousands, except per unit and per share amount)
2018
March 15, 2018	March 30, 2018	$0.4200	April 15, 2018	$111,733	$29,777
June 15, 2018	June 29, 2018	$0.4300	July 16, 2018	$114,399	$30,492
September 17, 2018	September 28, 2018	$0.4375	October 15, 2018	$116,395	$31,024

2017
March 15, 2017	March 31, 2017	$0.3875	April 13, 2017	$94,109	$22,282
June 15, 2017	June 30, 2017	$0.3950	July 14, 2017	$95,995	$22,777
September 15, 2017	September 29, 2017	$0.3950	October 13, 2017	$101,222	$28,004

Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof.

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income attributable to Class A shareholders are as follows:

Cash Flow Hedges
(in thousands)
Balance at December 31, 2017	$3,108
Other comprehensive income before reclassifications	27,241
Amounts reclassified from accumulated other comprehensive income to interest expense	131
Other comprehensive income	27,372
Less: Other comprehensive (income) attributable to noncontrolling interest	(20,076)
Balance at September 30, 2018	$10,404
NOTE 12 — NET INCOME PER CLASS A SHARE

The table below reconciles basic and diluted net income per Class A share. Diluted weighted average Class A shares outstanding includes an adjustment for potential dilution of share-based compensation awards outstanding and does not assume conversion of the Operating Partnership units held by MGM as such conversion would be antidilutive. Net income per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share amounts)
Numerator:
Net income attributable to Class A shares - basic and diluted	$19,484	$11,025	$48,460	$33,053
Denominator:
Weighted average Class A shares outstanding (1) - basic	71,005,052	60,614,664	70,991,129	58,612,916
Effect of dilutive shares for diluted net income per Class A share (2)	196,739	140,522	183,141	195,032
Weighted average Class A shares outstanding (1) - diluted	71,201,791	60,755,186	71,174,270	58,807,948

(1) Includes weighted average deferred share units granted to certain members of the board of directors.
(2) No shares related to outstanding share-based compensation awards were excluded due to being antidilutive.

NOTE 13 — NET INCOME PER OPERATING PARTNERSHIP UNIT

The table below reconciles basic and diluted net income per Operating Partnership unit. Diluted weighted-average Operating Partnership units includes an adjustment for potential dilution of share-based compensation awards outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share amounts)
Numerator:
Net income - basic and diluted	$69,923	$43,700	$176,151	$134,267
Denominator:
Weighted average Operating Partnership units outstanding (1) - basic	266,139,175	245,976,800	266,125,252	243,975,052
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	196,739	140,522	183,141	195,032
Weighted average Operating Partnership units outstanding (1) - diluted	266,335,914	246,117,322	266,308,393	244,170,084

(1) Includes weighted average deferred share units granted to certain members of the Board of Directors.
(2) No shares related to outstanding share-based compensation awards were excluded due to being antidilutive.

NOTE 14 — COMMITMENTS AND CONTINGENCIES
Litigation. In the ordinary course of business, from time to time, the Company expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

NOTE 15 — SEGMENTS
Consistent with how the Company’s management reviews and assesses the Company’s financial performance, the Company and the Operating Partnership have two reportable segments, REIT and TRS. The REIT reportable segment consists of all other operations of the Company excluding Northfield and represents the majority of the Company’s business. The TRS reportable segment consists of MGP OH, Inc. and Northfield.
The following tables present the Company and Operating Partnership’s segment information (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	REIT	TRS	Total	REIT	TRS	Total
Total revenues	$216,659	$65,562	$282,221	$182,798	$—	$182,798
Operating income	120,474	14,315	134,789	89,378	—	89,378
Income before income taxes (1)	60,874	14,315	75,189	45,188	—	45,188
Income tax expense	3,177	2,089	5,266	1,488	—	1,488
Net Income (1)	57,697	12,226	69,923	43,700	—	43,700
Depreciation and amortization	61,218	5,360	66,578	68,662	—	68,662
Interest income (1)	163	—	163	1,480	—	1,480
Interest expense (1)	58,743	—	58,743	45,544	—	45,544
Capital expenditures	1	604	605	—	—	—

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	REIT	TRS	Total	REIT	TRS	Total
Total revenues	$652,888	$65,562	$718,450	$551,153	$—	$551,153
Operating income	330,781	14,315	345,096	271,567	—	271,567
Income before income taxes (1)	169,596	14,315	183,911	138,170	—	138,170
Income tax expense	5,671	2,089	7,760	3,903	—	3,903
Net Income (1)	163,925	12,226	176,151	134,267	—	134,267
Depreciation and amortization	197,683	5,360	203,043	190,573	—	190,573
Interest income (1)	2,473	—	2,473	3,039	—	3,039
Interest expense (1)	157,249	—	157,249	134,998	—	134,998
Capital expenditures	191	604	795	—	—	—
(1) Income before income taxes, net income, interest income and interest expense are net of intercompany interest eliminations of $5.3 million for the three and nine months ended September 30, 2018.

	Balance at September 30, 2018			Balance at December 31, 2017
	REIT	TRS	Total	REIT	TRS	Total
Total assets	$9,914,500	$1,109,720	$11,024,220	$10,351,120	$—	$10,351,120

NOTE 16 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of September 30, 2018 and December 31, 2017 and for the nine months ended September 30, 2018 and September 30, 2017 are presented below.

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

CONSOLIDATING BALANCE SHEET INFORMATION

	September 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$594	$—	$9,802,816	$—	$9,803,410
Property and equipment, used in operations, net	—	—	789,039	—	789,039
Cash and cash equivalents	8,051	—	41,449	—	49,500
Tenant and other receivables, net	103	—	12,344	—	12,447
Intercompany	1,033,254	—	—	(1,033,254)	—
Prepaid expenses and other assets	53,797	—	2,598	—	56,395
Investments in subsidiaries	9,657,411	—	—	(9,657,411)	—
Above market lease, asset	—	—	43,407	—	43,407
Goodwill	—	—	17,915	—	17,915
Other intangible assets, net	—	—	252,107	—	252,107
Total assets	$10,753,210	$—	$10,961,675	$(10,690,665)	$11,024,220
Debt, net	4,684,717	—	—	—	4,684,717
Due to MGM Resorts International and affiliates	330	—	72	—	402
Intercompany	—	—	1,033,254	(1,033,254)	—
Accounts payable, accrued expenses and other liabilities	4,170	—	35,418	—	39,588
Above market lease, liability	—	—	46,403	—	46,403
Accrued interest	32,395	—	—	—	32,395
Dividend and distribution payable	116,395	—	—	—	116,395
Deferred revenue	—	—	157,725	—	157,725
Deferred income taxes, net	—	—	31,392	—	31,392
Total liabilities	4,838,007	—	1,304,264	(1,033,254)	5,109,017
General partner	—	—	—	—	—
Limited partners	5,915,203	—	9,657,411	(9,657,411)	5,915,203
Total partners' capital	5,915,203	—	9,657,411	(9,657,411)	5,915,203
Total liabilities and partners’ capital	$10,753,210	$—	$10,961,675	$(10,690,665)	$11,024,220

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$488	$—	$10,021,450	$—	$10,021,938
Cash and cash equivalents	259,722	—	—	—	259,722
Tenant and other receivables, net	299	—	6,086	—	6,385
Intercompany	1,383,397	—	—	(1,383,397)	—
Prepaid expenses and other assets	18,487	—	—	—	18,487
Investments in subsidiaries	8,479,388	—	—	(8,479,388)	—
Above market lease, asset	—	—	44,588	—	44,588
Total assets	$10,141,781	$—	$10,072,124	$(9,862,785)	$10,351,120
Debt, net	3,934,628	—	—	—	3,934,628
Due to MGM Resorts International and affiliates	962	—	—	—	962
Intercompany	—	—	1,383,397	(1,383,397)	—
Accounts payable, accrued expenses and other liabilities	4,154	—	6,086	—	10,240
Above market lease, liability	—	—	47,069	—	47,069
Accrued interest	22,565	—	—	—	22,565
Dividend and distribution payable	111,733	—	—	—	111,733
Deferred revenue	—	—	127,640	—	127,640
Deferred income taxes, net	—	—	28,544	—	28,544
Total liabilities	4,074,042	—	1,592,736	(1,383,397)	4,283,381
General partner	—	—	—	—	—
Limited partners	6,067,739	—	8,479,388	(8,479,388)	6,067,739
Total partners' capital	6,067,739	—	8,479,388	(8,479,388)	6,067,739
Total liabilities and partners’ capital	$10,141,781	$—	$10,072,124	$(9,862,785)	$10,351,120

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$186,564	$—	$186,564
Tenant reimbursements and other	—	—	30,095	—	30,095
Gaming, food, beverage and other	—	—	65,562	—	65,562
	—	—	282,221	—	282,221
Expenses
Gaming, food, beverage and other	—	—	43,331	—	43,331
Depreciation and amortization	45	—	66,533	—	66,578
Property transactions, net	—	—	339	—	339
Reimbursable expenses	—	—	29,168	—	29,168
Amortization of above market lease, net	—	—	171	—	171
Acquisition-related expenses	1,931	—	2,492	—	4,423
General and administrative	3,358	—	64	—	3,422
	5,334	—	142,098	—	147,432
Operating income (loss)	(5,334)	—	140,123	—	134,789
Equity in earnings of subsidiaries	129,568	—	—	(129,568)	—
Non-operating income (expense)
Interest income	5,452	—	—	(5,289)	163
Interest expense	(58,743)	—	(5,289)	5,289	(58,743)
Other non-operating expenses	(1,020)	—	—	—	(1,020)
	(54,311)	—	(5,289)	—	(59,600)
Income before income taxes	69,923	—	134,834	(129,568)	75,189
Provision for income taxes	—	—	(5,266)	—	(5,266)
Net income	$69,923	$—	$129,568	$(129,568)	$69,923

Other comprehensive income
Net income	69,923	—	129,568	(129,568)	69,923
Unrealized gain on cash flow hedges, net	4,736	—	—	—	4,736
Comprehensive income	$74,659	$—	$129,568	$(129,568)	$74,659

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Nine Months Ended September 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$559,690	$—	$559,690
Tenant reimbursements and other	—	—	93,198	—	93,198
Gaming, food, beverage and other	—	—	65,562	—	65,562
	—	—	718,450	—	718,450
Expenses
Gaming, food, beverage and other	—	—	43,331	—	43,331
Depreciation and amortization	87	—	202,956	—	203,043
Property transactions, net	—	—	18,851	—	18,851
Reimbursable expenses	—	—	90,435	—	90,435
Amortization of above market lease, net	—	—	514	—	514
Acquisition-related expenses	4,603	—	2,492	—	7,095
General and administrative	10,021	—	64	—	10,085
	14,711	—	358,643	—	373,354
Operating income (loss)	(14,711)	—	359,807	—	345,096
Equity in earnings of subsidiaries	346,758	—	—	(346,758)	—
Non-operating income (expense)
Interest income	7,762	—	—	(5,289)	2,473
Interest expense	(157,249)	—	(5,289)	5,289	(157,249)
Other non-operating expenses	(6,409)	—	—	—	(6,409)
	(155,896)	—	(5,289)	—	(161,185)
Income before income taxes	176,151	—	354,518	(346,758)	183,911
Provision for income taxes	—	—	(7,760)	—	(7,760)
Net income	$176,151	$—	$346,758	$(346,758)	$176,151

Other comprehensive income
Net income	176,151	—	346,758	(346,758)	176,151
Unrealized gain on cash flow hedges, net	27,372	—	—	—	27,372
Comprehensive income	$203,523	$—	$346,758	$(346,758)	$203,523

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$163,178	$—	$163,178
Tenant reimbursements and other	—	—	19,620	—	19,620
	—	—	182,798	—	182,798
Expenses
Depreciation	—	—	68,662	—	68,662
Property transactions, net	—	—	1,662	—	1,662
Reimbursable expenses	—	—	18,983	—	18,983
Amortization of above market lease, net	—	—	172	—	172
Acquisition-related expenses	1,059	—	—	—	1,059
General and administrative	2,882	—	—	—	2,882
	3,941	—	89,479	—	93,420
Operating income (loss)	(3,941)	—	93,319	—	89,378
Equity in earnings of subsidiaries	91,831	—	—	(91,831)	—
Non-operating income (expense)
Interest income	1,480	—	—	—	1,480
Interest expense	(45,544)	—	—	—	(45,544)
Other non-operating expenses	(126)	—	—	—	(126)
	(44,190)	—	—	—	(44,190)
Income before income taxes	43,700	—	93,319	(91,831)	45,188
Provision for income taxes	—	—	(1,488)	—	(1,488)
Net income	$43,700	$—	$91,831	$(91,831)	$43,700

Other comprehensive income
Net income	43,700	—	91,831	(91,831)	43,700
Unrealized loss on cash flow hedges, net	1,754	—	—	—	1,754
Comprehensive income	$45,454	$—	$91,831	$(91,831)	$45,454

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Nine Months Ended September 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$489,532	$—	$489,532
Tenant reimbursements and other	—	—	61,621	—	61,621
	—	—	551,153	—	551,153
Expenses
Depreciation	—	—	190,573	—	190,573
Property transactions, net	—	—	19,104	—	19,104
Reimbursable expenses	—	—	60,112	—	60,112
Amortization of above market lease, net	—	—	515	—	515
Acquisition-related expenses	1,059	—	—	—	1,059
General and administrative	8,223	—	—	—	8,223
	9,282	—	270,304	—	279,586
Operating income (loss)	(9,282)	—	280,849	—	271,567
Equity in earnings of subsidiaries	276,946	—	—	(276,946)	—
Non-operating income (expense)
Interest income	3,039	—	—	—	3,039
Interest expense	(134,998)	—	—	—	(134,998)
Other non-operating expenses	(1,438)	—	—	—	(1,438)
	(133,397)	—	—	—	(133,397)
Income before income taxes	134,267	—	280,849	(276,946)	138,170
Provision for income taxes	—	—	(3,903)	—	(3,903)
Net income	$134,267	$—	$276,946	$(276,946)	$134,267

Other comprehensive income
Net income	134,267	—	276,946	(276,946)	134,267
Unrealized loss on cash flow hedges, net	(2,992)	—	—	—	(2,992)
Comprehensive income	$131,275	$—	$276,946	$(276,946)	$131,275

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(149,511)	$—	$582,598	$—	$433,087
Cash flows from investing activities
Capital expenditures for property and equipment	(191)	—	(604)	—	(795)
Acquisition of Northfield, net of cash acquired	(1,068,337)	—	33,803	—	(1,034,534)
Net cash used in investing activities	(1,068,528)	—	33,199	—	(1,035,329)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	747,375	—	—	—	747,375
Deferred financing costs	(17,490)	—	—	—	(17,490)
Distributions paid	(337,865)	—	—	—	(337,865)
Cash received by Parent on behalf of Guarantor Subsidiaries	574,348	—	(574,348)	—	—
Net cash provided by (used in) financing activities	966,368	—	(574,348)	—	392,020
Cash and cash equivalents
Net increase for the period	(251,671)	—	41,449	—	(210,222)
Balance, beginning of period	259,722	—	—	—	259,722
Balance, end of period	$8,051	$—	$41,449	$—	$49,500

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(129,495)	$—	$493,350	$—	$363,855
Cash flows from investing activities
Capital expenditures for property and equipment	—	—	—	—	—
Net cash used in investing activities	—	—	—	—	—
Cash flows from financing activities
Proceeds from issuance of debt	350,000	—	—	—	350,000
Deferred financing costs	(5,381)	—	—	—	(5,381)
Repayment of debt principal	(33,500)	—	—	—	(33,500)
Proceeds from purchase of operating partnership units by MGP	387,548	—	—	—	387,548
Distributions paid	(284,213)	—	—	—	(284,213)
Cash received by Parent on behalf of Guarantor Subsidiaries	493,350	—	(493,350)	—	—
Net cash provided by (used in) financing activities	907,804	—	(493,350)	—	414,454
Cash and cash equivalents
Net increase for the period	778,309	—	—	—	778,309
Balance, beginning of period	360,492	—	—	—	360,492
Balance, end of period	$1,138,801	$—	$—	$—	$1,138,801

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
Following the completion of MGP’s initial public offering, it became a publicly traded REIT engaged in the real property business which primarily consists of owning, acquiring and leasing large-scale destination entertainment and leisure resort properties, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. MGM continued to hold a controlling interest in MGP following the completion of its initial public offering through its ownership of MGP’s single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. In addition, MGM continues to hold a majority economic interest in the Operating Partnership through its ownership of Operating Partnership units. One of MGP’s subsidiaries is the sole general partner of the Operating Partnership.
We generate a substantial portion of our revenues by leasing our real estate properties through the Landlord, a wholly owned subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM, in a “triple-net” lease arrangement, which requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Additionally, the Master Lease provides us with a right of first offer to purchase the real estate assets with respect to MGM’s development property in Springfield, Massachusetts in the event that MGM elects to sell it. In addition, in connection with the Empire City Transaction, we will be granted a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future. On April 1, 2018, the second 2.0% fixed annual rent escalator went into effect. Rent payments under the Master Lease for the third lease year of April 1, 2018 to March 31, 2019 are $770.3 million. Payments under the Master Lease are guaranteed by MGM.
As of September 30, 2018, our portfolio consisted of eleven premier destination resorts, which include properties that we believe are among the world’s finest casino resorts, as well as The Park in Las Vegas and the Hard Rock Rocksino Northfield Park, in Northfield, OH.
On July 6, 2018, we completed the acquisition of Northfield for $1.1 billion. We funded the acquisition through a $200 million draw on the term loan A facility and a $655 million draw under the revolving credit facility, with the remainder of the purchase price paid with cash on hand. Simultaneously with the close of the transaction, we entered into a new agreement with Hard Rock to continue to serve as the manager of the property.

On September 18, 2018, the Company entered into an agreement to sell the operations of Northfield to a subsidiary of MGM for approximately $275 million, subject to customary purchase price adjustments. The TRS will concurrently liquidate and the real estate assets of Northfield will be transferred to the Landlord. Northfield will be added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment will increase by $60 million, prorated for the remainder of the lease year. The transaction is expected to close in the first half of 2019, subject to regulatory approvals and other customary closing conditions. The transaction was approved by the Company’s Conflicts Committee. Refer to Note 3 for additional information.

On May 28, 2018, we entered into an agreement to acquire the real property associated with Empire City from MGM upon its acquisition of Empire City for total consideration of $625 million, which will include the assumption of approximately $245 million of debt by the Operating Partnership with the balance through the issuance of Operating Partnership units to MGM.

Empire City will be added to the existing Master Lease between the Landlord and Tenant. The transactions are expected to close in the first quarter of 2019, subject to regulatory approvals and other customary closing conditions.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total revenues	$282,221	$182,798	$718,450	$551,153
Operating income	134,789	89,378	345,096	271,567
Net income	69,923	43,700	176,151	134,267
Net income attributable to Class A shareholders	19,484	11,025	48,460	33,053

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,
	2018	2017	2018	2017
	Total Revenues		Operating Income
	(in thousands)
REIT	$216,659	$182,798	$120,474	$89,378
TRS	65,562	—	14,315	—
Total	$282,221	$182,798	$134,789	$89,378

	Nine Months Ended September 30,
	2018	2017	2018	2017
	Total Revenues		Operating Income
	(in thousands)
REIT	$652,888	$551,153	$330,781	$271,567
TRS	65,562	—	14,315	—
Total	$718,450	$551,153	$345,096	$271,567
Revenues

Rental revenue. Rental revenues, including tenant reimbursements and other, for the three and nine months ended September 30, 2018 were $216.7 million and $652.9 million, respectively. Rental revenues, including tenant reimbursements and other, for the three and nine months ended September 30, 2017 were $182.8 million and $551.2 million, respectively. The increase is primarily due to an increase in rental revenues of $23.4 million and $70.2 million for the three and nine months ended September 30, 2018, respectively, as a result of the MGM National Harbor transaction in October 2017.

Gaming, food, beverage and other. Gaming, food and beverage and other revenues were $65.6 million for the three and nine months ended September 30, 2018, which represents the results of operations of Northfield from July 6, 2018, the date on which the Northfield Acquisition was completed, through September 30, 2018.
Operating Expenses

Gaming, food, beverage and other. Gaming, food and beverage and other expenses were $43.3 million for the three and nine months ended September 30, 2018, which represent the results of operations of Northfield from July 6, 2018, the date on which the Northfield Acquisition was completed, through September 30, 2018.

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended September 30, 2018 was $66.6 million and $203.0 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2017 was $68.7 million and $190.6 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2018 increased due to assets placed in service and depreciation related to the MGM National Harbor and Northfield assets acquired.
Property transactions, net. Property transactions, net for the three and nine months ended September 30, 2018 were $0.3 million and $18.9 million, respectively, and relate to normal losses on the disposition of assets. Property transactions, net for the three and nine months ended September 30, 2017 were $1.7 million and $19.1 million, respectively, and relate to normal losses on the disposition of assets.

Reimbursable expenses. Reimbursable expenses include costs reimbursed or paid directly by Tenant pursuant to the Master Lease, including property taxes and ground lease rent for which we are the primary obligor.  Reimbursable expenses for three and nine months ended September 30, 2018 were $29.2 million and $90.4 million. Reimbursable expenses for three and nine months ended September 30, 2017 were $19.0 million and $60.1 million. The increase is primarily due to the MGM National Harbor transaction in October 2017.
Acquisition-related expenses. Acquisition-related expenses for the three and nine months ended September 30, 2018 were $4.4 million and $7.1 million, respectively, which related to expenses incurred in connection with the Northfield Acquisition and the Empire City Transaction (see Note 1 and Note 3 to the accompanying financial statements). Acquisition-related expenses for both the three and nine months ended September 30, 2017 were $1.1 million, which related to expenses incurred in connection with the MGM National Harbor Transaction.
General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2018 were $3.4 million and $10.1 million, respectively. General and administrative expenses for the three and nine months ended September 30, 2017 were $2.9 million and $8.2 million, respectively. The increase for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 is primarily due to an increase in costs incurred for transactions that did not close.

Non-Operating Expenses
Total non-operating expenses for the three and nine months ended September 30, 2018 were $59.6 million and $161.2 million, respectively, and primarily related to interest expense on the senior secured credit facility, senior notes and interest rate swaps, which included amortization of debt issuance costs of $3.3 million and $9.4 million for the three and nine months ended September 30, 2018 as well as $2.7 million loss on retirement of debt incurred for the senior secured facility amendments in the nine months ended September 30, 2018. Total non-operating expenses for the three and nine months ended September 30, 2017 were $44.2 million and $133.4 million, respectively, and primarily related to interest expense on the senior secured credit facility, senior notes and interest rate swaps, which included amortization of debt issuance costs of $2.8 million and $8.4 million for the three and nine months ended September 30, 2017.

Provision for Income Taxes

Our effective tax rate was 7.0% and 4.2% for the three and nine months ended September 30, 2018, respectively, compared to 3.3% and 2.8% in the respective prior year periods. The increased rate is primarily driven from the operations of the TRS, which are taxed at the statutory corporate rate. Refer to Note 2 of the accompanying financial statements for additional discussion.

Non-GAAP Measures

Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”).

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs and cash flow hedges, amortization of the above market lease, net, non-cash compensation expense, acquisition related expenses, other non-operating expenses, provision for income taxes related to the REIT segment, other depreciation and amortization, and the net effect of straight-line rents and amortization of deferred revenue.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net), real estate depreciation, other depreciation and amortization, interest income, interest expense (including amortization of financing costs and cash flow hedges), amortization of the above market lease, net, non-cash compensation expense, acquisition related expenses, other non-operating expenses, provision for income taxes and the net effect of straight-line rents and amortization of deferred revenue.

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

The following table provides a reconciliation of the Company’s consolidated net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (2)	$69,923	$43,700	$176,151	$134,267
Real estate depreciation	61,218	68,662	197,683	190,573
Property transactions, net	339	1,662	18,851	19,104
Funds From Operations	131,480	114,024	392,685	343,944
Amortization of financing costs and cash flow hedges	3,471	2,954	9,796	8,664
Non-cash compensation expense	576	393	1,516	943
Net effect of straight-line rent and amortization of deferred revenue	5,096	1,611	11,895	2,310
Other depreciation and other amortization(1)	5,360	—	5,360	—
Acquisition-related expenses	4,423	1,059	7,095	1,059
Amortization of above market lease, net	171	172	514	515
Other non-operating expenses	1,020	126	6,409	1,438
Provision for income taxes - REIT	3,177	1,488	5,671	3,903
Adjusted Funds From Operations	154,774	121,827	440,941	362,776
Interest income (2)	(163)	(1,480)	(2,473)	(3,039)
Interest expense(2)	58,743	45,544	157,249	134,998
Amortization of financing costs and cash flow hedges	(3,471)	(2,954)	(9,796)	(8,664)
Provision for income taxes - TRS	2,089	—	2,089	—
Adjusted EBITDA	$211,972	$162,937	$588,010	$486,071

The following tables provide a reconciliation of each segment’s net income to FFO, AFFO and Adjusted EBITDA:

	REIT		TRS
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (2)	$57,697	$43,700	$12,226	$—
Real estate depreciation	61,218	68,662	—	—
Property transactions, net	339	1,662	—	—
Funds From Operations	119,254	114,024	12,226	—
Amortization of financing costs and cash flow hedges	3,471	2,954	—	—
Non-cash compensation expense	576	393	—	—
Net effect of straight-line rent and amortization of deferred revenue	5,096	1,611	—	—
Other depreciation and other amortization(1)	—	—	5,360	—
Acquisition-related expenses	1,931	1,059	2,492	—
Amortization of above market lease, net	171	172	—	—
Other non-operating expenses	1,020	126	—	—
Provision for income taxes - REIT	3,177	1,488	—	—
Adjusted Funds From Operations	134,696	121,827	20,078	—
Interest income (2)	(163)	(1,480)	—	—
Interest expense(2)	58,743	45,544	—	—
Amortization of financing costs and cash flow hedges	(3,471)	(2,954)	—	—
Provision for income taxes - TRS	—	—	2,089	—
Adjusted EBITDA	$189,805	$162,937	$22,167	$—

	REIT		TRS
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (2)	$163,925	$134,267	$12,226	$—
Real estate depreciation	197,683	190,573	—	—
Property transactions, net	18,851	19,104	—	—
Funds From Operations	380,459	343,944	12,226	—
Amortization of financing costs and cash flow hedges	9,796	8,664	—	—
Non-cash compensation expense	1,516	943	—	—
Net effect of straight-line rent and amortization of deferred revenue	11,895	2,310	—	—
Other depreciation and other amortization(1)	—	—	5,360	—
Acquisition-related expenses	4,603	1,059	2,492	—
Amortization of above market lease, net	514	515	—	—
Other non-operating expenses	6,409	1,438	—	—
Provision for income taxes - REIT	5,671	3,903	—	—
Adjusted Funds From Operations	420,863	362,776	20,078	—
Interest income (2)	(2,473)	(3,039)	—	—
Interest expense(2)	157,249	134,998	—	—
Amortization of financing costs and cash flow hedges	(9,796)	(8,664)	—	—
Provision for income taxes - TRS	—	—	2,089	—
Adjusted EBITDA	$565,843	$486,071	$22,167	$—
(1) Other depreciation and other amortization includes both real estate and equipment depreciation and amortization of intangible assets from the TRS.
(2) Net income, interest income and interest expense are net of intercompany interest eliminations of $5.3 million for the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

Property rental revenue is our primary source of cash from operations and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. MGP’s principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP’s liquidity is therefore dependent upon the Operating Partnership’s ability to make sufficient distributions to it. The Operating Partnership’s primary uses of cash include payment of operating expenses, debt service and distributions to MGP. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP and the estimated $245 million of indebtedness to be acquired in connection with the Empire City Transaction, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $49.5 million in cash and cash equivalents held by the Operating Partnership as of September 30, 2018, expected cash flows from operations, and $785 million of borrowing capacity under the Operating Partnership’s revolving credit facility as of September 30, 2018. See Note 8 to the accompanying financial statements for a description of our principal debt arrangements. In addition, we expect to incur additional indebtedness to finance acquisitions or for general corporate or other purposes.
Summary of Cash Flows
Net cash provided by operating activities for the nine months ended September 30, 2018 and September 30, 2017 were $433.1 million and $363.9 million, respectively. The increase in cash provided by operating activities was primarily due to an increase in rental payments of $72.1 million as a result of the MGM National Harbor transaction, the impact of the 2.0% fixed annual rent escalators that went into effect on April 1, 2018, as well as an increase in cash provided by operating activities of Northfield subsequent to the acquisition, partially offset by an increase in cash paid for interest.
Net cash used in investing activities for the nine months ended September 30, 2018 was $1.04 billion, primarily attributable to $1.03 billion of net cash paid for the Northfield Acquisition (see Note 3 for additional detail). There were no cash flows from investing activities for the nine months ended September 30, 2017.
Net cash provided by financing activities for the nine months ended September 30, 2018 and September 30, 2017 were $392.0 million, and $414.5 million, respectively. The change in cash provided by financing activities is primarily attributable to the net draws against our credit facilities to fund the Northfield Acquisition, partially offset by the increase in distributions and dividends paid, and an increase in costs related to amending our senior credit facilities.
Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP for the nine months ended September 30, 2018 and September 30, 2017. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date	Operating Partnership Distribution	MGP Class A Dividend
(in thousands, except per unit and per share amount)
2018
March 15, 2018	March 30, 2018	$0.4200	April 15, 2018	$111,733	$29,777
June 15, 2018	June 29, 2018	$0.4300	July 16, 2018	$114,399	$30,492
September 17, 2018	September 28, 2018	$0.4375	October 15, 2018	$116,395	$31,024

2017
March 15, 2017	March 31, 2017	$0.3875	April 13, 2017	$94,109	$22,282
June 15, 2017	June 30, 2017	$0.3950	July 14, 2017	$95,995	$22,777
September 15, 2017	September 29, 2017	$0.3950	October 13, 2017	$101,222	$28,004

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

Market Risk

Our primary market risk exposure is interest rate risk with respect to our existing variable-rate long-term indebtedness. As of September 30, 2018, we have incurred indebtedness in principal amount of $4.7 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

As of September 30, 2018, the Operating Partnership’s term loan B facility bears interest at LIBOR plus 2.00%, with a LIBOR floor of 0%. To manage our exposure to changes in LIBOR rates, we have interest rate swap agreements where the Company pays a weighted average 1.844% on a total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of September 30, 2018, long-term variable rate borrowings including impact from our swap agreements, represented approximately 34.6% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $17 million based on gross amounts outstanding at September 30, 2018 and taking into account the interest rate swap agreements in place. The following table provides information about the maturities of our long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above. Average interest rates presented relate to the interest rate of the debt maturity in the period:

	Debt maturing in							Fair Value September 30,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
	(in millions)
Fixed-rate	$—	$—	$—	$—	$—	$1,900.0	$1,900.0	$1,866.8
Average interest rate						5.122%	5.122%
Variable rate	$4.6	$24.4	$30.3	$30.3	$30.3	$2,718.9	$2,838.8	$2,842.1
Average interest rate	4.242%	4.302%	4.339%	4.339%	4.339%	4.334%	4.333%

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

•
MGP’s sole material assets are Operating Partnership units representing 26.7% of the ownership interests in the Operating Partnership, over which we have operating control through our ownership of its general partner.

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

•
Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of Northfield, the real property associated with Empire City, our rights of first offer with respect to MGM Springfield and with respect to any future gaming developments by MGM in the undeveloped land adjacent to Empire City) may be unsuccessful or fail to meet our expectations.

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

•	Legislative or other actions affecting REITs could have a negative effect on us.

•	The anticipated benefits of our anticipated and future acquisitions may not be realized fully and may take longer to realize than expected.

•
Our ownership of MGP OH, Inc. a taxable REIT subsidiary (“TRS”) which we formed in connection with the Northfield Acquisition, will be subject to limitations, and a failure to comply with the limits could jeopardize our REIT qualification.

•	We may be unable to complete the disposition of Northfield OpCo or may not consummate it on the terms described herein.
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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
In making our assessment of changes in internal controls over financial reporting as of September 30, 2018, we have excluded Northfield from our assessment because it was acquired in a business combination in the third quarter 2018. Northfield represented approximately 10% of our total assets at September 30, 2018 and approximately 23% and 9% of our total revenues for the three and nine months ended September 30, 2018, respectively. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures with respect to the Operating Partnership
In this “Controls and Procedures with respect to the Operating Partnership” section, the terms “we,” “our” and “us” refer to the Operating Partnership together with its consolidated subsidiaries, and “management,” “principal executive officer” and “principal financial officer” refers to the management, principal executive officer and principal financial officer of the Operating Partnership and of the Operating Partnership’s general partner.
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
In making our assessment of changes in internal controls over financial reporting as of September 30, 2018, we have excluded Northfield from our assessment because it was acquired in a business combination in the third quarter 2018. Northfield represented approximately 10% of our total assets at September 30, 2018 and approximately 23% and 9% of our total revenues for the three and nine months ended September 30, 2018, respectively. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2018, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as discussed below, there have been no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.

We may be unable to complete the disposition of Northfield OpCo or may not consummate it on the terms described herein. On September 18, 2018, MGP entered into an agreement to sell Northfield OpCo to a subsidiary of MGM (such sale, the “Northfield OpCo Disposition”). Although the sale of Northfield OpCo is expected to close in the first half of 2019, the consummation of the transaction is subject to certain customary regulatory and other closing conditions, which makes its completion and timing uncertain. Accordingly, there can be no assurance that the sale of Northfield OpCo will be consummated on the anticipated schedule or at all. If we are unable to sell the Northfield OpCo to MGM, we may be required to identify a new purchaser and renegotiate the sale of the Northfield OpCo, and any such new sale would also be subject to new regulatory and other conditions. Such renegotiation and conditions and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the sale of Northfield OpCo or imposing additional costs or limitations on us following completion of the sale of Northfield OpCo. A delay or failure to sell Northfield OpCo to MGM or any other potential purchaser could have a material adverse effect on our business, financial position or results of operations.

Our ownership of the TRS, which we formed in connection with the Northfield Acquisition, will be subject to limitations, and a failure to comply with the limits could jeopardize our REIT qualification. We acquired Northfield using a TRS. This TRS will earn income that would not be qualifying income if earned directly by us. No more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and us that are not conducted on an arm’s-length basis.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.    Exhibits

4.1
Second Supplemental Indenture to the Indentures, dated as of July 10, 2018, among Northfield Park Associates LLC, Cedar Downs OTB, LLC, MGP Finance Co-Issuer, Inc. and MGM Growth Properties Operating Partnership LP.

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

MGM Growth Properties LLC

Date: November 5, 2018	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2018		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: November 5, 2018	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2018		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)