Form 10-K
period 2018-12-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2019-02-27
CIK 1656936, 1691299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGM Growth Properties LLC     Yes            No    X
MGM Growth Properties Operating Partnership LP      Yes            No    X

The aggregate market value of the Registrant’s Class A shares held by non-affiliates of the Registrant as of June 30, 2018 (based on the closing price on the New York Stock Exchange Composite Tape on June 29, 2018) was $2.1 billion. As of February 22, 2019, 90,461,166 shares of the Registrant’s Class A shares, no par value, were outstanding.

There is no public trading market for the limited partnership units of MGM Growth Properties Operating Partnership LP. As a result, the aggregate market value of such units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the MGM Growth Properties LLC's definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2018, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.

MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of December 31, 2018, MGP owned approximately 26.7% of the Operating Partnership units in the Operating Partnership. The remaining approximately 73.3% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

The presentation of noncontrolling interest, shareholders’ equity and partners’ capital are the main areas of difference between the combined consolidated financial statements of MGP and those of the Operating Partnership. The Operating Partnership units held by subsidiaries of MGM are accounted for as limited partners’ capital in the Operating Partnership’s combined consolidated financial statements and as noncontrolling interest within equity in MGP’s combined consolidated financial statements. The Operating Partnership units held by MGP in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s combined consolidated financial statements and within Class A shareholders’ equity in MGP’s combined consolidated financial statements. The differences in the presentations between shareholders’ equity and partners’ capital result from the differences in the equity issued at the MGP and Operating Partnership levels.

To help investors understand the significant differences between MGP and the Operating Partnership, this report presents the combined consolidated financial statements separately for MGP and the Operating Partnership.

As the sole beneficial owner of MGM Growth Properties OP GP LLC, which is the sole general partner with control of the Operating Partnership, MGP consolidates the Operating Partnership for financial reporting purposes, and it does not have any assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of MGP and the Operating Partnership are the same on their respective combined consolidated financial statements. The separate discussions of MGP and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a combined consolidated basis and how management operates the Company.

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

MGP is a limited liability company that was formed in Delaware in October 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM in January 2016 and acquired by MGP on April 25, 2016 (the “IPO Date”). The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016.

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

MGP, through the Operating Partnership, leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM (which was branded as Monte Carlo prior to May 2018), Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage (collectively, the “IPO Properties”), as well as Borgata and MGM National Harbor, to a subsidiary of MGM.

As of December 31, 2018, our portfolio consisted of eleven premier destination resorts, as well as the Hard Rock Rocksino Northfield Park, in Northfield, Ohio, which include properties that we believe are among the world's finest casino and resorts, and The Park in Las Vegas.

Business

We generate a substantial portion of our revenue by leasing our properties owned by a wholly owned subsidiary of the Operating Partnership (the “Landlord”) to a subsidiary of MGM (the “Tenant”) pursuant to a long-term triple-net master lease agreement (the “Master Lease”). Our portfolio consists of premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, the Hard Rock Rocksino Northfield Park in Northfield, Ohio, The Park in Las Vegas, and Empire City in Yonkers, New York. Our properties include six large-scale entertainment and gaming-related properties located on the Las Vegas Strip (the “Strip”): Mandalay Bay, The Mirage, Park MGM, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment district located between New York-New York and Park MGM. Outside of Las Vegas, we also own five market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, Borgata in Atlantic City, New Jersey, and MGM National Harbor in Prince George's County, Maryland. We also own the Hard Rock Rocksino Northfield Park in Northfield, Ohio and Empire City in Yonkers, New York. In the future, we plan to explore opportunities to expand by acquiring similar properties as well as strategically targeting a broader universe of real estate assets within the entertainment, hospitality and leisure industries.

Northfield Transaction

On July 6, 2018, one of our wholly-owned taxable REIT subsidiaries (“TRS”) completed the acquisition of the membership interests of Northfield Park Associates, LLC (“Northfield”), an Ohio limited liability company that owns the real estate assets and operations of the Hard Rock Rocksino Northfield Park (the “Northfield Acquisition”) for approximately $1.1 billion. We funded the acquisition through a $200 million draw on the term loan A facility and a $655 million draw under the revolving credit facility, with the remainder of the purchase price paid with cash on hand. Simultaneously with the close of the transaction, we entered into a new agreement with an affiliate of Hard Rock Café International (STP), Inc. (“Hard Rock”) to continue to serve as the manager of the property.

On September 18, 2018, we entered into an agreement to sell the operations of Northfield (“Northfield OpCo”) to a subsidiary of MGM for approximately $275 million, subject to customary purchase price adjustments. The TRS will concurrently liquidate and the real estate assets of Northfield will be transferred to the Landlord. Northfield will be added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment will increase by $60 million, prorated for the remainder of the lease year. The transaction is expected to close in the first half of 2019, subject to customary closing conditions. Refer to Note 3 of the accompanying financial statements for additional information.

Empire City Transaction

Subsequent to year end, on January 29, 2019, we acquired the real property associated with the Empire City Casino's race track and casino (“Empire City”) from MGM, upon its acquisition of Empire City, for fair value of consideration transferred of approximately $634 million, which included the assumption of approximately $246 million of debt by the Operating Partnership with the balance through the issuance of 12.9 million Operating Partnership units to MGM. Empire City was added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment increased by $50 million, prorated for the remainder of the lease year. Refer to Note 1 of the accompanying financial statements for additional information.

Park MGM Lease Transaction

On December 20, 2018, we entered into a definitive agreement whereby the Company will pay MGM consideration of $637.5 million for renovations undertaken by MGM regarding the Park MGM and NoMad Las Vegas property (the “Park MGM Lease Transaction”). Additionally, at closing the parties will enter into an amendment to the Master Lease whereby the annual rent payment to the Company will increase by $50 million, prorated for the remainder of the lease year. The transaction is expected to close in the first quarter of 2019 and is subject to customary closing conditions. Refer to Note 1 of the accompanying financial statements for additional information.

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

MGM has significant holdings in gaming, hospitality and entertainment with current ownership or operating interests in a high quality portfolio of casino resorts with approximately 49,000 hotel rooms, 31,500 slot machines and 2,000 table games on a combined basis as of December 31, 2018, which in addition to MGP's properties include Bellagio, MGM Grand, MGM Springfield and MGM’s unconsolidated affiliates. MGM also owns an approximate 56% interest in MGM China Holdings Limited, a publicly traded company listed on the Hong Kong Stock Exchange, which owns the MGM Macau resort and casino and MGM Cotai, which opened in February 2018.

Overview of the Master Lease

The Master Lease has an initial lease term of ten years beginning on April 25, 2016 (other than with respect to MGM National Harbor, as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The Master Lease provides that any extension of its term must apply to all of the properties under the Master Lease at the time of the extension. The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the rent, ensuring that the cash flows associated with our Master Lease will remain relatively predictable for the duration of its term. Additionally, the Master Lease provides us with a right of first offer with respect to MGM Springfield, which we may exercise should MGM elect to sell the property in the future, and with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City.

On August 1, 2016, the real estate assets of Borgata were acquired from MGM and added to the existing Master Lease between the Landlord and the Tenant (the “Borgata Transaction”). As a result, the initial annual rent amount under the Master Lease increased by $100 million to $650 million, prorated for the remainder of the first lease year after the Borgata Transaction.

On October 5, 2017, the real estate assets of MGM National Harbor were acquired from MGM and added to the existing Master Lease between the Landlord and the Tenant. As a result, the annual rent amount under the Master Lease increased to $756.7 million, prorated for the remainder of the 2017 lease year. In connection with this transaction, the Master Lease was amended to provide that the initial term with respect to MGM National Harbor ends on August 31, 2024. Thereafter, the initial term of the Master Lease with respect to MGM National Harbor may be renewed at the option of the Tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the Master Lease or the next renewal term (depending on whether MGM elects to renew the other properties under the Master Lease in connection with the expiration of the initial ten-year term). If, however, the Tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the Master Lease, the Tenant would also lose the right to renew the Master Lease with respect to the rest of the properties when the initial ten-year lease term ends related to the rest of the properties in 2026.

In April 2018, the second fixed annual rent escalator of 2% went into effect and the Base Rent increased to $695.8 million and the Percentage Rent remained at $74.5 million.

Rent under the Master Lease consists of a “base rent” component (the “Base Rent”) and a “percentage rent” component (the “Percentage Rent”). The Base Rent represents approximately 90% of the annual rent amount under the Master Lease and the Percentage Rent represents approximately 10% of the annual rent amount under the Master Lease. The Base Rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the MGM operating subsidiary sublessees of our Tenant (such sublessees, collectively, the “Operating Subtenants”), collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their adjusted net revenue from the leased properties subject to the Master Lease (excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, certain reimbursed costs). The Percentage Rent is a fixed amount for approximately the first six lease years and will then be adjusted every five years based on the average annual adjusted net revenues of our Tenant and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease at such time for the trailing five-calendar-year period (calculated by multiplying the average annual adjusted net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, certain reimbursed costs for the trailing five-calendar-year period by 1.4%). The Master Lease includes covenants that impose ongoing reporting obligations on the Tenant relating to MGM’s financial statements which, in conjunction with MGM’s public disclosures to the Securities and Exchange Commission (“SEC”) gives us insight into MGM’s financial condition on an ongoing basis. The Master Lease also requires MGM, on a consolidated basis with the Tenant, to maintain an EBITDAR to rent ratio (as described in the Master Lease) of 1.10:1.00.

Overview of Management and Governance

We have a dedicated, experienced management team with extensive experience in the real estate and gaming, lodging and leisure industries. This leadership team is bolstered by a board of directors that includes independent directors.

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

Our Properties

The following table summarizes certain features of our properties, all as of December 31, 2018. Our properties are diversified across a range of primary uses, including gaming, hotel, convention, dining, entertainment, retail and other resort amenities and activities.

	Location	Hotel Rooms		Approximate Acres		Approximate Casino Square Footage (1)	Approximate Convention Square Footage
REIT Properties
Las Vegas Strip
Mandalay Bay	Las Vegas, NV	4,750	(2)	124		152,000	2,121,000	(3)
The Mirage	Las Vegas, NV	3,044		77		94,000	170,000
New York—New York and The Park	Las Vegas, NV	2,024		23		81,000	31,000
Luxor	Las Vegas, NV	4,397		58		101,000	35,000
Park MGM	Las Vegas, NV	2,898	(4)	21		66,000	77,000
Excalibur	Las Vegas, NV	3,981		51		94,000	25,000
Subtotal		21,094		354		588,000	2,459,000
Regional
MGM Grand Detroit	Detroit, MI	400		24		127,000	30,000
Beau Rivage	Biloxi, MS	1,740		26	(5)	81,000	50,000
Gold Strike Tunica	Tunica, MS	1,133		24		48,000	17,000
Borgata	Atlantic City, NJ	2,767		37	(6)	160,000	106,000
MGM National Harbor	Prince George's County, MD	308		23	(7)	146,000	50,000
Subtotal		6,348		134		562,000	253,000
TRS Properties
Hard Rock Rocksino Northfield Park	Northfield, OH	—		113		65,000	—
Subtotal		—		113		65,000	—
Total		27,442		601		1,215,000	2,712,000

(1)
Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.

(2)	Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel, both of which are located at our Mandalay Bay property.

(3)	Includes 26,000 square feet at the Delano and 30,000 square feet at the Four Seasons, both of which are located at our Mandalay Bay property.

(4)	Includes 293 rooms at NoMad which is located at our Park MGM property.

(5)	Ten of the 26 acres at Beau Rivage are subject to a tidelands lease. The ground lease rent is reimbursed or paid directly by Tenant pursuant to the Master Lease.

(6)	Eleven of the 37 acres at Borgata are subject to ground leases. The ground lease rent is reimbursed or paid directly by Tenant pursuant to the Master Lease.

(7)	All 23 acres at MGM National Harbor are subject to ground lease. The ground lease rent is reimbursed or paid directly by the Tenant pursuant to the Master Lease.

Competition

We compete with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors – Risks Related to Our Business and Operations – Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations.”

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

Regulation

The ownership, operation, and management of gaming facilities are subject to pervasive regulation. Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness. In addition, gaming laws require gaming industry participants to:

•	ensure that unsuitable individuals and organizations have no role in gaming operations;

•	establish procedures designed to prevent cheating and fraudulent practices;

•	establish and maintain responsible accounting practices and procedures;

•	maintain effective controls over their financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	maintain systems for reliable record keeping;

•	file periodic reports with gaming regulators;

•	ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arms-length transactions; and

•	establish programs to promote responsible gaming.

These regulations impact our business in three important ways: (1) our ownership and operation of the TRS; (2) our ownership of land and buildings in which gaming activities are operated by third party tenants pursuant to long-term leases; and (3) the operations of our gaming tenants. Our ownership and operation of the TRS subjects MGP, its subsidiaries and their officers, directors and limited liability company managers to the jurisdiction of the Ohio State Racing Commission and the Ohio Lottery Commission. Additionally, many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate require MGP and its affiliates to maintain a license as a principal entity, entity qualifier or supplier because of its status as landlord, including Maryland, Michigan, Mississippi, New Jersey, New York and Ohio.

Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Intellectual Property

We have a royalty-free intellectual property rights license agreement (the “IP License Agreement”) with MGM pursuant to which we will have the right to use “MGM” in the corporate names of our company and our subsidiaries without royalties for up to 50 years. Pursuant to the IP License Agreement, we will also have the right to use the “MGM” mark and the “MGM” logo in our advertising materials without royalties for up to 50 years. We are reliant on MGM to maintain and protect its intellectual property rights and we could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting the licensed intellectual property or brand names used in the operation of the properties.

Corporate Information

MGP is a limited liability company that was formed in Delaware in October 2015. MGP elected on its 2016 U.S. federal income tax return for its taxable year ended December 31, 2016 to be taxed as a REIT and intends to continue to qualify to do so. The Operating Partnership is a Delaware limited partnership that was formed in January 2016. Our principal offices are located at 1980 Festival Plaza Drive, Suite 750, Las Vegas, Nevada 89135 and our main telephone number is (702) 669-1480.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the timing and amount of any future dividends and our ability to further grow our portfolio.

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

•
MGP's sole material assets are Operating Partnership units representing 26.7% of the ownership interests in the Operating Partnership, as of December 31, 2018, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.

•	The Master Lease restricts our ability to sell our properties subject thereto.

•	We will have future capital needs and may not be able to obtain additional financing on acceptable terms.

•	Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

•	Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.

•	We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

•	Because a significant number of our major gaming resorts are concentrated on the Strip, we are subject to greater risks than a company that is more geographically diversified.

•
Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of Northfield, the real property associated with Empire City, our rights of first offer with respect to MGM Springfield and with respect to any future gaming developments by MGM on the undeveloped land adjacent to Empire City) may be unsuccessful or fail to meet our expectations.

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

•	We may be unable to complete the Northfield OpCo Disposition or the Park MGM Lease Transaction or may not consummate the transactions on the terms described herein.

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

Employees of the Registrants

We are managed by an executive management team. As of December 31, 2018, we employed 1,212 other employees aside from our executive management team and including our 1,209 employees at Northfield. MGM has agreed to provide MGP and its subsidiaries with financial, administrative and operational support services pursuant to a corporate services agreement (the “Corporate Services Agreement”), including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services, and various other support services. The Corporate Services Agreement provides that the Operating Partnership will reimburse MGM for all costs MGM incurs directly related to providing such services.

The following table sets forth, as of February 27, 2019, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James C. Stewart	53	Chief Executive Officer
Andy H. Chien	43	Chief Financial Officer and Treasurer

Mr. Stewart has been employed as the Chief Executive Officer of MGP and the Operating Partnership since our initial public offering in April 2016. Prior to joining MGP, Mr. Stewart served as a Managing Director of Greenhill & Co., Inc. from 2009 to 2016, during which time he founded their Los Angeles Office and was responsible for the Gaming, Lodging and Leisure sector. From 2006 to 2009, Mr. Stewart was a Managing Director of UBS Investment Bank, served as Co-Head of the Los Angeles Office and was responsible for the Gaming and Leisure sector. Mr. Stewart worked in Morgan Stanley’s New York and Los Angeles offices from 1992 to 2005, advising on a number of significant gaming industry, real estate and other transactions and rising from Associate to Managing Director. Mr. Stewart started his career as a financial analyst at Salomon Brothers Inc. from 1988 to 1990. Mr. Stewart earned his Master of Business Administration with distinction from the Tuck School of Business at Dartmouth College, where he was named an Amos Tuck Scholar, and his Bachelor of Commerce from the University of Calgary.

Mr. Chien has been employed as the Chief Financial Officer and Treasurer of MGP and the Operating Partnership since our initial public offering in April 2016. Prior to joining MGP, Mr. Chien worked at Greenhill & Co., Inc. from 2009 to 2016, most recently serving as a Managing Director responsible for the firm's REIT, gaming, lodging and leisure clients. Prior to that, Mr. Chien served as a Director at UBS Investment Bank in Los Angeles, where he worked from 2004 to 2009 and was focused on the real estate, gaming, lodging and leisure industries. Mr. Chien’s previous experience also includes various roles as a member of the real estate group at  Citigroup/Salomon Smith Barney as well as various positions at Commerce One and Intel Corporation. Mr. Chien earned his Master of Business Administration from the Anderson School at UCLA, and his Bachelor of Science in Engineering, summa cum laude, from the University of Michigan.

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

Risks Related to Our Business and Operations

•
We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations. A subsidiary of MGM is the Tenant and lessee of all of the properties pursuant to the Master Lease, which accounts for a substantial portion of our revenues. Additionally, because the Master Lease is a triple-net lease, we depend on the Tenant to pay all insurance, taxes, utilities, maintenance and repair expenses in connection with these properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that the Tenant will have sufficient assets, income or liquidity to satisfy its payment obligations under the Master Lease, including any payment obligations that may arise in connection with the indemnities under the Master Lease, or that MGM will be able to satisfy its guarantee of the Tenant’s obligations under the Master Lease. Furthermore, there can be no assurance that we will have the right to seek reimbursement against an insurer or have any recourse against the Tenant or MGM in connection with such liabilities. The Tenant and MGM rely on the properties they own and/or operate for income to satisfy their obligations, including their debt service requirements and lease payments due to us under the Master Lease. If income from these properties were to decline for any reason, or if the Tenant’s or MGM’s debt service requirements were to increase, whether due to an increase in interest rates or otherwise, the Tenant may become unable or unwilling to satisfy its payment obligations under the Master Lease and MGM may become unable or unwilling to make payments under its guarantee of the Master Lease. If the Tenant were unable or unwilling to meet its rent obligations and other obligations for one or more of the properties, there can be no assurances that we would be able to contract with other lessees on similar terms as the Master Lease or at all. The inability or unwillingness of the Tenant to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial position or results of operations, including our ability to pay distributions to our shareholders as required to maintain our status as a REIT. For these reasons, if the Tenant or MGM were to experience a material adverse effect on their respective business, financial positions or results of operations, our business, financial position or results of operations could also be materially adversely affected.

Due to our dependence on rental payments from the Tenant or from MGM (pursuant to its guarantee) as a significant source of revenues, we may be limited in our ability to enforce our rights under the Master Lease or to terminate the Master Lease. In addition, we may be limited in our ability to enforce our rights under the Master Lease because it is a unitary lease and does not provide for termination with respect to individual properties by reason of the default of the Tenant. While we believe that the Tenant will have an interest in complying with the terms of the Master Lease as a result of MGM’s continuing economic interest in our Operating Partnership subsidiary, failure by the Tenant to comply with the terms of the Master Lease or to comply with the gaming regulations to which the properties under the Master Lease are subject could require us to find another lessee for all of the properties under the Master Lease. During this period, there could be a decrease or cessation of rental payments by the Tenant. In such event, we may be unable to locate a suitable lessee at similar rental rates in a timely manner or at all, which could have the effect of reducing our rental revenues.

•
We depend on the properties leased to MGM for substantially all of our anticipated cash flows. Unless and until we acquire additional properties, we will depend on properties operated by subsidiaries of MGM, for substantially all of our anticipated cash flows. We may not immediately acquire other properties to further diversify and increase our sources of cash flow and reduce our portfolio concentration. Any default with regard to any property under the Master Lease will cause a default with regard to the entire portfolio covered by the Master Lease. Consequently, the impairment or loss of any one or more of our properties could materially and disproportionately reduce our ability to collect rent under the Master Lease and, as a result, have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our shareholders.

•
We may not be able to re-lease our properties following the expiration or termination of the Master Lease. When the Master Lease expires, the properties subject thereto, together or individually, may not be relet in a timely manner or at all, or the terms of reletting, including the cost of allowances and concessions to future tenants, including MGM or its subsidiaries, may be less favorable than the current lease terms. The loss of the Tenant, or future tenants on acquired properties, through lease expiration or other circumstances may require us to spend (in addition to other reletting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses.

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

The Master Lease is especially suited to MGM, the parent of the Tenant under the Master Lease. Because the properties have been designed or physically modified for a particular tenant, if the Master Lease is terminated or not renewed, we may be required to renovate such properties at substantial costs, decrease the rent we charge or provide other concessions to re-lease such properties. In addition, if we are required to sell a property, we may have difficulty selling it to a party other than to a gaming operator due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. To the extent that we are not able to re-lease our properties or that we incur significant capital expenditures as a result of property vacancies, our business, results of operations and financial condition could be materially adversely affected.

Further, if we were unable to re-lease our properties following the expiration or termination of the Master Lease, our cash flow, liquidity and dividend yield on our Class A shares may be adversely affected.

•
We may have assumed, and in the future may assume, unknown liabilities in connection with acquisitions. Our properties may be subject to unknown existing liabilities. These liabilities might include liabilities for clean-up or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with the properties, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While the Master Lease will allocate responsibility for many of these liabilities to the Tenant under the Master Lease, if the Tenant fails to discharge these liabilities, we could be required to do so. Additionally, while in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited. There can be no assurance that we will be entitled to any such reimbursement or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

•
MGP's sole material assets are Operating Partnership units representing 26.7% of the ownership interests in the Operating Partnership, as of December 31, 2018, over which MGP has operating control through its ownership of the Operating Partnership's general partner. Because MGP's interest in the Operating Partnership represents its only cash-generating asset, its cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to MGP. MGP is a holding company whose sole material assets are Operating Partnership units representing 26.7% of the ownership interests in the Operating Partnership, as of December 31, 2018, and its ownership interest in the general partner of the Operating Partnership. The source of MGP's earnings and operating cash flow consists exclusively of cash distributions from the Operating Partnership. Therefore, MGP's ability to make distributions to its Class A shareholders is completely dependent on the performance of the Operating Partnership and its ability to distribute funds to MGP. The Operating Partnership’s partnership agreement requires it to distribute to MGP all or such portion of its available cash each quarter as determined by the general partner. The general partner, MGP's wholly owned subsidiary, intends to cause the Operating Partnership to make such distributions and retain such cash reserves to provide for the proper conduct of its business, to enable it to make distributions to MGP so that MGP can make distributions to its Class A shareholders, or to comply with applicable law or any of the Operating Partnership’s debt or other agreements.

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

•
The Master Lease restricts our ability to sell the properties subject thereto. Our ability to sell or dispose of the properties may be hindered by the fact that such properties are subject to the Master Lease, as the terms of the Master Lease may make such properties less attractive to a potential buyer than alternative properties that may be for sale. In addition, the Master Lease provides that we may not sell the properties to certain competitors of MGM, limiting the number of potential purchasers of our properties for as long as the properties are subject to the Master Lease.

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

•
We will have future capital needs and may not be able to obtain additional financing on acceptable terms. As of December 31, 2018, we had outstanding indebtedness in principal amount of $4.7 billion. We may also incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly acquired properties or for general corporate or other purposes. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay distributions, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit the Operating Partnership’s and MGP's operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. Further, to the extent we were required to incur indebtedness, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

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

•
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes and our other debt. We have a significant amount of indebtedness. As of December 31, 2018, we and our subsidiaries on a consolidated basis had $4.7 billion principal amount of debt and $800 million available for borrowing under our revolving credit facility. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

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

•
Rising expenses could reduce cash flow and funds available for future acquisitions and distributions. Our properties will be subject to increases in tax rates and tax assessments, utility costs, insurance costs, repairs, maintenance and administrative expenses, and other operating expenses. We may also incur significant expenditures as a result of deferred maintenance for the properties and other properties we may acquire in the future. While the properties under the Master Lease are leased on a triple-net basis, if the Tenant or future tenants fail to pay required tax, utility and other impositions and other operating expenses, or if the Tenant or future tenants fail to maintain leased properties in the condition required by the Master Lease, and if we are required to incur a high level of capital expenditures, we could be required to pay those costs which may require that we obtain additional financing and could adversely affect funds available for future acquisitions or cash available for distributions.

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

•
Because a significant number of our major gaming resorts are concentrated on the Strip, we are subject to greater risks than a company that is more geographically diversified. Given that a significant number of our major resorts are concentrated on the Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect the business of the Tenant. We cannot control the number or frequency of flights to or from Las Vegas, but the Tenant relies on air traffic for a significant portion of its visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Moreover, due to the concentration of our major resorts that operate on the Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, and severe or inclement weather, should such developments occur in or nearby Las Vegas.

•
Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of Northfield, the real property associated with Empire City, our rights of first offer with respect to MGM Springfield and with respect to any future gaming developments by MGM on the undeveloped land adjacent to Empire City) may be unsuccessful or fail to meet our expectations. We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives, particularly if the properties or assets we are seeking to acquire are owned or operated by competitors of MGM. Additionally, although our Master Lease provides us with a right of first offer with respect to MGM Springfield and any future gaming development by MGM on the undeveloped land adjacent to Empire City, there can be no assurance that MGM will sell these properties in the future, or we may be unable to reach an agreement with MGM on the terms of the purchase of such properties if MGM were to elect to sell them in the future. Accordingly, there can be no assurance that we will be able to acquire any additional properties in the future.

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

Further, even if we were able to acquire additional properties in the future, there is no guarantee that such properties would be able to maintain their historical performance, or that we would be able to realize the same margins from those properties as the previous owners. In addition, our financing of these acquisitions could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of substantial new equity, which would be dilutive to existing shareholders. In addition, we cannot assure you that we will be successful in implementing our growth strategy or that any expansion will improve operating results. The failure to identify and acquire new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on us and our ability to make distributions to our shareholders.

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

•
The operation of our properties will require, and the operation of properties acquired in the future will likely require, the use of certain brand names. The operation of our properties requires the use of certain brand names, and the terms of the Master Lease do not require the Tenant, MGM or any of its subsidiaries to transfer any intellectual property rights associated with any casino resort to us or to potential new tenants. If the Tenant or another subsidiary of MGM were to cease being the tenant of the properties, we or a successor tenant may be required to rebrand and/or renovate such properties at substantial cost. If we are unable to successfully manage the transition of our business to new brands in order to accommodate future tenants, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have a royalty-free IP License Agreement with MGM pursuant to which we will have the right to use “MGM” in the corporate names of our company and our subsidiaries without royalties for up to 50 years. Pursuant to the IP License Agreement, we will also have the right to use the “MGM” mark and the “MGM” logo in our advertising materials without royalties for up to 50 years. We are reliant on MGM to maintain and protect its intellectual property rights and we could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting the licensed intellectual property or brand names used in the operation of the properties. When our right to use the MGM brand name and logo expires under the terms of the IP License Agreement, or if such agreement is terminated earlier due to a breach or otherwise, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to our new brand, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
We have engaged and may engage in hedging transactions that may limit gains or result in losses. We have used derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2018, we have interest rate swap agreements to mitigate the interest rate risk inherent in our senior secured term loan B facility with a total $1.2 billion of notional amount. In December 2018, we entered into additional interest rate swaps on a total notional amount of $400 million, which are effective December 31, 2019. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

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

We have various agreements that govern our relationship with MGM. These agreements include, in addition to the Master Lease, Master Contribution Agreement (“MCA”), Corporate Services Agreement, IP License Agreement and Registration Rights Agreement. Related agreements and other transactions with MGM were determined by MGM and thus may not be representative of what we have achieved on a stand-alone basis or from an unaffiliated third party.

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

•
The Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction. We have various agreements that govern our relationship with MGM. These agreements include the MCA, Corporate Services Agreement, IP License Agreement, Registration Rights Agreement and a sublease agreement. While MGM endeavored to have these agreements reflect customary, arm’s-length commercial terms and conditions, these agreements are not the result of arm’s-length negotiations, and consequently there can be no assurance that the terms of these agreements are as favorable to us as if they had been negotiated with unaffiliated third parties. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under our agreements with MGM because of our desire to maintain our ongoing relationship with MGM and its affiliates.

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

Risks Related to MGP's REIT Election and Status as a REIT

•
If MGP fails to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations. We intend to continue to operate in a manner that will allow MGP to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. We received opinions of Weil, Gotshal & Manges LLP (“REIT Tax Counsel”) that, commencing with our taxable year ended December 31, 2016, MGP was organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and MGP's proposed method of operations will enable it to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ended December 31, 2018 and subsequent taxable years. You should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service (“IRS”) or any court. The opinion of REIT Tax Counsel represents only the view of REIT Tax Counsel, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by MGM and us, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date issued. REIT Tax Counsel will have no obligation to advise MGM, us or the holders of our shares of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of REIT Tax Counsel and our qualification to be taxed as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by REIT Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Any failure to qualify to be taxed as a REIT, or failure to remain to be qualified to be taxed as a REIT, would have an adverse effect on our business, financial condition and results of operations.

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

•
Even if MGP remains qualified to be taxed as a REIT, we may face other tax liabilities that reduce our cash flow. Even if MGP remains qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we currently have a TRS that holds the assets and conducts the business of our Northfield operations and such entity is subject to federal, state and local corporate-level income taxes as a regular C corporation. We may in the future own one or more other TRSs similarly subject to taxation as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

•
Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities. To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing MGP's REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our unitholders and shareholders.

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

•
We may be unable to complete the Northfield OpCo Disposition or the Park MGM Lease Transaction or may not consummate the transactions on the terms described herein. On September 18, 2018, MGP entered into an agreement to sell Northfield OpCo to a subsidiary of MGM (such sale, the “Northfield OpCo Disposition”). In addition, on December 20, 2018, MGP entered into a definitive agreement with MGM whereby MGP will pay MGM consideration of $637.5 million for renovations undertaken by MGM regarding Park MGM and the annual rent under the Master Lease will be increased by $50 million. Although the Northfield OpCo Disposition and Park MGM Lease Transaction are expected to close in the first half of 2019, the consummation of each transaction is subject to certain customary closing conditions, which makes its completion and timing uncertain. Accordingly, there can be no assurance that the Northfield OpCo Disposition or Park MGM Lease Transaction will be consummated on the anticipated schedule or at all. If we are unable to complete the Northfield OpCo Disposition, we may be required to identify a new purchaser and renegotiate the sale of the Northfield OpCo, and any such new sale would also be subject to new regulatory and other conditions. Such renegotiation and conditions and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the sale of Northfield OpCo or imposing additional costs or limitations on us following completion of the sale of Northfield OpCo.

A delay or failure to sell Northfield OpCo to MGM or any other potential purchaser or to consummate the Park MGM Lease Transaction could have a material adverse effect on our business, financial position or results of operations.

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

For purposes of satisfying the minimum distribution requirement to qualify for and maintain REIT status, MGP's taxable income will be calculated without reference to our cash flow. Consequently, under certain circumstances, we may not have available cash to pay our required distributions, and we may need to increase our borrowings in order to fund our intended distributions, or we may distribute a portion of our distributions in the form of MGP's Class A shares, which could result in significant shareholder dilution, or in the form of our debt instruments. While the IRS has issued a revenue procedure treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes, no assurances can be provided that we would be able to structure such distributions in a manner that would meet the requirements of the revenue procedure. Therefore, it is unclear whether and to what extent we will be able to make taxable dividends payable in-kind. In addition, to the extent we were to make distributions that include MGP's Class A shares or debt instruments, a Class A shareholder will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such Class A shareholder.

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

Our portfolio consists of eleven premier destination resorts operated by MGM, including properties that we believe are among the world's finest casino resorts, Hard Rock Rocksino Northfield Park in Northfield, Ohio, Empire City in Yonkers, New York as well a retail and entertainment district, The Park in Las Vegas. As of December 31, 2018, all of the Company's properties, except for Northfield, were leased to the Tenant under the Master Lease, a triple-net operating lease.

 The land and substantially all of the assets of our properties, other than MGM National Harbor and Empire City, secure approximately $2.8 billion in aggregate principal amount of the Operating Partnership's senior secured credit facility as of December 31, 2018.

Please see “Item 1. Business” for further information pertaining to the Company’s properties.

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

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities with respect to MGP

Market Information

Our Class A shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “MGP.” Our shares have been publicly traded since April 20, 2016.

Holders

There were 12 record holders of our Class A shares as of February 22, 2019. A nominee of DTC is one of the record holders for the Class A shares, which holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold securities for their own accounts or for the accounts of their customers.

Distribution Policy

MGP has declared cash dividends each quarter. While we plan to continue to make quarterly dividends, the amount, declaration and payment of any future dividends will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefore and are dependent upon a number of factors, including restrictions under applicable law. If we have underestimated our cash available for distribution, we may need to increase the borrowings made by the Operating Partnership in order to fund our intended dividends. We expect that our dividends may exceed our net income under U.S. GAAP because of non-cash expenses included in net income. Notwithstanding the forgoing, the Operating Partnership's credit agreement and the indentures governing the Operating Partnership's senior notes restrict the Operating Partnership’s ability to make restricted payments, including to make distributions and pay dividends on or redeem or repurchase Operating Partnership units. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities with respect to the Operating Partnership

Market Information

There is currently no established public trading market for Operating Partnership units.

Holders

There were 14 record holders of our Operating Partnership units as of February 22, 2019 consisting entirely of MGP and other subsidiaries of MGM.

Distribution Policy

The Operating Partnership has made distributions quarterly. While the Operating Partnership plans to continue to make quarterly distributions, no assurances can be made as to the frequency of any future distributions. Distributions made by the Operating Partnership are authorized and determined by the Operating Partnership's general partner in its sole discretion out of funds legally available therefor, and are dependent upon a number of factors, including restrictions under applicable law. If the Operating Partnership has underestimated its cash available for distribution, it may need to increase its borrowings in order to fund its intended distributions. We expect that its distributions may exceed its net income under U.S. GAAP because of non-cash expenses included in net income. Notwithstanding the forgoing, the Operating Partnership's credit agreement and the indentures governing its senior notes restrict its ability to make restricted payments, including to make distributions on or redeem or repurchase Operating Partnership units. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

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

In connection with the registered offering of 13.2 million Class A shares by the Company on September 11, 2017, the Operating Partnership issued 13.2 million Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

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

Subsequent to year end, the Operating Partnership issued 12.9 million Operating Partnership units to a subsidiary of MGM on January 29, 2019 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were issued as part of the consideration relating to the acquisition of the real property associated with Empire City from MGM.

Subsequent to year end, in connection with the registered offering of 19.6 million Class A shares by the Company on January 31, 2019, the Operating Partnership issued 19.6 million Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

PERFORMANCE GRAPH
The graph below matches our cumulative 32-month total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Equity REITs index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from April 20, 2016 to December 31, 2018. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Index	4/20/16	6/16	9/16	12/16	3/17	6/17	9/17	12/17	3/18	6/18	9/18	12/18
MGM Growth Properties	100.00	122.49	121.43	119.73	129.84	141.99	148.87	145.73	134.78	156.87	154.13	140.35
S&P 500	100.00	102.46	106.40	110.47	117.17	120.79	126.20	134.59	133.57	138.15	148.81	128.69
FTSE NAREIT Equity REITs	100.00	106.96	105.42	102.37	103.56	105.14	106.13	107.72	98.89	108.82	110.16	102.74

ITEM 6.	SELECTED FINANCIAL DATA

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

MGM Growth Properties LLC

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Statement of Operations:
Total revenues	$1,002,444	$765,695	$467,548	$—	$—
Operating income (loss)	475,759	352,785	153,774	(261,954)	(246,242)
Net income (loss)	244,702	165,990	35,346	(261,954)	(246,242)
Net income attributable to Class A shareholders	67,065	41,775	29,938	—	—
Net income per Class A share—basic:
Net income attributable to Class A shareholders per share	$0.94	$0.68	$0.52	N/A	N/A
Weighted average Class A shares outstanding	70,997,589	61,733,136	57,502,158	N/A	N/A
Net income per Class A share—diluted:
Net income attributable to Class A shareholders per share	$0.94	$0.67	$0.52	N/A	N/A
Weighted average Class A shares outstanding	71,185,674	61,916,546	57,751,489	N/A	N/A

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet:
Real estate investments, net	$9,742,225	$10,021,938	$9,079,678	$7,793,639	$7,867,812
Total assets	10,951,307	10,351,120	9,506,740	7,793,639	7,867,812
Debt, net	4,666,949	3,934,628	3,621,942	—	—
Class A shareholders’ equity	1,565,971	1,624,650	1,333,817	—	—
Noncontrolling interest	4,279,535	4,443,089	4,274,444	—	—
Total shareholders' equity/Predecessor net Parent investment	5,845,506	6,067,739	5,608,261	6,058,959	6,127,347

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Other Data:
Net cash provided by (used in) operating activities	$580,207	$482,578	$297,781	$(58,473)	$(59,980)
Net cash used in investing activities	(1,036,112)	(462,988)	(138,987)	(129,308)	(90,504)
Net cash provided by (used in) financing activities	256,000	(120,360)	201,698	187,781	150,484
Dividends declared per Class A share	$1.74	$1.60	$1.04	N/A	N/A

MGM Growth Properties Operating Partnership LP

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except unit and per unit data)
Statement of Operations:
Total revenues	$1,002,444	$765,695	$467,548	$—	$—
Operating income (loss)	475,759	352,785	153,774	(261,954)	(246,242)
Net income (loss)	244,702	165,990	35,346	(261,954)	(246,242)
Net income per Operating Partnership unit—basic:
Net income per unit	$0.92	$0.67	$0.52	N/A	N/A
Weighted average Operating Partnership units outstanding	266,131,712	249,451,258	232,181,070	N/A	N/A
Net income per Operating Partnership unit—diluted:
Net income per unit	$0.92	$0.66	$0.52	N/A	N/A
Weighted average Operating Partnership units outstanding	266,319,797	249,634,668	232,430,401	N/A	N/A

Net income attributable to Operating Partnership units, weighted average Operating Partnership units outstanding and the effect of dilutive securities outstanding are presented for the period including and subsequent to the IPO Date. See Note 13 to the accompanying combined and consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet:
Real estate investments, net	$9,742,225	$10,021,938	$9,079,678	$7,793,639	$7,867,812
Total assets	10,951,307	10,351,120	9,506,740	7,793,639	7,867,812
Debt, net	4,666,949	3,934,628	3,621,942	—	—
Partners’ capital/Predecessor net Parent investment	5,845,506	6,067,739	5,608,261	6,058,959	6,127,347

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per unit data)
Other Data:
Net cash provided by (used in) operating activities	$580,207	$482,578	$297,781	$(58,473)	$(59,980)
Net cash used in investing activities	(1,036,112)	(462,988)	(138,987)	(129,308)	(90,504)
Net cash provided by (used in) financing activities	256,000	(120,360)	201,698	187,781	150,484
Distributions declared per Operating Partnership unit	$1.74	$1.60	$1.04	N/A	N/A

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements.

The following discussion and analysis is based on, and should be read in conjunction with, the combined and consolidated financial statements and the related notes thereto, of MGP and the Operating Partnership for the years ended December 31, 2018, 2017 and 2016. Prior to April 25, 2016, the historical financial statements have been prepared on a “carve-out” basis from MGM’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the IPO Properties, which were controlled by MGM, and have been determined to be the Predecessor of MGP and the Operating Partnership for accounting purposes (the “Predecessor”). These historical financial statements include allocations of income, expenses, assets and liabilities from MGM that reflect significant assumptions, and the combined and consolidated financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had MGP or the Operating Partnership been a stand-alone company during the periods presented. As a result, historical financial information prior to the IPO Date is not necessarily indicative of the future results of operations, financial position and cash flows of MGP or the Operating Partnership. The financial position, results of operations and cash flows presented from the IPO Date through December 31, 2016 reflect the results of MGP and the Operating Partnership subsequent to the April 25, 2016 initial public offering.

Executive Overview

MGP is one of the leading publicly traded REITs engaged in the acquisition, ownership and leasing of large-scale destination entertainment and leisure resorts, whose tenants generally offer diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail offerings.

MGP is a limited liability company that was formed in Delaware in October 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM in January 2016 that became a subsidiary of MGP on the IPO Date. The Company has elected to be treated as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2016.

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

Additionally, we expect to grow our portfolio through acquisitions with third parties and with MGM. In pursuing external growth initiatives, we will generally seek to acquire properties that can generate stable rental revenue through long-term, triple-net leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions.

On July 6, 2018, we completed our previously announced acquisition of Northfield for $1.1 billion. We funded the acquisition through a $200 million draw on the term loan A facility and a $655 million draw under the revolving credit facility, with the remainder of the purchase price paid with cash on hand. Refer to Note 3 in the accompanying notes to the financial statements for additional information on the acquisition.

As of December 31, 2018, our portfolio consisted of eleven premier destination resorts operated by MGM, as well as Hard Rock Rocksino Northfield Park in Northfield, Ohio, including properties that we believe are among the world’s finest casino and resorts, and The Park in Las Vegas. Empire City in Yonkers, New York joined our portfolio in January 2019 as discussed in Note 1 in the accompanying notes to the financial statements.

Combined Results of Operations for MGP and the Operating Partnership

The following is a comparative discussion of results of operations for the years ended December 31, 2018, 2017 and 2016. The results of operations for the twelve months ended December 31, 2016 reflect the results of operations of the Predecessor through April 24, 2016 combined with the results of operations of MGP and the Operating Partnership from the IPO Date through December 31, 2016.

Overview

The following table summarizes our financial results for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Total revenues	$1,002,444	$765,695	$467,548
Operating income	475,759	352,785	153,774
Net income	244,702	165,990	35,346
Net income attributable to Class A shareholders	67,065	41,775	29,938

The following table details certain information regarding our results of operations by segment for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
	Total Revenues
	(in thousands)
REIT	$869,495	$765,695	$467,548
TRS	132,949	—	—
Total	$1,002,444	$765,695	$467,548

	Year ended December 31,
	2018	2017	2016
	Operating Income
	(in thousands)
REIT	$445,578	$352,785	$153,774
TRS	30,181	—	—
Total	$475,759	$352,785	$153,774

Revenues

Rental revenue. Rental revenues, including tenant reimbursements and other, for the years ended December 31, 2018, 2017 and 2016 were $869.5 million, $765.7 million and $467.5 million, respectively. The $103.8 million, or 14%, increase for 2018 compared to 2017 was primarily due to an increase in rental revenues of $71.2 million driven by the MGM National Harbor Transaction in October 2017. The $298.1 million, or 64%, increase for 2017 as compared to 2016 was due to three months of rent in 2017 related to the National Harbor acquisition, a full twelve months of rent related to the Borgata acquisition in August 2016, as well as revenue being generated during the entire 2017 fiscal year given the Company only generated revenues in 2016 from April 25, 2016 through December 31, 2016.

Gaming, food, beverage and other. Gaming, food, beverage and other revenues were $132.9 million for the year ended December 31, 2018, which represents the results of operations of Northfield from July 6, 2018, the date on which the Northfield Acquisition was completed, through December 31, 2018.

Operating Expenses

Gaming, food, beverage and other. Gaming, food, beverage and other expenses were $88.1 million for the year ended December 31, 2018, which represents the results of operations of Northfield from July 6, 2018, the date on which the Northfield Acquisition was completed, through December 31, 2018.

Depreciation and amortization. Depreciation and amortization expense was $273.0 million, $260.5 million and $220.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The $12.6 million, or 5%, increase for 2018 as compared to 2017 was primarily the result of a partial year of depreciation relating to the Northfield assets acquired in July 2018 and a full year of depreciation on the MGM National Harbor real estate assets acquired in October 2017. The $39.8 million, or 18%, increase for 2017 as compared to 2016 was the result of a full year of depreciation on the Borgata real estate assets acquired in August 2016 and a partial year of depreciation relating to the MGM National Harbor real estate assets acquired in October 2017.

Property transactions, net. Property transactions, net were $20.3 million in 2018 compared to $34.0 million in 2017 and $4.7 million in 2016. Property transactions, net in all years relate to normal losses on the disposition of assets recognized during the year and fluctuate year over year based on the timing of our disposition of assets.

Reimbursable expenses. Reimbursable expenses were $119.5 million, $88.3 million and $68.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The $31.3 million, or 35%, increase for 2018 as compared to 2017 was primarily due to the ground lease and property taxes for MGM National Harbor, which was acquired in October 2017. Reimbursable expenses increased $20.2 million, or 30%, for 2017 as compared to 2016 primarily due to the ground leases and property taxes for Borgata, which was acquired in August 2016.

Acquisition-related expenses. Acquisition-related expenses were $8.9 million, $17.3 million and $10.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The $8.4 million, or 49%, decrease for 2018 as compared to 2017 was primarily due to $16.1 million of real estate transfer taxes related to the MGM National Harbor Transaction in 2017, partially offset by costs incurred related to the Northfield Acquisition and Empire City Transaction in 2018. The $7.1 million, or 70%, increase for 2017 as compared to 2016 was primarily due to $16.1 million of real estate transfer taxes related to the MGM National Harbor Transaction in 2017 partially offset by costs incurred related to the Borgata Transaction in 2016.

General and administrative expenses. General and administrative expenses for the years ended December 31, 2018, 2017 and 2016 were $16.2 million, $12.2 million and $9.9 million, respectively. The $4.0 million, or 33%, increase for 2018 as compared to 2017 was primarily due to an increase in costs incurred for transactions which did not sign or close. The $2.3 million, or 23%, increase for 2017 as compared to 2016 was primarily due to a full year of these costs in 2017 as compared to the partial year of 2016.
Non-Operating Expenses
Total non-operating expenses for the years ended December 31, 2018, 2017 and 2016 were $220.2 million, $181.9 million, and $116.2 million, respectively. The $38.3 million, or 21%, increase for 2018 as compared to 2017 was primarily due to an increase of interest expense on our senior secured credit facility and senior notes, which primarily related to the $550 million net draws on the revolver throughout 2018, the $200 million draw on term loan A in July 2018, and a slight increase in interest rates. The $65.7 million, or 57%, increase for 2017 as compared to 2016 was primarily due to an increase in interest expense as a result of the issuance of $350 million in senior notes in 2017.

Provision for Income Taxes
Our effective tax rate was 4.2%, 2.9%, and 6.0% for the years ended December 31, 2018, 2017 and 2016, respectively. Our effective rate increased in 2018 compared to 2017 primarily due to the operations of the TRS, which are subject to federal, state and local income taxes at the applicable statutory rate. Our effective rate for 2016 was impacted by the accounting for the pre-IPO period during 2016 and is not comparable to 2017 or 2018. Refer to Note 2 and Note 10 of the accompanying financial statements for additional discussion.

Supplemental Data: 2016 Results of Operations Subsequent to the IPO Date

The following table summarizes the combined and consolidated results of operations of MGP and the Operating Partnership for the year ended December 31, 2016:

	Year Ended	Less: Activity	IPO Date to
	December 31, 2016	prior to IPO Date	December 31, 2016
	(in thousands, except unit and per unit amounts)
Revenues
Rental revenue	$419,239	$—	$419,239
Tenant reimbursements and other	48,309	—	48,309
	467,548	—	467,548
Expenses
Depreciation	220,667	63,675	156,992
Property transactions, net	4,684	874	3,810
Reimbursable expenses	68,063	19,834	48,229
Amortization of above market lease, net	286	—	286
Acquisition-related expenses	10,178	—	10,178
General and administrative	9,896	—	9,896
	313,774	84,383	229,391
Operating income (loss)	153,774	(84,383)	238,157
Non-operating income (expense)
Interest income	774	—	774
Interest expense	(116,212)	—	(116,212)
Other non-operating	(726)	—	(726)
	(116,164)	—	(116,164)
Income (loss) before income taxes	37,610	(84,383)	121,993
Provision for income taxes	(2,264)	—	(2,264)
Net income (loss)	35,346	(84,383)	119,729
Less: Net (income) loss attributable to noncontrolling interest	(5,408)	84,383	(89,791)
Net income attributable to Class A shareholders	$29,938	$—	$29,938

Non-GAAP Measures

Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”).

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs and cash flow hedges, amortization of the above market lease, net, non-cash compensation expense, acquisition related expenses, other non-operating expenses, provision for income taxes related to the REIT, other depreciation and amortization, and the net effect of straight-line rents and amortization of deferred revenue.

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

The following table provides a reconciliation of our net income to FFO, AFFO and Adjusted EBITDA:

	Year ended December 31,			IPO Date to
	2018	2017	2016	December 31, 2016
	(in thousands)
Net income (2)	$244,702	$165,990	$35,346	$119,729
Real estate depreciation	261,184	260,455	220,667	156,992
Property transactions, net	20,319	34,022	4,684	3,810
Funds From Operations	526,205	460,467	260,697	280,531
Amortization of financing costs and cash flow hedges	12,572	11,713	7,195	7,195
Non-cash compensation expense	2,093	1,336	510	510
Net effect of straight-line rent and amortization of deferred revenue	16,969	4,063	(1,819)	(1,819)
Other depreciation and other amortization (1)	11,847	—	—	—
Acquisition-related expenses	8,887	17,304	10,178	10,178
Amortization of above market lease, net	686	686	286	286
Other non-operating expenses	7,191	1,621	726	726
Provision for income taxes - REIT	6,922	4,906	2,264	2,264
Adjusted Funds From Operations	593,372	502,096	280,037	299,871
Interest income (2)	(2,501)	(3,907)	(774)	(774)
Interest expense (2)	215,532	184,175	116,212	116,212
Amortization of financing costs and cash flow hedges	(12,572)	(11,713)	(7,195)	(7,195)
Provision for income taxes - TRS	3,913	—	—	—
Adjusted EBITDA	$797,744	$670,651	$388,280	$408,114

The following table provides a reconciliation of each segment's net income to FFO, AFFO and Adjusted EBITDA:

	REIT				TRS
	Year ended December 31,			IPO Date to	Year ended December 31,
	2018	2017	2016	December 31, 2016	2018
	(in thousands)
Net income (2)	$218,434	$165,990	$35,346	$119,729	$26,268
Real estate depreciation	261,184	260,455	220,667	156,992	—
Property transactions, net	20,319	34,022	4,684	3,810	—
Funds From Operations	499,937	460,467	260,697	280,531	26,268
Amortization of financing costs and cash flow hedges	12,572	11,713	7,195	7,195	—
Non-cash compensation expense	2,093	1,336	510	510	—
Net effect of straight-line rent and amortization of deferred revenue	16,969	4,063	(1,819)	(1,819)	—
Other depreciation and other amortization (1)	—	—	—	—	11,847
Acquisition-related expenses	6,149	17,304	10,178	10,178	2,738
Amortization of above market lease, net	686	686	286	286	—
Other non-operating expenses	7,191	1,621	726	726	—
Provision for income taxes - REIT	6,922	4,906	2,264	2,264	—
Adjusted Funds From Operations	552,519	502,096	280,037	299,871	40,853
Interest income (2)	(2,501)	(3,907)	(774)	(774)	—
Interest expense (2)	215,532	184,175	116,212	116,212	—
Amortization of financing costs and cash flow hedges	(12,572)	(11,713)	(7,195)	(7,195)	—
Provision for income taxes - TRS	—	—	—	—	3,913
Adjusted EBITDA	$752,978	$670,651	$388,280	$408,114	$44,766

(1) Other depreciation and other amortization includes both real estate and equipment depreciation and amortization of intangible assets from the TRS.
(2) Net income, interest income and interest expense are net of intercompany interest eliminations of $10.9 million for the year ended December 31, 2018.

The following table presents FFO and AFFO per diluted Operating Partnership unit:

	Year Ended December 31,	Year Ended December 31,	IPO Date to
	2018	2017	December 31, 2016
Weighted average Operating Partnership units outstanding
Basic	266,131,712	249,451,258	232,181,070
Diluted	266,319,797	249,634,668	232,430,401

Net income per Operating Partnership units outstanding
Basic	$0.92	$0.67	$0.52
Diluted	$0.92	$0.66	$0.52

FFO per Operating Partnership unit
Diluted	$1.98	$1.84	$1.21
AFFO per Operating Partnership unit
Diluted	$2.23	$2.01	$1.29

Liquidity and Capital Resources

Rental revenue is our primary source of cash from operations and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to MGP. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, the $246 million of indebtedness acquired in connection with the Empire City Transaction in January 2019, which was immediately repaid at closing, and the $637.5 million the Company will pay to MGM Resorts in consideration for the Park MGM Lease Transaction, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $59.8 million in cash and cash equivalents held by the Operating Partnership as of December 31, 2018, expected cash flows from operations, $800.0 million of borrowing capacity under the Operating Partnership's revolving credit facility as of December 31, 2018, the estimated proceeds received of $740.0 million, net of issuance costs, from the issuance of senior notes issued in January 2019, as well as estimated net proceeds of $548.4 million from the public offering of Class A shares in January 2019. See Note 8 and Note 11 to the accompanying financial statements for a description of our principal debt arrangements and additional details of the Class A share offering, respectively. In addition, we expect to incur additional indebtedness in the future to finance acquisitions or for general corporate or other purposes.

Summary of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 was $580.2 million, $482.6 million and $297.8 million, respectively. The $97.6 million increase in 2018 as compared to 2017 was primarily due to an increase in rental payments of $73.6 million year over year as a result of the MGM National Harbor transaction, the impact of the 2.0% fixed annual rent escalators that went into effect on April 1, 2018, as well as an increase in cash provided by operating activities of Northfield subsequent to the acquisition, partially offset by an increase in cash paid for interest. The $184.8 million increase in net cash provided by operating activities in 2017 as compared to 2016 was due primarily to an increase in rental payments as well as 2016 being negatively impacted by operating outflows of $19.8 million related to activities of the Predecessor prior to the IPO Date funded by MGM.

Net cash used in investing activities for the years ended December 31, 2018, 2017 and 2016 was $1.0 billion, $463.0 million and $139.0 million, respectively. The $573.1 million increase in use of cash for 2018 as compared to 2017 was primarily attributable to the Northfield Acquisition in July 2018. The $324.0 million increase in use of cash in 2017 as compared to 2016 was primarily attributable to the MGM National Harbor Transaction in October 2017.

Net cash provided by financing activities for the year ended December 31, 2018 was $256.0 million, which was primarily attributable to net draws on our revolver of $550 million and our delayed draw on Term Loan A of $200 million, partially offset by repayments on our term loans of $22.3 million and our payment of $454.3 million of distributions and dividends. Net cash used in financing activities for the year ended December 31, 2017 was $120.4 million, which was primarily attributable to the $425.0 million repayment of assumed debt relating to the MGM National Harbor Transaction and $385.4 million in distributions and dividends paid, partially offset by the $350.0 million proceeds from the issuance of senior notes by the Operating Partnership and $404.7 million of proceeds from the issuance of Class A shares. Net cash provided by financing activities for the year ended December 31, 2016 was $201.7 million, which was primarily attributable to net proceeds of $3.6 billion from the issuance of indebtedness by the Operating Partnership and net proceeds of $1.1 billion received from the issuance of Class A shares, partially offset by $150.8 million in distributions and dividends paid as well as the $4.5 billion repayment of the bridge facilities that were assumed by the Operating Partnership in connection with the acquisition of the IPO Properties and the Borgata Transaction.

Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the distributions declared and paid by MGP. MGP pays its dividends with the receipt of its share of the Operating Partnership's distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date
(in thousands, except per unit and per share amount)
2018
December 14, 2018	December 31, 2018	$0.4475	January 15, 2019
September 17, 2018	September 28, 2018	$0.4375	October 15, 2018
June 15, 2018	June 29, 2018	$0.4300	July 16, 2018
March 15, 2018	March 30, 2018	$0.4200	April 13, 2018
2017
December 15, 2017	December 29, 2017	$0.4200	January 16, 2018
September 15, 2017	September 29, 2017	$0.3950	October 13, 2017
June 15, 2017	June 30, 2017	$0.3950	July 14, 2017
March 15, 2017	March 31, 2017	$0.3875	April 13, 2017
2016
December 15, 2016	December 30, 2016	$0.3875	January 16, 2017
September 15, 2016	September 30, 2016	$0.3875	October 14, 2016
June 16, 2016	June 30, 2016	$0.2632	July 15, 2016

Principal Debt Arrangements

See Note 8 to the accompanying combined and consolidated financial statements for information regarding our debt agreements as of December 31, 2018.

Capital Expenditures

See Note 2 to the accompanying combined and consolidated financial statements for information regarding our capital expenditures, including Non-Normal Tenant Improvements as of December 31, 2018.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements except for our Master Lease disclosed in more detail in Note 7 to the accompanying combined and consolidated financial statements.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2018:

	Payments due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Long-term debt	$24.4	$30.2	$30.2	$30.3	$997.4	$3,606.6	$4,719.1
Estimated interest payments on long-term debt(1)	219.7	219.3	218.6	224.7	199.6	264.6	1,346.5
Operating leases(2)	19.9	21.1	25.0	25.0	24.9	1,310.3	1,426.2
Total	$264.0	$270.6	$273.8	$280.0	$1,221.9	$5,181.5	$7,491.8

(1)
Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at December 31, 2018 and LIBOR rates as of December 31, 2018 for our senior credit facility. We have adjusted estimated interest expense to include the impact of our interest rate swap agreements with a $1.2 billion notional amount, for which we pay an average combined fixed rate of 1.844% and receive the 1-month LIBOR rate. In addition, beginning in 2020, we adjusted for the interest rate swap agreements entered into in December 2018 with a $400 million notional amount, for which we pay fixed rate of 2.735%, as these swaps become effective on December 31, 2019.

(2)	Primarily related to non-cancelable commitments under ground leases as further discussed in Note 14 to the accompanying financial statements.

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

Estimates are required in order to prepare the financial statements in conformity with U.S. GAAP. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, REIT qualification, determining the useful lives of real estate investments and property and equipment used in operations and evaluating the impairment of such assets, and purchase price allocations. The judgment on such estimates and underlying assumptions is based on our experience and various other factors that we believe are reasonable under the circumstances. These form the basis of our judgment on matters that may not be apparent from other available sources of information. In many instances changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The future financial statement presentation, financial condition, results of operations and cash flows may be affected to the extent that the actual results differ materially from our estimates.

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

Real Estate Investments, Property and Equipment Used in Operations, and Depreciation

Real estate costs related to the acquisition and improvement of our properties are capitalized and include expenditures that materially extend the useful lives of existing assets. Property and equipment used in operations represents the fixed assets acquired in the Northfield Acquisition and was therefore recognized at fair value at the acquisition date. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. We consider the period of future benefit of an asset to determine its appropriate useful life. Depreciation on our buildings, improvements and integral equipment is computed using the straight-line method over an estimated useful life of 3 to 40 years. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 3 to 40 years is an appropriate estimate of useful life.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows (primarily from the racing and gaming license) and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 3 of the accompanying combined and consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our primary market risk exposure is interest rate risk with respect to our existing variable-rate long-term indebtedness. As of December 31, 2018, we have incurred indebtedness in principal amount of $4.7 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

The Operating Partnership's term loan B facility bears interest at LIBOR plus 2.00%, with a LIBOR floor of 0%. To manage our exposure to changes in LIBOR rates, as of December 31, 2018, we have interest rate swap agreements where the Operating Partnership pays a weighted average 1.844% on a total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor.

In December 2018, the Operating Partnership entered into additional interest rate swap agreements, in which it will pay a weighted average 2.735% on a total notional amount of $400 million with a 0% floor. These swaps will be effective December 31, 2019, at which point the Operating Partnership will pay a combined weighted average 2.066%. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of December 31, 2018, long-term variable rate borrowings including impact from our swap agreements, represented approximately 34.3% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $16 million based on gross amounts outstanding at December 31, 2018 and taking into account the interest rate swap agreements currently effective. The following table provides information about the maturities of our long-term debt subject to changes in interest rates. Average interest rates presented relate to the interest rate of the debt maturity in the period:

								Fair Value
	Debt maturing in							December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	2018
	(In millions)
Fixed-rate	$—	$—	$—	$—	$—	$1,900.0	$1,900.0	$1,797.0
Average interest rate						5.122%	5.122%
Variable rate	$24.4	$30.2	$30.2	$30.3	$997.4	$1,706.6	$2,819.1	$2,717.4
Average interest rate	4.522%	4.522%	4.522%	4.522%	4.471%	4.522%	4.504%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements.

Financial Statement Schedule.

MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP:
Schedule III — Real Estate and Accumulated Depreciation — December 31, 2018	83

The financial information in the financial statement schedule should be read in conjunction with the consolidated financial statements. We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MGM Growth Properties LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Growth Properties LLC and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related combined and consolidated statements operations and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Table of Contents at Item 15 (collectively referred to as the “financial statements”) of the Company, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting for the Company, management excluded from its assessment the internal control over financial reporting at Northfield Park Associates, LLC (“Northfield”), which was acquired on July 6, 2018 and whose financial statements constitute approximately 10% of total assets and approximately 13% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Northfield.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting for the Company. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MGM Growth Properties LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Growth Properties LLC and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related combined and consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2018 and the related notes and the schedule listed in the Table of Contents at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2019

We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner of MGM Growth Properties Operating Partnership LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Growth Properties Operating Partnership LP and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related combined and consolidated statements of statements of operations and comprehensive income (loss), cash flows, and partners’ capital, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Tables of Contents at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 27, 2019

We have served as the auditor since 2015.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
Real estate investments, net	$9,742,225	$10,021,938
Property and equipment, used in operations, net	784,295	—
Cash and cash equivalents	59,817	259,722
Tenant and other receivables, net	14,990	6,385
Prepaid expenses and other assets	37,837	18,487
Above market lease, asset	43,014	44,588
Goodwill	17,915	—
Other intangible assets, net	251,214	—
Total assets	$10,951,307	$10,351,120

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$4,666,949	$3,934,628
Due to MGM Resorts International and affiliates	307	962
Accounts payable, accrued expenses and other liabilities	49,602	10,240
Above market lease, liability	46,181	47,069
Accrued interest	26,096	22,565
Dividend and distribution payable	119,055	111,733
Deferred revenue	163,977	127,640
Deferred income taxes, net	33,634	28,544
Total liabilities	5,105,801	4,283,381
Commitments and contingencies (Note 14)
Shareholders' equity
Class A shares: no par value, 1,000,000,000 shares authorized, 70,911,166 and 70,896,795 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,712,671	1,716,490
Accumulated deficit	(150,908)	(94,948)
Accumulated other comprehensive income	4,208	3,108
Total Class A shareholders' equity	1,565,971	1,624,650
Noncontrolling interest	4,279,535	4,443,089
Total shareholders' equity	5,845,506	6,067,739
Total liabilities and shareholders' equity	$10,951,307	$10,351,120

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Rental revenue	$746,253	$675,089	$419,239
Tenant reimbursements and other	123,242	90,606	48,309
Gaming, food, beverage and other	132,949	—	—
	1,002,444	765,695	467,548
Expenses
Gaming, food, beverage and other	88,053	—	—
Depreciation and amortization	273,031	260,455	220,667
Property transactions, net	20,319	34,022	4,684
Reimbursable expenses	119,531	88,254	68,063
Amortization of above market lease, net	686	686	286
Acquisition-related expenses	8,887	17,304	10,178
General and administrative	16,178	12,189	9,896
	526,685	412,910	313,774
Operating income	475,759	352,785	153,774
Non-operating income (expense)
Interest income	2,501	3,907	774
Interest expense	(215,532)	(184,175)	(116,212)
Other non-operating	(7,191)	(1,621)	(726)
	(220,222)	(181,889)	(116,164)
Income before income taxes	255,537	170,896	37,610
Provision for income taxes	(10,835)	(4,906)	(2,264)
Net income	244,702	165,990	35,346
Less: Net income attributable to noncontrolling interest	(177,637)	(124,215)	(5,408)
Net income attributable to Class A shareholders	$67,065	$41,775	$29,938

Weighted average Class A shares outstanding:
Basic	70,997,589	61,733,136	57,502,158
Diluted	71,185,674	61,916,546	57,751,489

Per Class A share data
Net income per Class A share (basic)	$0.94	$0.68	$0.52
Net income per Class A share (diluted)	$0.94	$0.67	$0.52

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$244,702	$165,990	$35,346
Other comprehensive income
Unrealized gain on cash flow hedges	4,128	9,782	1,879
Other comprehensive income	4,128	9,782	1,879
Comprehensive income	248,830	175,772	37,225
Less: Comprehensive income attributable to noncontrolling interests	(180,665)	(131,236)	(6,842)
Comprehensive income attributable to Class A shareholders	$68,165	$44,536	$30,383

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$244,702	$165,990	$35,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273,031	260,455	220,667
Property transactions, net	20,319	34,022	4,684
Amortization of deferred financing costs and debt discount	12,031	11,360	7,195
Loss on retirement of debt	2,736	798	—
Amortization related to above market lease, net	686	686	286
Deemed contributions - tax sharing agreement	5,745	1,730	2,156
Straight-line rental revenues	20,680	6,414	(1,739)
Amortization of deferred revenue	(3,711)	(2,352)	(80)
Share-based compensation	2,093	1,336	510
Deferred income taxes	5,090	3,176	108
Change in operating assets and liabilities:
Tenant and other receivables, net	(2,016)	3,118	(9,503)
Prepaid expenses and other assets	477	(1,537)	6,747
Due to MGM Resorts International and affiliates	(655)	796	166
Accounts payable, accrued expenses and other liabilities	(4,532)	158	5,101
Accrued interest	3,531	(3,572)	26,137
Net cash provided by operating activities	580,207	482,578	297,781
Cash flows from investing activities
Capital expenditures for property and equipment	(1,578)	(488)	(138,987)
Acquisition of Northfield, net of cash acquired	(1,034,534)	—	—
MGM National Harbor Transaction	—	(462,500)	—
Net cash used in investing activities	(1,036,112)	(462,988)	(138,987)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	727,750	(41,875)	(16,750)
Proceeds from issuance of debt	—	350,000	3,700,000
Deferred financing costs	(17,490)	(5,598)	(77,163)
Repayment of assumed debt and bridge facilities	—	(425,000)	(4,544,850)
Issuance of Class A shares	—	404,685	1,207,500
Class A share issuance costs	—	(17,137)	(75,032)
Dividends and distributions paid	(454,260)	(385,435)	(150,829)
Net cash transfers from Parent	—	—	158,822
Net cash provided by (used in) financing activities	256,000	(120,360)	201,698
Cash and cash equivalents
Net (decrease) increase for the period	(199,905)	(100,770)	360,492
Balance, beginning of period	259,722	360,492	—
Balance, end of period	$59,817	$259,722	$360,492
Supplemental cash flow disclosures
Interest paid	$199,429	$176,033	$82,880
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$19,316	$52,995	$72,402
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$119,055	$111,733	$94,109
MGM National Harbor Transaction net assets acquired	$—	$721,409	$—
Borgata Transaction net assets acquired	$—	$—	$1,273,230

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Class A Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Predecessor Net Parent Investment	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2016	$—	$—	$—	$—	$6,058,959	$6,058,959	$—	$6,058,959
Net loss - January 1, 2016 to April 24, 2016	—	—	—	—	(84,383)	(84,383)	—	(84,383)
Assumption of bridge facilities from MGM	—	—	—	—	(4,000,000)	(4,000,000)	—	(4,000,000)
Other contributions from MGM	—	—	—	—	1,893,502	1,893,502	—	1,893,502
Issuance of Class A shares	—	1,207,500	—	—	—	1,207,500	—	1,207,500
Initial public offering costs	—	(75,032)	—	—	—	(75,032)	—	(75,032)
Noncontrolling interest and additional paid-in capital effective April 24, 2016	—	201,785	—	—	(3,868,078)	(3,666,293)	3,666,293	—
Borgata Transaction	—	28,753	—	—	—	28,753	699,626	728,379
Net income - April 25, 2016 to December 31, 2016	—	—	29,938	—	—	29,938	89,791	119,729
Other comprehensive income - cash flow hedges	—	—	—	445	—	445	1,434	1,879
Share-based compensation	—	124	—	—	—	124	386	510
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	2,156	2,156
Dividends and distributions declared ($1.0382 per class A share)	—	—	(59,696)	—	—	(59,696)	(185,242)	(244,938)
Balance at December 31, 2016	—	1,363,130	(29,758)	445	—	1,333,817	4,274,444	5,608,261
Net income	—	—	41,775	—	—	41,775	124,215	165,990
Other comprehensive income - cash flow hedges	—	—	—	2,761	—	2,761	7,021	9,782
MGM National Harbor Transaction	—	19,372	—	11	—	19,383	277,026	296,409
Issuance of Class A shares	—	333,742	(4,125)	(109)	—	329,508	58,040	387,548
Share-based compensation	—	334	—	—	—	334	1,002	1,336
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	1,730	1,730
Dividends and distributions declared ($1.5975 per share)	—	—	(102,840)	—	—	(102,840)	(300,219)	(403,059)
Other	—	(88)	—	—	—	(88)	(170)	(258)
Balance at December 31, 2017	—	1,716,490	(94,948)	3,108	—	1,624,650	4,443,089	6,067,739
Net income	—	—	67,065	—	—	67,065	177,637	244,702
Other comprehensive income - cash flow hedges	—	—	—	1,100	—	1,100	3,028	4,128
Share-based compensation	—	558	—	—	—	558	1,535	2,093
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	5,745	5,745
Dividends and distributions declared ($1.7350 per share)	—	—	(123,025)	—	—	(123,025)	(338,557)	(461,582)
Other	—	(4,377)	—	—	—	(4,377)	(12,942)	(17,319)
Balance at December 31, 2018	$—	$1,712,671	$(150,908)	$4,208	$—	$1,565,971	$4,279,535	$5,845,506

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,
	2018	2017
ASSETS
Real estate investments, net	$9,742,225	$10,021,938
Property and equipment, used in operations, net	784,295	—
Cash and cash equivalents	59,817	259,722
Tenant and other receivables, net	14,990	6,385
Prepaid expenses and other assets	37,837	18,487
Above market lease, asset	43,014	44,588
Goodwill	17,915	—
Other intangible assets, net	251,214	—
Total assets	$10,951,307	$10,351,120

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,666,949	$3,934,628
Due to MGM Resorts International and affiliates	307	962
Accounts payable, accrued expenses and other liabilities	49,602	10,240
Above market lease, liability	46,181	47,069
Accrued interest	26,096	22,565
Distribution payable	119,055	111,733
Deferred revenue	163,977	127,640
Deferred income taxes, net	33,634	28,544
Total liabilities	5,105,801	4,283,381
Commitments and contingencies (Note 14)
Partners’ capital
General partner	—	—
Limited partners: 266,045,289 and 266,030,918 Operating Partnership units issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.	5,845,506	6,067,739
Total partners’ capital	5,845,506	6,067,739
Total liabilities and partners’ capital	$10,951,307	$10,351,120

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Rental revenue	$746,253	$675,089	$419,239
Tenant reimbursements and other	123,242	90,606	48,309
Gaming, food, beverage and other	132,949	—	—
	1,002,444	765,695	467,548
Expenses
Gaming, food, beverage and other	88,053	—	—
Depreciation and amortization	273,031	260,455	220,667
Property transactions, net	20,319	34,022	4,684
Reimbursable expenses	119,531	88,254	68,063
Amortization of above market lease, net	686	686	286
Acquisition-related expenses	8,887	17,304	10,178
General and administrative	16,178	12,189	9,896
	526,685	412,910	313,774
Operating income	475,759	352,785	153,774
Non-operating income (expense)
Interest income	2,501	3,907	774
Interest expense	(215,532)	(184,175)	(116,212)
Other non-operating	(7,191)	(1,621)	(726)
	(220,222)	(181,889)	(116,164)
Income before income taxes	255,537	170,896	37,610
Provision for income taxes	(10,835)	(4,906)	(2,264)
Net income	$244,702	$165,990	$35,346

Weighted average Operating Partnership units outstanding:
Basic	266,131,712	249,451,258	232,181,070
Diluted	266,319,797	249,634,668	232,430,401

Per Operating Partnership unit data
Net income per Operating Partnership unit (basic)	$0.92	$0.67	$0.52
Net income per Operating Partnership unit (diluted)	$0.92	$0.66	$0.52

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$244,702	$165,990	$35,346
Other comprehensive income
Unrealized gain on cash flow hedges	4,128	9,782	1,879
Other comprehensive income	4,128	9,782	1,879
Comprehensive income	$248,830	$175,772	$37,225

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$244,702	$165,990	$35,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273,031	260,455	220,667
Property transactions, net	20,319	34,022	4,684
Amortization of deferred financing costs and debt discount	12,031	11,360	7,195
Loss on retirement of debt	2,736	798	—
Amortization related to above market lease, net	686	686	286
Deemed contributions - tax sharing agreement	5,745	1,730	2,156
Straight-line rental revenues	20,680	6,414	(1,739)
Amortization of deferred revenue	(3,711)	(2,352)	(80)
Share-based compensation	2,093	1,336	510
Deferred income taxes	5,090	3,176	108
Change in operating assets and liabilities:
Tenant and other receivables, net	(2,016)	3,118	(9,503)
Prepaid expenses and other assets	477	(1,537)	6,747
Due to MGM Resorts International and affiliates	(655)	796	166
Accounts payable, accrued expenses and other liabilities	(4,532)	158	5,101
Accrued interest	3,531	(3,572)	26,137
Net cash provided by operating activities	580,207	482,578	297,781
Cash flows from investing activities
Capital expenditures for property and equipment	(1,578)	(488)	(138,987)
Acquisition of Northfield, net of cash acquired	(1,034,534)	—	—
MGM National Harbor Transaction	—	(462,500)	—
Net cash used in investing activities	(1,036,112)	(462,988)	(138,987)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	727,750	(41,875)	(16,750)
Proceeds from issuance of debt	—	350,000	3,700,000
Deferred financing costs	(17,490)	(5,598)	(77,163)
Repayment of assumed debt and bridge facilities	—	(425,000)	(4,544,850)
Proceeds from issuance of OP units by MGP	—	387,548	1,132,468
Distributions paid	(454,260)	(385,435)	(150,829)
Net cash transfers from Parent	—	—	158,822
Net cash provided by (used in) financing activities	256,000	(120,360)	201,698
Cash and cash equivalents
Net (decrease) increase for the period	(199,905)	(100,770)	360,492
Balance, beginning of period	259,722	360,492	—
Balance, end of period	$59,817	$259,722	$360,492
Supplemental cash flow disclosures
Interest paid	$199,429	$176,033	$82,880
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$19,316	$52,995	$72,402
Accrual of distribution payable to Operating Partnership unit holders	$119,055	$111,733	$94,109
MGM National Harbor Transaction net assets acquired	$—	$721,409	$—
Borgata Transaction net assets acquired	$—	$—	$1,273,230

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands, except per unit amounts)

	General Partner	Limited Partners	Predecessor Net Parent Investment	Total Partners' Capital
Balance at January 1, 2016	$—	$—	$6,058,959	$6,058,959
Net loss - January 1, 2016 to April 24, 2016	—	—	(84,383)	(84,383)
Assumption of bridge facilities from MGM	—	—	(4,000,000)	(4,000,000)
Other contributions from MGM	—	—	1,893,502	1,893,502
Limited Partnership Interest effective April 24, 2016	—	3,868,078	(3,868,078)	—
Purchase of OP units by MGM	—	1,132,468	—	1,132,468
Borgata Transaction	—	728,379	—	728,379
Net income - April 25, 2016 to December 31, 2016	—	119,729	—	119,729
Other comprehensive income - cash flow hedges	—	1,879	—	1,879
Share-based compensation	—	510	—	510
Deemed contribution - tax sharing agreement	—	2,156	—	2,156
Distributions declared ($1.0382 per unit)	—	(244,938)	—	(244,938)
Balance at December 31, 2016	—	5,608,261	—	5,608,261
Net income	—	165,990	—	165,990
Other comprehensive income - cash flow hedges	—	9,782	—	9,782
MGM National Harbor Transaction	—	296,409	—	296,409
Issuance of OP units	—	387,548	—	387,548
Share-based compensation	—	1,336	—	1,336
Deemed contribution - tax sharing agreement	—	1,730	—	1,730
Distributions declared ($1.5975 per unit)	—	(403,059)	—	(403,059)
Other	—	(258)	—	(258)
Balance at December 31, 2017	—	6,067,739	—	6,067,739
Net income	—	244,702	—	244,702
Other comprehensive income - cash flow hedges	—	4,128	—	4,128
Share-based compensation	—	2,093	—	2,093
Deemed contribution - tax sharing agreement	—	5,745	—	5,745
Distributions declared ($1.7350 per unit)	—	(461,582)	—	(461,582)
Other	—	(17,319)	—	(17,319)
Balance at December 31, 2018	$—	$5,845,506	$—	$5,845,506

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware in October 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership that was formed in January 2016 and acquired by MGP on April 25, 2016 (the “IPO Date”) in connection with MGP's formation transactions, including its initial public offering of Class A shares as discussed further below. The Company has elected be treated as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2016.

MGM Resorts International (“MGM” or the “Parent”) is a Delaware corporation that acts largely as a holding company and, through its subsidiaries, owns and operates large-scale destination entertainment and leisure resorts. Prior to the IPO Date, the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM (which was branded as Monte Carlo prior to May 2018), Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage (collectively, the “IPO Properties”), which comprised the Company’s real estate investments prior to the acquisition of Borgata (as described below), were owned and operated by MGM. On the IPO Date, MGM engaged in a series of formation transactions in which subsidiaries of MGM transferred the IPO Properties to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership pursuant to a Master Contribution Agreement (the “MCA”) in exchange for Operating Partnership units representing limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of $4 billion of indebtedness from the contributing MGM subsidiaries.

On the IPO Date, MGP completed the initial public offering of 57.5 million of its Class A shares representing limited liability company interests. MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the Operating Partnership units and the general partner interest in the Operating Partnership. Certain subsidiaries of MGM acquired the remaining 73.3% of the outstanding Operating Partnership units on such date. MGM retained ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights, and is consolidated by MGM. If the holder of the Class B share and its controlled affiliates' (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%, the Class B share is no longer entitled to any voting rights. To the extent that the Class B share is entitled to majority voting power pursuant to MGP's operating agreement, MGM may only transfer the Class B share (other than transfers to us and MGM's controlled affiliates) if and to the extent that such transfer is approved by special approval by an independent conflicts committee, not to be unreasonably withheld. When determining whether to grant such approval, the conflicts committee must take into account the interests of MGP's Class A shareholders and MGP ahead of the interests of the holder of the Class B share. No par value is attributed to the MGP's Class A and Class B shares.

As discussed in Note 3 and Note 11, the Operating Partnership issued additional Operating Partnership units in connection with the Borgata Transaction, follow-on public offerings of Class A shares and the MGM National Harbor Transaction. As of December 31, 2018, there were approximately 266.0 million Operating Partnership units outstanding in the Operating Partnership of which MGM owned approximately 195.1 million Operating Partnership units or 73.3% of the Operating Partnership units in the Operating Partnership. MGP owns the remaining 26.7% of the Operating Partnership units in the Operating Partnership. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries.

MGP is a publicly traded REIT primarily engaged through its investment in the Operating Partnership in the real property business, which consists of owning, acquiring and leasing large-scale destination entertainment and leisure resorts, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. One of the Company's wholly-owned taxable REIT subsidiaries (“TRS”), MGP OH, Inc. owns the Hard Rock Rocksino Northfield Park (the “Rocksino”) in Northfield, Ohio. A wholly owned subsidiary of the Operating Partnership (the “Landlord”) leases all of its real estate properties, other than Northfield, back to a wholly owned subsidiary of MGM (the “Tenant”) under a master lease agreement (the “Master Lease”).

Northfield Acquisition

On July 6, 2018, the TRS completed its previously announced acquisition of the membership interests of Northfield Park Associates, LLC (“Northfield”), an Ohio limited liability company that owns the real estate assets and operations of the Rocksino (the “Northfield Acquisition”) from Milstein Entertainment LLC. Simultaneously with the close of the transaction, Northfield entered into a new agreement with an affiliate of Hard Rock Café International (STP), Inc. (“Hard Rock”) to continue to serve as the manager of the property. Refer to Note 2 and Note 3 for additional details.

On September 18, 2018, the Company entered into an agreement to sell the operations of Northfield (“Northfield OpCo”) to a subsidiary of MGM. Northfield will be added to the existing Master Lease between the Landlord and Tenant. The transaction is expected to close in the first half of 2019, subject to customary closing conditions. Refer to Note 3 for additional information.

Empire City Transaction

On January 29, 2019, the Company acquired the real property associated with the Empire City Casino’s race track and casino (“Empire City”) from MGM upon its acquisition of Empire City for fair value of consideration transferred of approximately $634 million, which included the assumption of approximately $246 million of debt by the Operating Partnership with the balance through the issuance of 12.9 million Operating Partnership units to MGM (“Empire City Transaction”). Empire City was added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment to MGP increased by $50 million, prorated for the remainder of the lease year. Consistent with the Master Lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022. In addition, pursuant to the Master Lease, MGP has a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future.

Park MGM Lease Transaction

On December 20, 2018, the Company entered into a definitive agreement with MGM whereby the Company will pay MGM consideration of $637.5 million for renovations undertaken by MGM regarding the Park MGM and NoMad Las Vegas property (the “Park MGM Lease Transaction”). Additionally, at closing the parties will enter into an amendment to the Master Lease whereby the annual rent payment to the Company will increase by $50.0 million, prorated for the remainder of the lease year. Consistent with the Master Lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022. The transaction is expected to close in the first quarter of 2019 and is subject to customary closing conditions.

Segments

The Company has two reportable segments: REIT and TRS. See Note 15 for additional information about the Company's segments.

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

Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The combined and consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The combined and consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, the Landlord, which owns the real estate, a VIE of which the Operating Partnership is the primary beneficiary. As of December 31, 2018, on a consolidated basis, the Landlord had total assets of $9.8 billion primarily related to its real estate assets and total liabilities of $247.5 million primarily related to its deferred revenue and above market lease liability.

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

Noncontrolling interest. MGP presents noncontrolling interest and classifies such interest as a component of consolidated shareholders’ equity, separate from the Company’s Class A shareholders’ equity. Noncontrolling interest in MGP represents Operating Partnership units currently held by subsidiaries of MGM. Net income or loss of the Operating Partnership is allocated to its noncontrolling interest based on the noncontrolling interest’s ownership percentage in the Operating Partnership except for income tax expenses as discussed in Note 10. Ownership percentage is calculated by dividing the number of Operating Partnership units held by the noncontrolling interest by the total Operating Partnership units held by the noncontrolling interest and the Company. Issuance of additional Class A shares and Operating Partnership units changes the ownership interests of both the noncontrolling interest and the Company. Such transactions and the related proceeds are treated as capital transactions.

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

Real estate investments. Real estate investments consist of land, buildings, improvements and integral equipment. The contribution or acquisition of the real property by the Operating Partnership from MGM represent transactions between entities under common control, and as a result, such real estate was initially recorded by the Company at MGM's historical cost basis, less accumulated depreciation (i.e., there was no change in the basis of the contributed assets), as of the contribution or acquisition dates. Costs of maintenance and repairs to real estate investments are the responsibility of the Tenant under the Master Lease.

Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Inception-to-date, Non-Normal Tenant Improvements were $144.7 million through December 31, 2018.

Property and Equipment used in operations. Property and equipment used in operations are stated at cost. The property and equipment used in operations was acquired through the Northfield Acquisition and therefore recognized at fair value at the acquisition date.

The Company evaluates its property and equipment, real estate investments, and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset to a third-party at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses. There were no impairment charges related to long lived assets recognized during the years ended December 31, 2018, 2017, and, 2016.

Depreciation and property transactions. Depreciation expense is recognized over the useful lives of real estate investments and property and equipment used in operations applying the straight-line method over the following estimated useful lives, which are periodically reviewed:

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

Northfield generates gaming, food, beverage and other revenue, which primarily consists of video lottery terminal (“VLT”) wager transactions and food and beverage transactions. The transaction price for a VLT wager is the difference between gaming wins and losses (net win). The Company accounts for VLT revenue on a portfolio basis given the similar characteristics of wagers by recognizing net win per gaming day versus on an individual wager basis. The transaction price of food and beverage contracts is the amount collected from customer or stand-alone selling price for such goods and services and is recorded when the delivery is made. Sales and usage-based taxes are excluded from revenues.

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

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated or recorded as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2018.

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

Acquisition-related expenses. The Company expenses transaction costs associated with completed or announced acquisitions in the period in which they are incurred. These costs are included in acquisition-related expenses within the combined and consolidated statements of operations.

General and administrative. General and administrative expenses primarily includes the salaries and benefits of employees and external consulting costs. In addition, pursuant to a corporate services agreement between the Operating Partnership and MGM (the “Corporate Services Agreement”), MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services. MGM is reimbursed for all costs it incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement for the years ended December 31, 2018 and 2017 of $1.9 million and $1.6 million, respectively. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement from the IPO Date through December 31, 2016 of $0.9 million.

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

Deferred financing costs. Deferred financing costs were incurred in connection with the issuance of the term loan facilities, revolving credit facility and senior notes. Costs incurred in connection with term loan facilities and senior notes are capitalized and offset against the carrying amount of the related indebtedness. Costs incurred in connection with the Operating Partnership’s revolving credit facility are capitalized as a component of prepaid expenses and other assets. These costs are amortized over the term of the indebtedness and are included in interest expense in the combined and consolidated statement of operations.

Derivative financial instruments. The Company accounts for its derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging, in which all derivative instruments are reflected at fair value as either assets or liabilities. For derivative instruments that are designated and qualify as hedging instruments, the Company records the gain or loss on the hedge instruments as a component of accumulated other comprehensive income.

Fair value measurements. Fair value measurements are utilized in the accounting impairment assessments of the Company's long-lived assets, assets acquired and liabilities assumed in a business combination, and goodwill and other intangible assets. Fair value measurements also affect the Company's accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

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

Concentrations of credit risk. Substantially all of the Company’s real estate properties have been leased to a wholly owned subsidiary of MGM, and 87% of the Company’s revenues for the period ending December 31, 2018 are derived from the Master Lease. All of the Company's revenues for the period ending December 31, 2017 and 2016 were derived from the Master Lease. Management does not believe there are any other significant concentrations of credit risk.

Geographical risk. A significant number of the Company’s real estate properties are located in Las Vegas, Nevada. Accordingly, future negative trends in local economic activity or natural disasters in this area might have a more significant effect on the Company than a more geographically diversified entity and could have an adverse impact on its financial condition and operating results.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2017-12 amends the hedge accounting recognition and presentation requirements in order to improve the transparency and understandability of information about an entity’s risk management activities, and simplifies the application of hedge accounting. The Company early adopted ASU 2017-12 and it did not have a material impact on its consolidated financial statements and footnote disclosures.

In February 2018, the FASB issued ASC 842 “Leases (Topic 842),” which replaces the existing guidance in ASC 840, “Leases,” (“ASC 842”). ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee will recognize interest expense and amortization of the ROU asset and for operating leases the lessee will recognize a straight-line total lease expense. The Company will adopt ASC 842 on January 1, 2019, utilizing the simplified transition method and accordingly will not recast comparative period financial information. The Company will elect the package of practical expedients available under ASC 842, which includes that the Company need not reassess the lease classification for existing contracts. Accordingly, the Master Lease will continue to be classified as an operating lease. ASC 842 requires lessors to exclude from variable payments, and therefore from revenue, lessor costs paid by lessees directly to third parties. Under the Master Lease, the lessee pays property tax and insurance directly to third parties; accordingly, the Company will no longer reflect such costs as “Tenant reimbursements” within revenues or “Reimbursable expenses” within expenses. The Company is also a lessee in lease arrangements for which the most material leases are ground leases that will continue to be classified as operating leases.

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

NOTE 3 — ACQUISITIONS

Northfield Acquisition. As discussed in Note 1, on July 6, 2018 the TRS completed its acquisition of 100% of the membership interests of Northfield for a purchase price of approximately $1.1 billion. The Company funded the acquisition through a $200 million draw on the term loan A facility and a $655 million draw under the revolving credit facility, with the remainder of the purchase price paid with cash on hand. The acquisition will expand MGP’s real estate assets and diversify MGP’s geographic reach.

The Company recognized 100% of the assets and liabilities of Northfield at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The allocation of fair value for substantially all of the assets and liabilities is preliminary and may be adjusted up to one year after the acquisition. Specifically, as of December 31, 2018, the Company is finalizing valuation work related to the asset classes that comprise the property and equipment acquired.

The following table sets forth the preliminary purchase price allocation at July 6, 2018 (in thousands):

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

Consolidated results. For the period from July 6, 2018 through December 31, 2018, Northfield’s net revenue was $132.9 million and operating income and net income were both $33.0 million.

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

The pro forma results include adjustments related to purchase accounting, primarily interest expense related to debt used to fund the acquisition, and the conformance of accounting policies. The following table represents MGP's and the Operating Partnership’s unaudited pro forma information for the years ended December 31, 2018 and 2017:

	2018	2017
	(unaudited, in thousands, except per share amounts)
Net revenues	$1,142,045	$1,016,040
Net income	259,427	166,365
Net income attributable to Class A shareholders	70,990	41,875
Basic net income per Class A share	1.00	0.68
Diluted net income per Class A share	1.00	0.68

As discussed in Note 1, on September 18, 2018, the Company entered into an agreement to sell the operations of Northfield to a subsidiary of MGM for approximately $275 million, subject to customary purchase price adjustments. The TRS will concurrently liquidate and the real estate assets of Northfield will be transferred to the Landlord. The Landlord will lease such real estate assets to the Tenant pursuant to an amendment to the Master Lease. As a result, the annual rent payment will increase by $60 million, prorated for the remainder of the lease year. Consistent with the Master Lease terms, 90% of this rent will be fixed and contractually grow at 2.0% per year until 2022. The transaction is expected to close in the first half of 2019, subject to customary closing conditions. The Northfield

OpCo sale will be accounted for as a transaction between entities under common control and therefore the Company will continue to carry the Northfield OpCo operating assets and liabilities as held and used until the close of the transaction.

MGM National Harbor Transaction. On October 5, 2017, MGP completed the purchase of the long-term leasehold interest and real property improvements associated with MGM National Harbor casino resort (“MGM National Harbor”) for consideration consisting of the assumption of $425 million of debt, which was immediately paid off on the closing date, $462.5 million of cash and the issuance of 9.8 million Operating Partnership units to a subsidiary of MGM. The real estate assets related to MGM National Harbor were leased by the Landlord to the Tenant via an amendment to the Master Lease. As a result, the initial rent under the Master Lease increased by $95 million, $85.5 million of which relates to the base rent for the initial term and the remaining $9.5 million of which relates to the percentage rent. See Note 7 for further discussion of the Master Lease.

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

Borgata Transaction. On August 1, 2016, MGM completed the acquisition of Boyd Gaming Corporation’s ownership interest in Borgata. Concurrently, MGM, MGP, the Operating Partnership, the Landlord and the Tenant completed the transfer of the real estate assets related to Borgata, located at Renaissance Pointe in Atlantic City, New Jersey, from a subsidiary of MGM to the Landlord (the “Borgata Transaction”). A subsidiary of MGM operates Borgata. The consideration that was paid by MGP to a subsidiary of MGM consisted of 27.4 million newly issued Operating Partnership units and the assumption by the Operating Partnership of $545 million of indebtedness from such subsidiary of MGM. The real estate assets related to Borgata were leased by the Landlord to the Tenant via an amendment to the Master Lease. As a result, the initial rent under the Master Lease increased by $100 million, $90 million of which relates to the base rent for the initial term and the remaining $10 million of which relates to the percentage rent. Following the closing of the Borgata Transaction, the base rent under the Master Lease became $585 million for the initial term and the percentage rent became $65 million. See Note 7 for further discussion of the Master Lease.

NOTE 4 — REAL ESTATE INVESTMENTS

The carrying value of real estate investments is as follows:

	December 31,
	2018	2017
	(in thousands)
Land	$4,143,513	$4,143,513
Buildings, building improvements, land improvements and integral equipment	8,405,479	8,512,334
	12,548,992	12,655,847
Less: Accumulated depreciation	(2,806,767)	(2,633,909)
	$9,742,225	$10,021,938

NOTE 5 — PROPERTY AND EQUIPMENT USED IN OPERATIONS

The carrying value of property and equipment used in operations of the TRS is as follows:

2018
(in thousands)
Land	$392,500
Buildings, building improvements and land improvements	382,843
Furniture, fixtures and equipment	18,770
794,113
Less: Accumulated depreciation	(9,818)
$784,295

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

2018
(in thousands)
Goodwill	$17,915

Indefinite-lived intangible assets:
Racing and gaming licenses	228,000
Total indefinite-lived intangible assets	228,000
Finite-lived intangible assets:
Customer lists	25,000
Less: Accumulated amortization	(1,786)
23,214
Total finite-lived intangible assets, net	23,214
Total other intangible assets, net	$251,214

Goodwill. A summary of changes in the Company’s goodwill by reportable segment is as follows:

	2018
	Balance at January 1	Acquisitions	Balance at December 31
	(in thousands)
Goodwill, net by reportable segment:
TRS	$—	$17,915	$17,915

Other intangible assets, net. The Company recognized an indefinite-lived intangible asset for the racing and gaming licenses acquired in the Northfield Acquisition and recognized an intangible asset related to Northfield’s customer list, which is amortized on a straight-line basis over its estimated useful life of 7 years.

Total amortization expense related to intangible assets was $1.8 million for the year ending December 31, 2018. Remaining estimated future amortization is as follows:

(in thousands)
Years ending December 31,
2019	$3,571
2020	3,571
2021	3,571
2022	3,571
2023	3,571
Thereafter	5,359
$23,214

NOTE 7 — LEASES

Master Lease. Pursuant to the Master Lease, the Tenant has leased the Company’s real estate properties from the Landlord. The Master Lease is accounted for as an operating lease and has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The Master Lease provides that any extension of its term must apply to all of the real estate under the Master Lease at the time of the extension. The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the Master Lease provides MGP with a right of first offer with respect to MGM Springfield, which MGP may exercise should MGM elect to sell this property in the future, and with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City.

In connection with the commencement of the third lease year on April 1, 2018, the base rent under the Master Lease increased to $695.8 million, resulting in total annual rent under the Master Lease of $770.3 million. Rent under the Master Lease consists of a “base rent” component and a “percentage rent” component. As of December 31, 2018, the base rent represents approximately 90% of the rent payments due under the Master Lease and the percentage rent represents approximately 10% of the rent payments due under the Master Lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant (the “Operating Subtenants”), collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the Operating Subtenants, from the leased properties subject to the Master Lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).

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

Straight-line rental revenues from the Master Lease for the years ended December 31, 2018 and 2017 were $746.3 million and $675.1 million, respectively. The Company also recognized revenue related to tenant reimbursements and other of $123.2 million and $90.6 million for the years ended December 31, 2018 and 2017, respectively.

Straight-line rental revenues from the Master Lease for the year ended December 31, 2016 were $419.2 million. Rental revenues from the Master Lease for the year ended December 31, 2016 represents activity from the IPO Date through December 31, 2016. The Company also recognized revenue related to tenant reimbursements and other of $48.3 million for the year ended December 31, 2016.

Under the Master Lease, future non-cancelable minimum rental payments, which are the payments under the initial 10-year term and does not include the four five-year renewal options and through August 31, 2024 as it relates to MGM National Harbor, are as follows as of December 31, 2018:

Year ending December 31,	(in thousands)
2019	$780,782
2020	794,907
2021	809,315
2022	757,060
2023	738,435
Thereafter	1,568,769
Total	$5,449,268

Refer to Note 1 and Note 3 for transactions that have been entered into but not yet occurred as of December 31, 2018.

NOTE 8 — DEBT

Debt consists of the following:

	December 31,
	2018	2017
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$470,000	$273,750
Senior secured term loan B facility	1,799,125	1,817,625
Senior secured revolving credit facility	550,000	—
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
$350 million 4.50% senior notes, due 2028	350,000	350,000
	4,719,125	3,991,375
Less: Unamortized discount and debt issuance costs	(52,176)	(56,747)
	$4,666,949	$3,934,628

Operating Partnership credit agreement. At December 31, 2018, the Operating Partnership senior credit facility consisted of a $470 million term loan A facility, a $1.8 billion term loan B facility, and a $1.4 billion revolving credit facility. In March 2018, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.00% and extended the maturity of the term loan B facility to March 2025, which became effective in August 2018. In addition, the Operating Partnership will receive a further reduction in pricing to LIBOR plus 1.75% upon a corporate rating upgrade by either S&P or Moody's.

In June 2018, the Operating Partnership amended its credit agreement to provide for a $750 million increase of the revolving facility to $1.4 billion, a $200 million increase on the term loan A facility, and extension of the maturities of the revolving facility and the term loan A facility to June 2023. Additionally, the revolving and term loan A facilities were repriced to LIBOR plus 1.75% to 2.25% determined by reference to the total net leverage ratio pricing grid. In addition, amortization payments under the term loan A facility will start on the last business day of each calendar quarter beginning September 30, 2019, for an amount equal to 0.625% of the aggregate principal amount of the term loan A outstanding as of the amendment effective date.

Prior to the amendment, the term loan A facility was subject to amortization in equal quarterly installments of 2.5% of the initial aggregate principal amount to be payable each year. The Operating Partnership permanently repaid $3.8 million of the term loan A facility for the year ended December 31, 2018. The term loan B facility is subject to equal quarterly installments of 1.0% of the initial aggregate principal amount each year. The Operating Partnership permanently repaid $18.5 million of the term loan B facility in the year ended December 31, 2018 in accordance with the scheduled amortization. As of December 31, 2018, $550.0 million was drawn on the revolving credit facility. At December 31, 2018, the interest rate on the term loan A facility was 4.52%, the interest rate on the term loan B facility was 4.52% and the interest rate on the revolver facility was 4.43%. See Note 9 for further discussion of the Operating Partnership's interest rate swap agreements related to the term loan B facility. No letters of credit were outstanding under the Operating Partnership senior credit facility at December 31, 2018.

The credit agreement contains customary representations and warranties, events of default and positive and negative covenants. The revolving credit facility and term loan A facility also require that the Operating Partnership maintain compliance with a maximum secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its financial covenants at December 31, 2018.

The revolving credit facility and the term loan facilities are both guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, and secured by a first priority lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on its real estate, excluding the real estate assets of MGM National Harbor and Empire City, and subject to other customary exclusions.

Operating Partnership senior notes. In April 2016, the Operating Partnership issued $1.05 billion in aggregate principal amount of 5.625% senior notes due 2024. The senior notes will mature on May 1, 2024. Interest on the senior notes is payable on May 1 and November 1 of each year.

In August 2016, the Operating Partnership issued $500 million in aggregate principal amount of 4.50% senior notes due 2026. The senior notes will mature on September 1, 2026. Interest on the senior notes is payable on March 1 and September 1 of each year.

In September 2017, the Operating Partnership issued $350 million in aggregate principal amount of 4.50% senior notes due 2028. The senior notes will mature on January 15, 2028. Interest on the senior notes is payable on January 15 and July 15 of each year.

Subsequent to year end, in January 2019, the Operating Partnership issued $750 million in aggregate principal amount of 5.75% senior notes due 2027. The senior notes will mature on February 1, 2027. Interest on the senior notes is payable on February 1 and August 1 of each year, commencing on August 1, 2019.

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

Maturities of debt. Maturities of the principal amount of the Operating Partnership's debt as of December 31, 2018 are as follows:

Year ending December 31,	(in thousands)
2019	$24,375
2020	30,250
2021	30,250
2022	30,250
2023	997,375
Thereafter	3,606,625
$4,719,125

Fair value of long-term debt. The estimated fair value of the Operating Partnership's long-term debt was $4.5 billion and $4.1 billion at December 31, 2018 and 2017, respectively. Fair value was estimated using quoted market prices for the Operating Partnership's senior notes and senior credit facilities.

Deferred financing costs. The Operating Partnership recognized non-cash interest expense related to the amortization of deferred financing costs of $12.0 million, $11.4 million and $7.2 million during the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 9 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. As of December 31, 2018 and 2017, the Operating Partnership pays a weighted average fixed rate of 1.844%, on total notional amount of  $1.2 billion, and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor, and mature in November 2021. In December 2018, the Operating Partnership entered into additional interest rate swaps that have a notional amount of $400 million on which it will pay a fixed rate of 2.735% with the variable rate resetting monthly to the one-month LIBOR with a floor of 0%, and mature on December 31, 2024. Such interest rate swaps will become effective on December 31, 2019. As of December 31, 2018 and 2017, all of the Operating Partnership's derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting. The fair value of these interest rate swaps were$20.5 million and $11.3 million, recorded as an asset with prepaid expenses and other assets, as of December 31, 2018 and 2017, respectively, and $5.6 million and $0 recorded as a liability within accounts payable, accrued expenses and other liabilities, as of December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, the amount recorded in other comprehensive income related to the derivative instruments was a net gain of $4.1 million and a net gain of $9.8 million, respectively. For the years ended December 31, 2018 and 2017, the Operating Partnership recorded interest income of $1.1 million and interest expense of $9.2 million, respectively, related to the swap agreements.

NOTE 10 — INCOME TAXES

The Company elected to be treated as a REIT as defined under Section 856(a) of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, except as described below, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company distributed 100% of its taxable income in the taxable year ended December 31, 2018 and expects to do so in future years. Accordingly, the accompanying combined and consolidated financial statements do not reflect a provision for federal income taxes for its REIT operations; however, the Company is subject to federal, state and local income tax on its TRS operations and may still be subject to federal excise tax, as well as certain state and local income and franchise taxes on its REIT operations. The Company’s TRS owns the real estate assets and operations of Northfield that were acquired on July 6, 2018. The Company recorded a tax provision of $3.9 million on the operations of the TRS for the year ended December 31, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, and significantly changing the manner in which income from foreign operations are taxed in the U.S. Given that the Company is not subject to corporate U.S. federal income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders, changes made by the Tax Act had no impact on the provision for federal income taxes for the year ended December 31, 2017. Consequently, the Company’s accounting for the Tax Act was complete as of December 31, 2017.

The Landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying combined and consolidated financial statements as if the Landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the Landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the Landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return and, accordingly, the income tax balances related to such taxes are reflected within noncontrolling interest within the accompanying financial statements. No amounts are due to MGM under the tax sharing agreement as of December 31, 2018 or December 31, 2017.

The provision for income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Federal:
Current	$—	$—	$—
Deferred	3,639	—	—
Provision for federal income taxes	$3,639	$—	$—
State:
Current	$5,746	$1,729	$2,156
Deferred	1,450	3,177	108
Provision for state income taxes	$7,196	$4,906	$2,264

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax statutory rate	21.0%	35.0%	35.0%
Federal valuation allowance	—	—	—
Income not subject to federal income tax	(19.6)	(35.0)	(35.0)
State taxes	2.8	2.9	6.0
Effective tax rate	4.2%	2.9%	6.0%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax asset – federal and state
Accruals, reserves and other	$1,844	$—
Total deferred tax asset	$1,844	$—

Deferred tax liability – federal and state
Real estate investments, net	$(33,466)	$(28,544)
Other intangible assets, net	(2,012)	—
Total deferred tax liability	(35,478)	(28,544)
Net deferred tax liability	$(33,634)	$(28,544)

The Company assesses its tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts. The Company currently has no uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were recorded for the years ended December 31, 2018 or December 31, 2017.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All returns are subject to examination by the relevant taxing authorities as of December 31, 2018.

NOTE 11 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP shareholders. On September 11, 2017, MGP completed an offering of 13.2 million Class A shares representing limited liability company interests in a registered public offering, including 1.7 million Class A shares sold pursuant to the exercise in full by the underwriters of their over-allotment option, for net proceeds of approximately $387.5 million after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds were contributed to the Operating Partnership in exchange for Operating Partnership units, as discussed below.

Subsequent to year end, on January 31, 2019, the Company completed an offering of 19.6 million Class A shares representing limited liability company interests in a registered public offering, including 2.6 million Class A shares sold pursuant to the exercise in full by the underwriters of their over-allotment option, for net proceeds of approximately $548.4 million after deducting underwriting discounts and commissions.

Operating Partnership capital. On September 11, 2017, in connection with the Company's registered offering of Class A shares, the Operating Partnership issued 13.2 million Operating Partnership units to the Company.

On October 5, 2017, in connection with the MGM National Harbor Transaction, the Operating Partnership issued 9.8 million Operating Partnership units to a subsidiary of MGM.

Subsequent to year end, on January 29, 2019, in connection with the Empire City Transaction, the Operating Partnership issued 12.9 million Operating Partnership units to a subsidiary of MGM.

Subsequent to year end, on January 31, 2019, in connection with the Company's registered offering of Class A shares, the Operating Partnership issued 19.6 million Operating Partnership units to the Company.

Accumulated Other Comprehensive Income. Comprehensive income includes net income and all other non-shareholder changes in equity, or other comprehensive income. Elements of the Company's accumulated other comprehensive income are reported in the accompanying combined and consolidated statement of shareholders' equity. The following table summarizes the changes in accumulated other comprehensive income:

Cash Flow Hedges
(in thousands)
Balance at January 1, 2017	$445
Other comprehensive income before reclassifications	566
Amounts reclassified from accumulated other comprehensive income to interest expense	9,216
Other comprehensive income	9,782
Less: Other comprehensive (income) attributable to noncontrolling interest	(7,119)
Balance at December 31, 2017	3,108
Other comprehensive income before reclassifications	5,258
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,130)
Other comprehensive income	4,128
Less: Other comprehensive (income) attributable to noncontrolling interest	(3,028)
Balance at December 31, 2018	$4,208

MGP dividends and Operating Partnership distributions. The Operating Partnership declares and pays distributions. MGP pays its dividends with the receipt of its share of the Operating Partnership's distributions. Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof. For the period from January 1, 2018 through December 31, 2018 our dividend per Class A share attributable to 2018 was $1.7075, characterized as $1.2669 ordinary dividends and $0.4406 non-dividend distributions. For the period from January 1, 2017 through December 31, 2017 our dividend per Class A share attributable to 2017 was $1.5297, characterized as $1.1542 ordinary dividends and $0.3755 non-dividend distributions.

NOTE 12 — NET INCOME PER CLASS A SHARE

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

	Years ended		April 25 - December 31,
	2018	2017	2016
	(in thousands, except share amounts)
Numerator:
Net income attributable to Class A shares - basic and diluted	$67,065	$41,775	$29,938
Denominator:
Weighted average Class A shares outstanding (1) - basic	70,997,589	61,733,136	57,502,158
Effect of dilutive shares for diluted net income per Class A share (2)	188,085	183,410	249,331
Weighted average Class A shares outstanding (1) - diluted	71,185,674	61,916,546	57,751,489

(1)	Includes weighted average deferred share units granted to certain members of the board of directors.

(2)	No shares related to outstanding share-based compensation awards were excluded due to being antidilutive.

(3)	Diluted net income per Class A share does not assume conversion of the Operating Partnership units held by MGM as such conversion would be antidilutive.

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

	Years ended		April 25 - December 31,
	2018	2017	2016
	(in thousands, except share amounts)
Numerator:
Net income - basic and diluted	$244,702	$165,990	$119,729
Denominator:
Weighted average Operating Partnership units outstanding (1) - basic	266,131,712	249,451,258	232,181,070
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	188,085	183,410	249,331
Weighted average Operating Partnership units outstanding (1) - diluted	266,319,797	249,634,668	232,430,401

(1)	Includes weighted average deferred share units granted to certain members of the Board of Directors.

(2)	No shares related to outstanding share-based compensation awards were excluded due to being antidilutive.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Leases. The Landlord was assigned ground leases relating to Borgata, MGM National Harbor, and Beau Rivage. Such amounts will be paid by the Tenant pursuant to the Master Lease through 2046 (including renewal periods) for Borgata and National Harbor and through 2036 for Beau Rivage (the end of the lease term). At December 31, 2018, the Company was obligated under non-cancelable operating leases to make future minimum lease payments, which primarily relate to non-cancelable minimum lease payments pursuant to the ground leases through 2070 for Borgata, through 2082 for MGM National Harbor, and through 2036 for Beau Rivage, as follows:

Year ending December 31,	(in thousands)
2019	$19,868
2020	21,113
2021	24,996
2022	25,015
2023	24,875
Thereafter	1,310,253
$1,426,120

Litigation. In the ordinary course of business, from time to time, the Company expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

NOTE 15 — SEGMENTS
Consistent with how the Company’s management reviews and assesses the Company’s financial performance, the Company and the Operating Partnership have two reportable segments, REIT and TRS. As the Company’s real estate properties, excluding Northfield, are similar to one another in that they consist of large-scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail, are held by a subsidiary of the Operating Partnership, have similar economic characteristics and are governed under a single Master Lease, this is considered the REIT reportable segment. As Northfield is the only property for which the Company owns the operations of the property in addition to the real estate assets and is organized as a taxable REIT subsidiary, this is considered the TRS reportable segment.

The following tables present the Company and Operating Partnership’s segment information (in thousands):

	December 31, 2018
	REIT	TRS	Total
Total revenues	$869,495	$132,949	$1,002,444
Operating income	445,578	30,181	475,759
Income before income taxes (1)	225,356	30,181	255,537
Income tax expense	6,922	3,913	10,835
Net Income (1)	218,434	26,268	244,702
Depreciation and amortization	261,184	11,847	273,031
Interest income (1)	2,501	—	2,501
Interest expense (1)	215,532	—	215,532
Capital expenditures	192	1,386	1,578
(1) Income before income taxes, net income, interest income and interest expense are net of intercompany interest eliminations of $10.9 million for the year ended December 31, 2018.

	December 31, 2018
	REIT	TRS	Total
Total assets	$9,831,714	$1,119,593	$10,951,307
There was no TRS segment for the 2017 and 2016 periods and therefore, no tables are presented for those years.

NOTE 16 — CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by the Operating Partnership and MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 are presented below.

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

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$572	$—	$9,741,653	$—	$9,742,225
Property and equipment, used in operations, net	—	—	784,295	—	784,295
Cash and cash equivalents	3,995	—	55,822	—	59,817
Tenant and other receivables, net	26	—	14,964	—	14,990
Intercompany	841,179	—	—	(841,179)	—
Prepaid expenses and other assets	34,813	—	3,024	—	37,837
Investments in subsidiaries	9,790,350	—	—	(9,790,350)	—
Above market lease, asset	—	—	43,014	—	43,014
Goodwill	—	—	17,915	—	17,915
Other intangible assets, net	—	—	251,214	—	251,214
Total assets	$10,670,935	$—	$10,911,901	$(10,631,529)	$10,951,307
Debt, net	4,666,949	—	—	—	4,666,949
Due to MGM Resorts International and affiliates	227	—	80	—	307
Intercompany	—	—	841,179	(841,179)	—
Accounts payable, accrued expenses, and other liabilities	13,102	—	36,500	—	49,602
Above market lease, liability	—	—	46,181	—	46,181
Accrued interest	26,096	—	—	—	26,096
Distribution payable	119,055	—	—	—	119,055
Deferred revenue	—	—	163,977	—	163,977
Deferred income taxes, net	—	—	33,634	—	33,634
Total liabilities	4,825,429	—	1,121,551	(841,179)	5,105,801
General partner	—	—	—	—	—
Limited partners	5,845,506	—	9,790,350	(9,790,350)	5,845,506
Total partners' capital	5,845,506	—	9,790,350	(9,790,350)	5,845,506
Total liabilities and partners' capital	$10,670,935	$—	$10,911,901	$(10,631,529)	$10,951,307

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$488	$—	$10,021,450	$—	$10,021,938
Cash and cash equivalents	259,722	—	—	—	259,722
Tenant and other receivables, net	299	—	6,086	—	6,385
Intercompany	1,383,397	—	—	(1,383,397)	—
Prepaid expenses and other assets	18,487	—	—	—	18,487
Investments in subsidiaries	8,479,388	—	—	(8,479,388)	—
Above market lease, asset	—	—	44,588	—	44,588
Total assets	$10,141,781	$—	$10,072,124	$(9,862,785)	$10,351,120
Debt, net	3,934,628	—	—	—	3,934,628
Due to MGM Resorts International and affiliates	962	—	—	—	962
Intercompany	—	—	1,383,397	(1,383,397)	—
Accounts payable, accrued expenses, and other liabilities	4,154	—	6,086	—	10,240
Above market lease, liability	—	—	47,069	—	47,069
Accrued interest	22,565	—	—	—	22,565
Distribution payable	111,733	—	—	—	111,733
Deferred revenue	—	—	127,640	—	127,640
Deferred income taxes, net	—	—	28,544	—	28,544
Total liabilities	4,074,042	—	1,592,736	(1,383,397)	4,283,381
General partner	—	—	—	—	—
Limited partners	6,067,739	—	8,479,388	(8,479,388)	6,067,739
Total partners' capital	6,067,739	—	8,479,388	(8,479,388)	6,067,739
Total liabilities and partners' capital	$10,141,781	$—	$10,072,124	$(9,862,785)	$10,351,120

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$746,253	$—	$746,253
Tenant reimbursements and other	—	—	123,242	—	123,242
Gaming, food, beverage and other	—	—	132,949	—	132,949
	—	—	1,002,444	—	1,002,444
Expenses
Gaming, food, beverage and other	—	—	88,053	—	88,053
Depreciation and amortization	108	—	272,923	—	273,031
Property transactions, net	—	—	20,319	—	20,319
Reimbursable expenses	—	—	119,531	—	119,531
Amortization of above market lease, net	—	—	686	—	686
Acquisition-related expenses	6,149	—	2,738	—	8,887
General and administrative	16,048	—	130	—	16,178
	22,305	—	504,380	—	526,685
Operating income (loss)	(22,305)	—	498,064	—	475,759
Equity in earnings of subsidiaries	476,353	—	—	(476,353)	—
Non-operating income (expense)
Interest income	13,377	—	—	(10,876)	2,501
Interest expense	(215,532)	—	(10,876)	10,876	(215,532)
Other non-operating	(7,191)	—	—	—	(7,191)
	(209,346)	—	(10,876)	—	(220,222)
Income (loss) before income taxes	244,702	—	487,188	(476,353)	255,537
Provision for income taxes	—	—	(10,835)	—	(10,835)
Net income (loss)	$244,702	$—	$476,353	$(476,353)	$244,702

Other comprehensive income (loss)
Net income (loss)	244,702	—	476,353	(476,353)	244,702
Unrealized gain on cash flow hedges	4,128	—	—	—	4,128
Comprehensive income (loss)	$248,830	$—	$476,353	$(476,353)	$248,830

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(210,132)	$—	$790,339	$—	$580,207
Cash flows from investing activities
Capital expenditures for property and equipment	(192)	—	(1,386)	—	(1,578)
Acquisition of Northfield, net of cash acquired	(1,068,336)	—	33,802	—	(1,034,534)
Net cash provided by (used in) investing activities	(1,068,528)	—	32,416	—	(1,036,112)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	727,750	—	—	—	727,750
Deferred financing costs	(17,490)	—	—	—	(17,490)
Distributions paid	(454,260)	—	—	—	(454,260)
Cash received by Parent on behalf of Guarantor Subsidiaries	766,933	—	(766,933)	—	—
Net cash provided by (used in) financing activities	1,022,933	—	(766,933)	—	256,000
Cash and cash equivalents
Net increase (decrease) for the period	(255,727)	—	55,822	—	(199,905)
Balance, beginning of period	259,722	—	—	—	259,722
Balance, end of period	$3,995	$—	$55,822	$—	$59,817

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$675,089	$—	$675,089
Tenant reimbursements and other	—	—	90,606	—	90,606
	—	—	765,695	—	765,695
Expenses
Depreciation	—	—	260,455	—	260,455
Property transactions, net	—	—	34,022	—	34,022
Reimbursable expenses	—	—	88,254	—	88,254
Amortization of above market lease, net	—	—	686	—	686
Acquisition-related expenses	17,304	—	—	—	17,304
General and administrative	12,189	—	—	—	12,189
	29,493	—	383,417	—	412,910
Operating income (loss)	(29,493)	—	382,278	—	352,785
Equity in earnings of subsidiaries	377,372	—	—	(377,372)	—
Non-operating income (expense)
Interest income	3,907	—	—	—	3,907
Interest expense	(184,175)	—	—	—	(184,175)
Other non-operating	(1,621)	—	—	—	(1,621)
	(181,889)	—	—	—	(181,889)
Income (loss) before income taxes	165,990	—	382,278	(377,372)	170,896
Provision for income taxes	—	—	(4,906)	—	(4,906)
Net income (loss)	$165,990	$—	$377,372	$(377,372)	$165,990

Other comprehensive income (loss)
Net income (loss)	165,990	—	377,372	(377,372)	165,990
Unrealized gain on cash flow hedges	9,782	—	—	—	9,782
Comprehensive income (loss)	$175,772	$—	$377,372	$(377,372)	$175,772

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(198,925)	$—	$681,503	$—	$482,578
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	(488)	—	—	—	(488)
MGM National Harbor transaction	(462,500)	—	—	—	(462,500)
Net cash used in investing activities	(462,988)	—	—	—	(462,988)
Cash flows from financing activities
Proceeds from issuance of debt	350,000	—	—	—	350,000
Deferred financing costs	(5,598)	—	—	—	(5,598)
Repayment of assumed debt	(425,000)	—	—	—	(425,000)
Repayment of debt principal	(41,875)	—	—	—	(41,875)
Proceeds from purchase of Operating Partnership units by MGP	387,548	—	—	—	387,548
Distributions paid	(385,435)	—	—	—	(385,435)
Cash received by Parent on behalf of Guarantor Subsidiaries	681,503	—	(681,503)	—	—
Net cash provided by (used in) financing activities	561,143	—	(681,503)	—	(120,360)
Cash and cash equivalents
Net decrease for the period	(100,770)	—	—	—	(100,770)
Balance, beginning of period	360,492	—	—	—	360,492
Balance, end of period	$259,722	$—	$—	$—	$259,722

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$419,239	$—	$419,239
Tenant reimbursements and other	—	—	48,309	—	48,309
	—	—	467,548	—	467,548
Expenses
Depreciation	—	—	220,667	—	220,667
Property transactions, net	—	—	4,684	—	4,684
Reimbursable expenses	—	—	68,063	—	68,063
Amortization of above market lease, net	—	—	286	—	286
Acquisition-related expenses	10,178	—	—	—	10,178
General and administrative	9,896	—	—	—	9,896
	20,074	—	293,700	—	313,774
Operating income (loss)	(20,074)	—	173,848	—	153,774
Equity in earnings of subsidiaries	171,584	—	—	(171,584)	—
Non-operating income (expense)
Interest income	774	—	—	—	774
Interest expense	(116,212)	—	—	—	(116,212)
Other non-operating	(726)	—	—	—	(726)
	(116,164)	—	—	—	(116,164)
Income (loss) before income taxes	35,346	—	173,848	(171,584)	37,610
Provision for income taxes	—	—	(2,264)	—	(2,264)
Net income (loss)	$35,346	$—	$171,584	$(171,584)	$35,346

Other comprehensive income (loss)
Net income (loss)	35,346	—	171,584	(171,584)	35,346
Unrealized gain on cash flow hedges	1,879	—	—	—	1,879
Comprehensive income (loss)	$37,225	$—	$171,584	$(171,584)	$37,225

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(99,884)	$—	$397,665	$—	$297,781
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	—	—	(138,987)	—	(138,987)
Net cash used in investing activities	—	—	(138,987)	—	(138,987)
Cash flows from financing activities
Proceeds from issuance of debt	3,700,000	—	—	—	3,700,000
Deferred financing costs	(77,163)	—	—	—	(77,163)
Repayment of bridge facilities	(4,544,850)	—	—	—	(4,544,850)
Repayment of debt principal	(16,750)	—	—	—	(16,750)
Proceeds from purchase of Operating Partnership units by MGP	1,132,468	—	—	—	1,132,468
Distributions paid	(150,829)	—	—	—	(150,829)
Cash received by Parent on behalf of Guarantor Subsidiaries	417,500	—	(417,500)	—	—
Net cash transfers from Parent	—	—	158,822	—	158,822
Net cash provided by (used in) financing activities	460,376	—	(258,678)	—	201,698
Cash and cash equivalents
Net increase for the period	360,492	—	—	—	360,492
Balance, beginning of period	—	—	—	—	—
Balance, end of period	$360,492	$—	$—	$—	$360,492

NOTE 17 — MGP SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2018
Revenues	$215,839	$220,390	$282,221	$283,994	$1,002,444
Operating income	109,782	100,525	134,789	130,663	475,759
Net income	58,169	48,059	69,923	68,551	244,702
Net income attributable to Class A shareholders	15,830	13,146	19,484	18,605	67,065
Net income per Class A share (basic)	$0.22	$0.19	$0.27	$0.26	$0.94
Net income per Class A share (diluted)	$0.22	$0.18	$0.27	$0.26	$0.94
2017
Revenues	$183,899	$184,456	$182,798	$214,542	$765,695
Operating income	92,022	90,167	89,378	81,218	352,785
Net income	46,692	43,875	43,700	31,723	165,990
Net income attributable to Class A shareholders	11,348	10,680	11,025	8,722	41,775
Net income per Class A share (basic)	$0.20	$0.19	$0.18	$0.12	$0.68
Net income per Class A share (diluted)	$0.20	$0.18	$0.18	$0.12	$0.67

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

In the third quarter of 2018, on July 6, 2018, the TRS completed the Northfield Acquisition. As a result of this acquisition, the Company began recording revenue and incurring expenses from Northfield's operations. See Note 3 for additional detail.

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

NOTE 18 — OPERATING PARTNERSHIP SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(in thousands, except per unit data)
2018
Revenues	$215,839	$220,390	$282,221	$283,994	$1,002,444
Operating income	109,782	100,525	134,789	130,663	475,759
Net income	58,169	48,059	69,923	68,551	244,702
Net income per Operating Partnership unit (basic)	$0.22	$0.18	$0.26	$0.26	$0.92
Net income per Operating Partnership unit (diluted)	$0.22	$0.18	$0.26	$0.26	$0.92
2017
Revenues	$183,899	$184,456	$182,798	$214,542	$765,695
Operating income	92,022	90,167	89,378	81,218	352,785
Net income	46,692	43,875	43,700	31,723	165,990
Net income per Operating Partnership unit (basic)	$0.19	$0.18	$0.18	$0.12	$0.67
Net income per Operating Partnership unit (diluted)	$0.19	$0.18	$0.18	$0.12	$0.66

See Note 17 for a discussion of items affecting comparability for the years ended December 31, 2018 and 2017, which are the same for the Operating Partnership.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2018

		Acquisition Costs(a)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period(b)
Property(c)	Encumbrances	Land	Building, Improvements and Other	Land	Building, Improvements and Other	Land	Building, Improvements and Other	Total	Accumulated Depreciation	Year Acquired(d)	Useful Life
Investment Properties:
New York-New York	e	$149,984	$484,001	$—	$—	$149,984	$484,536	$634,520	$(296,527)	2016	f
The Mirage	e	1,017,562	760,222	—	—	1,017,562	747,479	1,765,041	(484,617)	2016	f
Mandalay Bay	e	1,199,785	1,882,381	—	—	1,199,785	1,871,540	3,071,325	(733,704)	2016	f
Luxor	e	440,685	710,796	—	—	440,685	704,484	1,145,169	(350,834)	2016	f
Excalibur	e	814,805	342,685	—	43,945	814,805	384,036	1,198,841	(144,345)	2016	f
Park MGM	e	291,035	376,625	—	100,768	291,035	322,875	613,910	(87,453)	2016	f
Beau Rivage	e	104,945	561,457	—	—	104,945	559,210	664,155	(258,113)	2016	f
MGM Grand Detroit	e	52,509	597,324	—	—	52,509	597,324	649,833	(177,119)	2016	f
Gold Strike Tunica	e	3,609	179,146	—	—	3,609	178,578	182,187	(88,475)	2016	f
Borgata	e	35,568	1,264,432	—	—	35,568	1,254,782	1,290,350	(87,997)	2016	f
MGM National Harbor	—	—	1,183,909	—	—	—	1,199,839	1,199,839	(83,837)	2017	f
The Park	e	33,026	101,353	—	—	33,026	100,115	133,141	(13,638)	2016	f
		4,143,513	8,444,331	—	144,713	4,143,513	8,404,798	12,548,311	(2,806,659)
Corporate Property:
MGP Corporate Office		—	488	—	192	—	681	681	(108)	2017	f
		$4,143,513	$8,444,819	$—	$144,905	$4,143,513	$8,405,479	$12,548,992	$(2,806,767)

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

(e)	The assets comprising these Properties collectively secure the entire amount of the Operating Partnership's senior secured credit facility.

(f)	Depreciation is computed based on the following estimated useful lives:

Buildings and building improvements	20 to 40 years
Land improvements	10 to 20 years
Fixtures and integral equipment	3 to 20 years

Reconciliation of Real Estate

	2018	2017	2016
Balance at beginning of year	$12,655,847	$11,468,170	$9,965,185
Additions (1)	19,508	1,273,776	1,511,390
Dispositions and write-offs	(105,646)	(86,905)	(8,405)
Other	(20,717)	806	—
Balance at end of year	$12,548,992	$12,655,847	$11,468,170

(1)
2017 includes $1.2 billion resulting from the Operating Partnership's acquisition of MGM National Harbor from MGM. See “Note 3 — Acquisitions — MGM National Harbor Transaction” for additional details. 2016 includes $1.3 billion resulting from the Operating Partnership's acquisition of Borgata from MGM. See “Note 3 — Acquisitions — Borgata Transaction” for additional details.

Reconciliation of Accumulated Depreciation

	2018	2017	2016
Balance at beginning of year	$(2,633,909)	$(2,388,492)	$(2,171,546)
Depreciation expense	(261,184)	(260,455)	(220,667)
Dispositions and write-offs	85,327	52,883	3,721
Other	2,999	(37,845)	—
Balance at end of year	$(2,806,767)	$(2,633,909)	$(2,388,492)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures with respect to MGP

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

In making its evaluation of the Company's internal control over financial reporting, Management excluded Northfield from its evaluation because it was acquired in a business combination in the third quarter 2018. Northfield represented approximately 10% of the Company's total assets at December 31, 2018 and approximately 13% of its total revenues for the year ended December 31, 2018.

Based on its evaluation as of December 31, 2018, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Evaluation of Disclosure Controls and Procedures

The Operating Partnership established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. The Operating Partnership's management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2018.

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

In making its evaluation of the Company's internal control over financial reporting, Management excluded Northfield from its evaluation because it was acquired in a business combination in the third quarter 2018. Northfield represented approximately 10% of the Company's total assets at December 31, 2018 and approximately 13% of its total revenues for the year ended December 31, 2018.

Based on its evaluation as of December 31, 2018, management believes that the Partnership’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which we expect to file with the SEC within 120 days after December 31, 2018 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Shareholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2018:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(in thousands)
Equity compensation plans approved by shareholders(1)	352	N/A	1,962
Equity compensation plans not approved by shareholders	—	—	—
Total	352	N/A	1,962

(1)
As of December 31, 2018 we had restricted share units, performance share units and deferred share units outstanding. These awards do not have an exercise price. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

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

(a)(1).    Financial Statements. The following combined consolidated financial statements of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP are filed as part of this report under Item 8 - “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm on MGM Growth Properties LLC Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on MGM Growth Properties LLC Combined and Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on MGM Growth Properties Operating Partnership Combined and Consolidated Financial Statements
MGM Growth Properties LLC:
Consolidated Balance Sheets — December 31, 2018 and 2017
Years Ended December 31, 2018, 2017, and 2016
Combined and Consolidated Statements of Operations
Combined and Consolidated Statements of Comprehensive Income
Combined and Consolidated Statements of Cash Flows
Combined and Consolidated Statements of Shareholders’ Equity
MGM Growth Properties Operating Partnership LP:
Consolidated Balance Sheets — December 31, 2018 and 2017
Years Ended December 31, 2018, 2017, and 2016
Combined and Consolidated Statements of Operations
Combined and Consolidated Statements of Comprehensive Income
Combined and Consolidated Statements of Cash Flows
Combined and Consolidated Statements of Partners’ Capital
Notes to Combined and Consolidated Financial Statements

(a)(2).    Financial Statement Schedule. The following financial statement schedule of the Company is filed as part of this report under Item 8 - “Financial Statements and Supplementary Data.”

MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP:
Schedule III — Real Estate and Accumulated Depreciation — December 31, 2018

The financial information in the financial statement schedule should be read in conjunction with the consolidated financial statements. We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

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
2.3
Membership Interest Purchase Agreement, dated as of April 4, 2018, among MGP OH, Inc., Milstein Entertainment LLC, Operating Partnership and Brock Milstein (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on April 5, 2018)

3.1
Amended and Restated Limited Liability Company Agreement of MGM Growth Properties LLC, effective April 18, 2016 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016)

3.2
Second Amended and Restated Limited Partnership Agreement of MGM Growth Properties Operating Partnership LP, dated as of February 2, 2017 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 8, 2017)

4.1
Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Resorts International filed on April 21, 2016)

4.2
Supplemental Indenture, dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, MGP Escrow Co-Issuer, Inc., MGP Lessor Holdings, LLC, MGP Lessor, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed on April 25, 2016)

4.3
Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on August 12, 2016)

4.4
Indenture, dated as of September 21, 2017, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on September 21, 2017)

4.5
Supplemental Indenture to the Indentures, dated as of June 15, 2018, among MGP OH, Inc., MGP Finance Co-Issuer, Inc. and MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed on August 7, 2018)

4.6
Second Supplemental Indenture to the Indentures, dated as of July 10, 2018, among Northfield Park Associates LLC, Cedar Downs OTB, LLC, MGP Finance Co-Issuer, Inc. and MGM Growth Properties Operating Partnership LP (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed on November 5, 2018)

4.7
Indenture, dated as of January 25, 2019, among the MGM Growth Propertied Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 25, 2019)

10.1	Master Lease between MGP Lessor, LLC and MGM Lessee, LLC, dated April 25, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 25, 2016)
10.2
First Amendment to Master Lease, dated as of August 1, 2016, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Resorts International filed on August 1, 2016)

10.3
Second Amendment to Master Lease, dated as of October 5, 2017, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 6, 2017)

10.4
Third Amendment to Master Lease, dated as of January 29, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 29, 2019)

10.5
Credit Agreement dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, the financial institutions referred to as Lenders therein and the Administrative Agent (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on April 25, 2016)

10.6
First Amendment to Credit Agreement, dated October 26, 2016, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 26, 2016)

10.7
Second Amendment to Credit Agreement, dated May 1, 2017, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 1, 2017)

10.8
Third Amendment to Credit Agreement, dated March  23, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 26, 2018)

Exhibit Number	Description
10.9
Fourth Amendment to Credit Agreement, dated June 14, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 18, 2018)

10.10
Corporate Services Agreement between MGM Growth Properties Operating Partnership LP and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 25, 2016)

10.11
Amended and Restated Registration Rights Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of October 5, 2017 (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on March 1, 2018)

10.12
IP License Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on April 25, 2016)

†10.13
Hotel and Casino Ground Lease between National Harbor Beltway L.C., as landlord, and MGM National Harbor, LLC, as tenant, dated as of April 26, 2013 (incorporated by reference to Exhibit 10.4(3) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

†10.14
First Amendment to the Hotel and Casino Ground Lease, dated July 23, 2014 between National Harbor Beltway L.C. and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.4(4) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

†10.15
Second Amendment to the Hotel and Casino Ground Lease, dated November 24, 2015 between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.4(5) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

10.16
Third Amendment to the Hotel and Casino Ground Lease, dated August 21, 2017, between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of MGM Resorts International filed on November 9, 2017)

10.17*	Employment Agreement of James C. Stewart (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-11 (File No. 333-210322) filed on April 5, 2016)
10.18*	Employment Agreement of Andy H. Chien (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-11 (File No. 333-210322) filed on April 5, 2016)
10.19*	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016)
10.20*	Annual Performance-Based Incentive Plan (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016)
10.21*	Change of Control Policy for Executive Officers (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on April 25, 2016)
10.22*	MGM Growth Properties LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on April 25, 2016)
10.23*	2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on April 25, 2016)
10.24*	Form of 2016 Performance Share Units Agreement (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed on April 25, 2016)
10.25*	Form of 2016 Performance Share Units Agreement (Bonus) (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed on April 25, 2016)
10.26*	Form of 2016 Restricted Share Units Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K filed on April 25, 2016)
10.27*	Form of 2016 Restricted Share Units Agreement (Employees) (incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed on April 25, 2016)
10.28*	Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K filed on April 25, 2016)

Exhibit Number	Description
10.29*	Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on April 25, 2016)
10.30*	Form of Restricted Stock Unit Agreement (2018 Bonus RSUs) (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 4, 2018)
10.31*	Form of Restricted Stock Unit Agreement (Bonus RSUs) (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on May 4, 2018)
21.1	Subsidiaries of MGM Growth Properties LLC
21.2	Subsidiaries of MGM Growth Properties Operating Partnership LP
23.1	Consent of Deloitte & Touche LLP for MGM Growth Properties LLC
23.2	Consent of Deloitte & Touche LLP for MGM Growth Properties Operating Partnership LP
31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
101
The following information from each of the MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Combined and Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Combined and Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Combined and Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Shareholders’ Equity (for MGM Growth Properties LLC) or of Partners’ Capital (for MGM Growth Properties Operating Partnership LP) for the years ended December 31, 2018, 2017 and 2016; (vi) Notes to the Combined and Consolidated Financial Statements; and (vii) Financial Statement Schedule

†	Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request

*	Management contract or compensatory plan or arrangement.

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

Dated: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer (Principal Executive Officer)	February 27, 2019
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2019
Andy H. Chien
/S/ KNICKS LAU	Controller	February 27, 2019
Knicks Lau
/S/ JAMES J. MURREN	Chairman of the Board	February 27, 2019
James J. Murren
/S/ WILLIAM J. HORNBUCKLE	Director	February 27, 2019
William J. Hornbuckle
/S/ JOHN M. MCMANUS	Director	February 27, 2019
John M. McManus
/S/ MICHAEL RIETBROCK	Director	February 27, 2019
Michael Rietbrock
/S/ THOMAS ROBERTS	Director	February 27, 2019
Thomas Roberts
/S/ ROBERT SMITH	Director	February 27, 2019
Robert Smith
/S/ DANIEL J. TAYLOR	Director	February 27, 2019
Daniel J. Taylor

SIGNATURES

Pursuant to the requirements of Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada, on February 27, 2019 .

MGM Growth Properties Operating Partnership LP

By:	MGM Growth Properties OP GP LLC
By:	/s/ JAMES C. STEWART
Name: James C. Stewart
Title: Chief Executive Officer

Dated: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer	February 27, 2019
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer	February 27, 2019
Andy H. Chien
/S/ KNICKS LAU	Controller	February 27, 2019
Knicks Lau
/S/ JAMES J. MURREN	Manager	February 27, 2019
James J. Murren
/S/ WILLIAM J. HORNBUCKLE	Manager	February 27, 2019
William J. Hornbuckle