Form 10-Q
period 2019-03-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2019-05-07
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

MGM Growth Properties LLC

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

MGM Growth Properties Operating Partnership LP

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGM Growth Properties LLC     Yes            No    X
MGM Growth Properties Operating Partnership LP      Yes            No    X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Shares, no par value	MGP	New York Stock Exchange (NYSE)

As of May 3, 2019, 90,528,073  shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of March 31, 2019, MGP owned approximately 30.2% of the Operating Partnership units in the Operating Partnership. The remaining approximately 69.8% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate investments, net	$10,296,433	$9,742,225
Property and equipment, used in operations, net	776,719	784,295
Lease incentive asset	542,195	—
Cash and cash equivalents	74,050	59,817
Tenant and other receivables, net	9,872	14,990
Prepaid expenses and other assets	36,158	37,837
Above market lease, asset	42,621	43,014
Goodwill	17,915	17,915
Other intangible assets, net	250,321	251,214
Operating lease right-of-use assets	280,401	—
Total assets	$12,326,685	$10,951,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Debt, net	$4,939,702	$4,666,949
Due to MGM Resorts International and affiliates	425	307
Accounts payable, accrued expenses and other liabilities	48,701	49,602
Above market lease, liability	—	46,181
Accrued interest	38,768	26,096
Dividend and distribution payable	139,279	119,055
Deferred revenue	72,790	163,977
Deferred income taxes, net	34,642	33,634
Operating lease liabilities	335,461	—
Total liabilities	5,609,768	5,105,801
Commitments and contingencies (Note 12)
Shareholders’ equity
Class A shares: no par value, 1,000,000,000 shares authorized, 90,461,166 and 70,911,166 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	2,210,545	1,712,671
Accumulated deficit	(173,017)	(150,908)
Accumulated other comprehensive income	54	4,208
Total Class A shareholders’ equity	2,037,582	1,565,971
Noncontrolling interest	4,679,335	4,279,535
Total shareholders’ equity	6,716,917	5,845,506
Total liabilities and shareholders’ equity	$12,326,685	$10,951,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Rental revenue	$196,882	$186,563
Tenant reimbursements and other	6,541	29,276
Gaming, food, beverage and other	67,841	—
Total revenues	271,264	215,839

Expenses
Gaming, food, beverage and other	44,929	—
Depreciation and amortization	75,009	68,991
Property transactions, net	1,113	4,086
Ground lease and other reimbursable expenses	5,920	28,360
Amortization of above market lease, net	—	171
Acquisition-related expenses	8,792	541
General and administrative	4,237	3,908
	140,000	106,057
Operating income	131,264	109,782
Non-operating income (expense)
Interest income	1,846	1,032
Interest expense	(63,948)	(49,230)
Other non-operating expenses	(137)	(2,184)
	(62,239)	(50,382)
Income before income taxes	69,025	59,400
Provision for income taxes	(2,661)	(1,231)
Net income	66,364	58,169
Less: Net (income) attributable to noncontrolling interest	(46,409)	(42,339)
Net income attributable to Class A shareholders	$19,955	$15,830

Weighted average Class A shares outstanding:
Basic	84,043,706	70,970,141
Diluted	84,303,041	71,130,920

Net income per Class A share (basic)	$0.24	$0.22
Net income per Class A share (diluted)	$0.24	$0.22
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$66,364	$58,169
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges, net	(15,612)	16,355
Other comprehensive income (loss)	(15,612)	16,355
Comprehensive income	50,752	74,524
Less: Comprehensive income attributable to noncontrolling interests	(35,514)	(54,336)
Comprehensive income attributable to Class A shareholders	$15,238	$20,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$66,364	$58,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	75,009	68,991
Property transactions, net	1,113	4,086
Amortization of deferred financing costs and debt discount	3,144	2,974
Loss on retirement of debt	—	1,018
Non-cash ground lease, net	260	171
Deemed contributions - tax sharing agreement	1,344	1,231
Straight-line rental revenues	6,455	2,612
Amortization of lease incentive	1,345	—
Amortization of deferred revenue	(880)	(916)
Share-based compensation	565	384
Deferred income taxes	1,317	—
Park MGM Transaction	(605,625)	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	(2,524)	4,048
Prepaid expenses and other assets	109	407
Due to MGM Resorts International and affiliates	118	(660)
Accounts payable, accrued expenses and other liabilities	(319)	(5,241)
Accrued interest	12,672	7,950
Net cash provided by (used in) operating activities	(439,533)	145,224
Cash flows from investing activities
Capital expenditures for property and equipment	(12)	(177)
Net cash used in investing activities	(12)	(177)
Cash flows from financing activities
Net repayments under bank credit facility	(469,625)	(8,375)
Proceeds from issuance of debt	750,000	—
Deferred financing costs	(9,983)	(4,544)
Repayment of assumed bridge facility	(245,950)	—
Issuance of Class A shares	571,838	—
Class A share issuance costs	(23,447)	—
Dividends and distributions paid	(119,055)	(111,733)
Net cash provided by (used in) financing activities	453,778	(124,652)
Cash and cash equivalents
Net increase for the period	14,233	20,395
Balance, beginning of period	59,817	259,722
Balance, end of period	$74,050	$280,117
Supplemental cash flow disclosures
Interest paid	$47,995	$38,171
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$—	$372
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$139,279	$111,733
Empire City Transaction assets acquired	$625,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2019	—	$1,712,671	$(150,908)	$4,208	$1,565,971	$4,279,535	$5,845,506
Net income	—	—	19,955	—	19,955	46,409	66,364
Deemed contribution - tax sharing agreement	—	—	—	—	—	1,345	1,345
Dividends and distributions declared ($0.4650 per Class A share)	—	—	(42,064)	—	(42,064)	(97,215)	(139,279)
Issuance of Class A shares	—	471,647	—	774	472,421	75,970	548,391
Empire City Transaction	—	23,940	—	(195)	23,745	355,305	379,050
Park MGM Transaction	—	2,512	—	(16)	2,496	29,379	31,875
Share-based compensation	—	164	—	—	164	401	565
Other comprehensive income - cash flow hedges	—	—	—	(4,717)	(4,717)	(10,895)	(15,612)
Other	—	(389)	—	—	(389)	(899)	(1,288)
Balance at March 31, 2019	—	$2,210,545	$(173,017)	$54	$2,037,582	$4,679,335	$6,716,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2018	—	$1,716,490	$(94,948)	$3,108	$1,624,650	$4,443,089	$6,067,739
Net income	—	—	15,830	—	15,830	42,339	58,169
Deemed contribution - tax sharing agreement	—	—	—	—	—	1,231	1,231
Dividends and distributions declared ($0.4200 per Class A share)	—	—	(29,777)	—	(29,777)	(81,956)	(111,733)
Share-based compensation	—	102	—	—	102	282	384
Other comprehensive income - cash flow hedges	—	—	—	4,358	4,358	11,997	16,355
Other	—	108	—	—	108	293	401
Balance at March 31, 2018	—	$1,716,700	$(108,895)	$7,466	$1,615,271	$4,417,275	$6,032,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate investments, net	$10,296,433	$9,742,225
Property and equipment, used in operations, net	776,719	784,295
Lease incentive asset	542,195	—
Cash and cash equivalents	74,050	59,817
Tenant and other receivables, net	9,872	14,990
Prepaid expenses and other assets	36,158	37,837
Above market lease, asset	42,621	43,014
Goodwill	17,915	17,915
Other intangible assets, net	250,321	251,214
Operating lease right-of-use assets	280,401	—
Total assets	$12,326,685	$10,951,307
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,939,702	$4,666,949
Due to MGM Resorts International and affiliates	425	307
Accounts payable, accrued expenses and other liabilities	48,701	49,602
Above market lease, liability	—	46,181
Accrued interest	38,768	26,096
Distribution payable	139,279	119,055
Deferred revenue	72,790	163,977
Deferred income taxes, net	34,642	33,634
Operating lease liabilities	335,461	—
Total liabilities	5,609,768	5,105,801
Commitments and contingencies (Note 12)
Partners' capital
General partner	—	—
Limited partners: 299,526,035 and 266,045,289 Operating Partnership units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	6,716,917	5,845,506
Total partners' capital	6,716,917	5,845,506
Total liabilities and partners’ capital	$12,326,685	$10,951,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Rental revenue	$196,882	$186,563
Tenant reimbursements and other	6,541	29,276
Gaming, food, beverage and other	67,841	—
Total revenues	271,264	215,839

Expenses
Gaming, food, beverage and other	44,929	—
Depreciation and amortization	75,009	68,991
Property transactions, net	1,113	4,086
Ground lease and other reimbursable expenses	5,920	28,360
Amortization of above market lease, net	—	171
Acquisition-related expenses	8,792	541
General and administrative	4,237	3,908
	140,000	106,057
Operating income	131,264	109,782
Non-operating income (expense)
Interest income	1,846	1,032
Interest expense	(63,948)	(49,230)
Other non-operating expenses	(137)	(2,184)
	(62,239)	(50,382)
Income before income taxes	69,025	59,400
Provision for income taxes	(2,661)	(1,231)
Net income	$66,364	$58,169

Weighted average Operating Partnership units outstanding:
Basic	288,351,486	266,104,264
Diluted	288,610,821	266,265,043

Net income per Operating Partnership unit (basic)	$0.23	$0.22
Net income per Operating Partnership unit (diluted)	$0.23	$0.22
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$66,364	$58,169
Unrealized gain (loss) on cash flow hedges, net	(15,612)	16,355
Comprehensive income	$50,752	$74,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$66,364	$58,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	75,009	68,991
Property transactions, net	1,113	4,086
Amortization of deferred financing costs and debt discount	3,144	2,974
Loss on retirement of debt	—	1,018
Non-cash ground lease, net	260	171
Deemed contributions - tax sharing agreement	1,344	1,231
Straight-line rental revenues	6,455	2,612
Amortization of lease incentive	1,345	—
Amortization of deferred revenue	(880)	(916)
Share-based compensation	565	384
Deferred income taxes	1,317	—
Park MGM Transaction	(605,625)	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	(2,524)	4,048
Prepaid expenses and other assets	109	407
Due to MGM Resorts International and affiliates	118	(660)
Accounts payable, accrued expenses and other liabilities	(319)	(5,241)
Accrued interest	12,672	7,950
Net cash provided by (used in) operating activities	(439,533)	145,224
Cash flows from investing activities
Capital expenditures for property and equipment	(12)	(177)
Net cash used in investing activities	(12)	(177)
Cash flows from financing activities
Net repayments under bank credit facility	(469,625)	(8,375)
Proceeds from issuance of debt	750,000	—
Deferred financing costs	(9,983)	(4,544)
Repayment of assumed bridge facility	(245,950)	—
Issuance of Operating Partnership units	548,391	—
Distributions paid	(119,055)	(111,733)
Net cash provided by (used in) financing activities	453,778	(124,652)
Cash and cash equivalents
Net increase for the period	14,233	20,395
Balance, beginning of period	59,817	259,722
Balance, end of period	$74,050	$280,117
Supplemental cash flow disclosures
Interest paid	$47,995	$38,171
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$—	$372
Accrual of distribution payable to Operating Partnership unit holders	$139,279	$111,733
Empire City Transaction assets acquired	$625,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2019	$—	$5,845,506	$5,845,506
Net income	—	66,364	66,364
Deemed contribution - tax sharing agreement	—	1,345	1,345
Distributions declared ($0.4650 per unit)	—	(139,279)	(139,279)
Issuance of Operating Partnership units	—	548,391	548,391
Empire City Transaction	—	379,050	379,050
Park MGM Transaction	—	31,875	31,875
Share-based compensation	—	565	565
Other comprehensive income - cash flow hedges	—	(15,612)	(15,612)
Other	—	(1,288)	(1,288)
Balance at March 31, 2019	$—	$6,716,917	$6,716,917
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2018	$—	$6,067,739	$6,067,739
Net income	—	58,169	58,169
Deemed contribution - tax sharing agreement	—	1,231	1,231
Distributions declared ($0.4200 per unit)	—	(111,733)	(111,733)
Share-based compensation	—	384	384
Other comprehensive income - cash flow hedges	—	16,355	16,355
Other	—	401	401
Balance at March 31, 2018	$—	$6,032,546	$6,032,546
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware in October 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership that was formed in January 2016 and acquired by MGP in April 2016. The Company elected to be treated as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2016.

MGP is a publicly traded REIT primarily engaged through its investment in the Operating Partnership in the real property business, which consists of owning, acquiring and leasing large-scale destination entertainment and leisure properties, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. One of the Company’s wholly-owned taxable REIT subsidiaries (“TRS”), MGP OH, Inc. owned the Hard Rock Rocksino Northfield Park (the “Rocksino”) in Northfield, Ohio until April 1, 2019 as discussed below. A wholly owned subsidiary of the Operating Partnership (the “Landlord”) leases all of its real estate properties to a wholly owned subsidiary (the “Tenant”) of MGM Resorts International (“MGM”) under a master lease agreement (the “Master Lease”).

    As of March 31, 2019, there were approximately 299.5 million Operating Partnership units outstanding in the Operating Partnership, of which MGM owned approximately 209.1 million, or 69.8%, and MGP owned the remaining 30.2%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. MGP’s independent conflicts committee determines the settlement method for such exchanges. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights and is consolidated by MGM.

Empire City Transaction

On January 29, 2019, the Company acquired the developed real property associated with Empire City Casino (“Empire City”) from MGM upon its acquisition of Empire City (“Empire City Transaction”). Empire City was added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment to MGP increased by $50 million, prorated for the remainder of the lease year. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022. In addition, pursuant to the Master Lease, MGP has a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future. Refer to Note 3 for further discussion.

Park MGM Transaction

On March 7, 2019, the Company completed the transaction relating to renovations undertaken by MGM Resorts regarding the Park MGM and NoMad Las Vegas property (the “Park MGM Transaction”) for total consideration of $637.5 million. MGP funded the transaction with $605.6 million in cash and the issuance of approximately 1.0 million of Operating Partnership units to a subsidiary of MGM. As a result of the transaction, the Company recorded a lease incentive asset and annual rent payment to MGP increased by $50 million, prorated for the remainder of the lease year. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022. Refer to Note 6 for further discussion.

Northfield OpCo Disposition

Subsequent to quarter end, on April 1, 2019, a subsidiary of MGM acquired the membership interests of Northfield Park Associates, LLC (“Northfield”), the entity that owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park in Northfield, Ohio, from the Company for consideration consisting of Operating Partnership units that were ultimately redeemed by the Operating Partnership, and the Company retained the real estate assets, thereafter dissolving the TRS. Subsequently, MGM rebranded the operations it acquired (“Northfield OpCo”) to MGM Northfield Park, which was then added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment to MGP increased by $60.0 million. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022. Refer to Note 3 for additional details.
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
Variable Interest Entities. The condensed consolidated financial statements of MGP include the accounts of the Operating Partnership, a variable interest entity (“VIE”) of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The condensed consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, the Landlord, which owns the real estate, a VIE of which the Operating Partnership is the primary beneficiary. As of March 31, 2019, on a consolidated basis the Landlord had total assets of $11.2 billion primarily related to its real estate assets, and total liabilities of $437.6 million primarily related to its deferred revenue and operating lease liabilities.
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

Fair value measurements. Fair value measurements are utilized in the accounting and impairment assessments of its long-lived assets, assets acquired and liabilities assumed in a business combination, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 2 inputs for its long-term debt fair value disclosures. See Note 7;

•	Level 2 inputs when measuring the fair value of its interest rate swaps. See Note 8; and

•	Level 2 and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed during the Company’s acquisitions. See Note 3.
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

Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Non-Normal Tenant Improvements were $48.4 million at March 31, 2019.
Lease incentive asset. The Company’s lease incentive asset consists of the consideration paid to MGM as part of the Park MGM Transaction, net of the deferred revenue balance associated with Non-Normal Tenant Improvements related to Park MGM, which was derecognized. The Company amortizes the lease incentive asset as a reduction of rental income over the remaining term of the Master Lease.

Property and Equipment used in operations. Property and equipment used in operations are stated at cost. The property and equipment used in operations were acquired through the Company’s acquisition of Northfield in 2018 and therefore recognized at fair value at the acquisition date. Property and equipment used in operations are generally depreciated over the following useful lives on a straight-line basis:

Buildings and improvements	20 to 40 years
Land improvements	10 to 20 years
Furniture, fixtures and equipment	3 to 20 years

The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset to a third-party at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses. There were no impairment charges related to long lived assets recognized during the quarters ended March 31, 2019 and March 31, 2018.

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

Ground lease and other reimbursable expenses. Ground lease and other reimbursable expenses arise from costs which upon adoption of ASC 842, includes ground lease rent paid directly by the Tenant to the third-party lessor on behalf of the Company. Prior to the adoption of ASC 842 on January 1, 2019, as further described below, reimbursable expenses also included property taxes paid for by the Tenant on behalf of the Company pursuant to the triple-net lease terms of the Master Lease.

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

Tenant reimbursement revenue and other reflects the amortization of deferred revenue relating to Non-Normal Tenant Improvements as well as the non-cash ground lease reimbursement revenue from the Tenant. Prior to the adoption of ASC 842 in 2019, the Company also reflected within this amount the revenue that arises from costs for which the Company is the primary obligor that are required to be paid by the Tenant or reimbursed to the Company pursuant to the Master Lease such as property taxes. This revenue is recognized in the same periods as the expense is incurred.

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

Lessee leases. The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

For leases with terms greater than twelve months, the operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The initial measurement of the operating lease ROU assets also include any prepaid lease payments and are reduced by any previously accrued deferred rent. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company uses its incremental borrowing rate to discount the lease payments based on the information available at commencement date. Certain of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.
Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 3.9% for the three months ended March 31, 2019.
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
The Company is subject to federal, state and local income tax on its TRS operations and recorded a tax provision of $1.3 million on the TRS operations for the three months ended March 31, 2019.
The Landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying financial statements as if the Landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the Landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the Landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return and, accordingly, the related income tax balances related to such taxes is reflected within noncontrolling interest within the accompanying financial statements. No amounts were due to MGM under the tax sharing agreement as of March 31, 2019 and December 31, 2018.
Recently issued accounting standards. In February 2016, the FASB issued ASC 842 “Leases (Topic 842)”, which replaces the existing guidance in Topic 840, “Leases”, (“ASC 842”). ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would classify and account for its lease agreements as either finance or operating. Both finance and operating leases will result in the lessee recognizing a ROU asset and a corresponding lease liability. For finance leases, the lessee will recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset; and for operating leases, the lessee will recognize straight-line rent expense. The Company adopted ASC 842 on January 1, 2019 utilizing the simplified transition method and accordingly did not recast comparative period financial information. The Company elected the package of practical expedients available under ASC 842, which includes that the Company need not reassess the lease classification for existing contracts. Accordingly, the Master Lease continues to be classified as an operating lease as of January 1, 2019. ASC 842 requires lessors to exclude from variable payments, and therefore from revenue, lessor costs paid by lessees directly to third parties. Under the Master Lease, the lessee pays property tax directly to third parties; accordingly, the Company no longer reflect such costs as “Tenant reimbursements and other” within revenues or “Ground lease and other reimbursable expenses” within expenses as of January 1, 2019.

The Company is also a lessee in lease arrangements, primarily for land underlying certain of its properties. As a result of adoption, the Company recognized approximately $279.9 million of operating ROU assets and approximately $333.5 million of operating lease liabilities as of January 1, 2019.
NOTE 3 — ACQUISITIONS

Empire City Acquisition

As discussed in Note 1, on January 29, 2019, the Company acquired the developed real property associated with Empire City from MGM for fair value consideration of approximately $634.4 million and leased it back to a subsidiary of MGM that will operate the property. The Company funded the acquisition of the developed real property from MGM through the assumption of approximately $246.0 million of indebtedness, which was repaid with borrowings under its senior secured credit facility, and the issuance of approximately 12.9 million Operating Partnership units to MGM.

The Empire City Transaction was accounted for as a transaction between entities under common control, and therefore, the Company recorded the Empire City real estate assets at the carryover value of $625.0 million from MGM with the difference between the purchase price and carrying value of assets recorded, which was approximately $9.4 million, recorded as a reduction to additional paid-in-capital.

Northfield Acquisition and OpCo Transaction

On July 6, 2018 the TRS completed its acquisition of 100% of the membership interests of Northfield for a purchase price of approximately $1.1 billion. The Company recognized 100% of the assets and liabilities of Northfield at fair value at the date of the acquisition. As of March 31, 2019, the Company is finalizing valuation work related to the asset classes that comprise the property and equipment acquired.

As discussed in Note 1, on April 1, 2019, a subsidiary of MGM acquired the membership interests of Northfield, which reflects the operations of Northfield (“Northfield OpCo”), from the Company for fair value consideration transferred of approximately $301 million consisting of approximately 9.4 million Operating Partnership units that were ultimately redeemed by the Operating Partnership, subject to working capital adjustments, and the Company retained the real estate assets. Concurrent with the closing of the transaction, the TRS liquidated, the real estate assets of Northfield were transferred to the Landlord, and the real estate assets of Northfield were added to the existing Master Lease. As a result, the annual rent payment increased by $60 million. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022. The Northfield OpCo transaction is accounted for as a transaction between entities under common control and therefore the Company has carried the Northfield OpCo operating assets and liabilities as held and used until the close of the transaction on April 1, 2019. As a transaction between entities under common control, the Company will record the difference between the purchase price and the carrying value of net assets sold to additional paid-in-capital.

NOTE 4 — REAL ESTATE INVESTMENTS
The carrying value of real estate investments is as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Land	$4,238,513	$4,143,513
Buildings, building improvements, land improvements and integral equipment	8,919,660	8,405,479
	13,158,173	12,548,992
Less: Accumulated depreciation	(2,861,740)	(2,806,767)
	$10,296,433	$9,742,225

NOTE 5 — PROPERTY AND EQUIPMENT USED IN OPERATIONS

The carrying value of property and equipment used in operations of the TRS is as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Land	$392,500	$392,500
Buildings, building improvements and land improvements	382,845	382,843
Furniture, fixtures and equipment	18,715	18,770
	794,060	794,113
Less: Accumulated depreciation	(17,341)	(9,818)
	$776,719	$784,295

NOTE 6 — LEASES
Master Lease. Pursuant to the Master Lease, the Tenant has leased the Company’s real estate properties, other than the real estate associated with Northfield until April 1, 2019 as discussed in Note 3. The Master Lease is accounted for as an operating lease and has an initial lease term of ten years that began on April 25, 2016 (other than with respect to MGM National Harbor, as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. With respect to MGM National Harbor, the initial lease term ends on August 31, 2024. Thereafter, the initial term of the Master Lease with respect to MGM National Harbor may be renewed at the option of the Tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the Master Lease or the next renewal term (depending on whether MGM elects to renew the other properties under the Master Lease in connection with the expiration of the initial ten-year term). If, however, the Tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the Master Lease, the Tenant would also lose the right to renew the Master Lease with respect to the rest of the properties when the initial ten-year lease term ends related to the rest of the properties in 2026.
As discussed in Note 1, on March 7, 2019, the Company completed the Park MGM Transaction and amended the existing Master Lease between the Landlord and Tenant concurrent with which the Company paid $637.5 million, of which $605.6 million was cash and the remainder was the issuance of approximately 1.0 million of Operating Partnership unit, to a subsidiary of MGM and as a result, the annual rent payment to the Company increased by $50 million, prorated for the remainder of the lease year. The Company recorded a lease incentive asset which represents the consideration paid, less the existing deferred revenue balance of $94.0 million relating to the non-normal tenant improvements recorded for Park MGM, which was derecognized. The Company was required to reassess the lease classification of the Master Lease and concluded that the Master Lease continued to be an operating lease.
The annual rent payments under the Master Lease for the third lease year increased from $770.3 million to $870.3 million as a result of the $50 million in additional rent for each of the Park MGM Transaction and Empire City. In connection with the commencement of the fourth lease year on April 1, 2019 on which date the third 2.0% fixed annual rent escalator went into effect, as well as the addition of MGM Northfield Park to the Master Lease on April 1, 2019, which increased rent by $60 million to $946.1 million from $870.3 million.

Straight-line rental revenues from the Master Lease, which includes the lease incentive asset amortization, for the three months ended March 31, 2019 and March 31, 2018 were $196.9 million and $186.6 million, respectively. The Company also recognized revenue related to tenant reimbursements and other of $6.5 million and $29.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Under the Master Lease, future non-cancelable minimum rental payments, which are the payments under the initial 10-year term and do not include the four five-year renewal options and, with respect to National Harbor, through August 31, 2024, are as follows as of March 31, 2019:

Year ending December 31,	(in thousands)
2019	$664,546
2020	898,084
2021	914,356
2022	855,069
2023	833,944
Thereafter	1,791,622
$5,957,621

The above table excludes the impact of the addition of MGM Northfield Park to the Master Lease on April 1, 2019.

Lessee Leases. The Company is a lessee of land underlying certain of its properties and, to a lesser extent, certain real estate and equipment under operating lease arrangements. Components of lease expense for the three months ended March 31, 2019 include operating lease cost of $6.0 million. Other information related to the Company’s operating leases was as follows (in thousands, except for lease term and discount rate information):

Supplemental balance sheet information	Balance at March 31, 2019
Operating lease right-of-use assets	$280,401
Operating lease liabilities	335,461
Weighted-average remaining lease term (years)	59.14
Weighted-average discount rate (%)	7.21%

Supplemental cash flows information	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	$4,482

Maturities of operating lease liabilities were as follows:

Year ending December 31,	(in thousands)
2019 (excluding the three months ended March 31, 2019)	$15,164
2020	21,223
2021	25,108
2022	25,130
2023	24,993
Thereafter	1,357,660
Total future minimum lease payments	1,469,278
Less: Amount of lease payments representing interest	(1,133,817)
Total	$335,461

NOTE 7 — DEBT
Debt consists of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$470,000	$470,000
Senior secured term loan B facility	1,794,500	1,799,125
Senior secured revolving credit facility	85,000	550,000
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
$750 million 5.75% senior notes, due 2027	750,000	—
$350 million 4.50% senior notes, due 2028	350,000	350,000
	4,999,500	4,719,125
Less: Unamortized discount and debt issuance costs	(59,798)	(52,176)
	$4,939,702	$4,666,949

Operating Partnership credit agreement. At March 31, 2019, the Operating Partnership senior credit facility consisted of a $470 million term loan A facility, a $1.8 billion term loan B facility, and a $1.4 billion revolving credit facility. The Operating Partnership permanently repaid $4.6 million of the term loan B facility in the three months ended March 31, 2019, in accordance with the scheduled amortization. At March 31, 2019, $85 million was drawn on the revolving credit facility. At March 31, 2019, the interest rates on the term loan A facility and the term loan B facility were both 4.50% and the interest rate on the revolving credit facility was 4.41%. The Operating Partnership was in compliance with its financial covenants at March 31, 2019.
Refer to Note 8 for further discussion of the Company’s interest rate swap agreements related to the term loan B facility.

Bridge Facility. In connection with the Empire City transaction, the Operating Partnership assumed $246.0 million of indebtedness under a bridge facility from MGM. The Operating Partnership repaid the bridge facility with a combination of cash on hand and a draw on its revolving credit facility.
Operating Partnership senior notes. In January 2019, the Operating Partnership issued $750 million in aggregate principal amount of 5.75% senior notes due 2027. The senior notes mature on February 1, 2027. Interest on the senior notes is payable on February 1 and August 1 of each year, commencing on August 1, 2019.
Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $5.0 billion at March 31, 2019 and $4.5 billion at December 31, 2018. Fair value was estimated using quoted prices for identical or similar liabilities in markets that are not active (level 2 inputs).

Deferred financing costs.  The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $3.1 million and $3.0 million and during the three months ended March 31, 2019 and March 31, 2018, respectively.

NOTE 8 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. As of March 31, 2019, the Company pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor, and mature in November 2021. As of March 31, 2019 and December 31, 2018, all of the Company’s derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting. The fair values of the Company's interest rate swaps are $10.6 million and $20.5 million, recorded as an asset with prepaid expenses and other assets, as of March 31, 2019 and December 31,

2018, respectively and $11.5 million and $5.6 million recorded as a liability within accounts payable, accrued expenses and other liabilities as of March 31, 2019 and December 31, 2018, respectively.
NOTE 9 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP shareholders. On January 31, 2019, the Company completed an offering of 19.6 million Class A shares representing limited liability company interests in a registered public offering, including 2.6 million Class A shares sold pursuant to the exercise in full by the underwriters of their over-allotment option, for net proceeds of approximately $548.4 million after deducting underwriting discounts and commissions.

Operating Partnership capital. On January 29, 2019, in connection with the Empire City Transaction, the Operating Partnership issued 12.9 million Operating Partnership units to a subsidiary of MGM. MGP’s indirect ownership percentage in the Operating Partnership decreased from 26.7% to 25.4%.

On January 31, 2019, in connection with the Company’s registered offering of Class A shares, the Operating Partnership issued 19.6 million Operating Partnership units to the Company. MGP’s indirect ownership percentage in the Operating Partnership increased from 25.4% to 30.3%.

On March 7, 2019, in connection with the Park MGM Transaction, the Operating Partnership issued 1.0 million Operating Partnership units to a subsidiary of MGM. MGP’s indirect ownership percentage in the Operating Partnership decreased from 30.3% to 30.2%.

Subsequent to quarter end on April 1, 2019, in connection with the purchase of the Northfield OpCo by a subsidiary of MGM from the Company for consideration of 9.4 million Operating Partnership units, which were ultimately redeemed by the Operating Partnership, MGP’s indirect ownership percentage in the Operating Partnership increased from 30.2% to 31.2%.

Accumulated Other Comprehensive Income. Comprehensive income includes net income and all other non-shareholder changes in equity, or other comprehensive income. Elements of the Company’s accumulated other comprehensive income are reported in the accompanying condensed consolidated statement of shareholders’ equity. The following table summarizes the changes in accumulated other comprehensive income by component for the three months ended March 31, 2019:

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at December 31, 2018	$4,208	$—	$4,208
Other comprehensive income before reclassifications	(13,765)	—	(13,765)
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,847)	—	(1,847)
Empire City Transaction	—	(195)	(195)
Class A share issuance	—	774	774
Park MGM Transaction	—	(16)	(16)
Other comprehensive income	(15,612)	563	(15,049)
Less: Other comprehensive loss attributable to noncontrolling interest	10,895	—	10,895
Balance at March 31, 2019	$(509)	$563	$54

MGP dividends and Operating Partnership distributions. On April 15, 2019, the Company paid the previously announced $0.465 per Class A share dividend upon receipt of its share of the Operating Partnership $0.465 distribution made the same day. Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof.

At-The-Market Offering. Subsequent to quarter end, on April 30, 2019, the Company entered into an “at-the-market” equity distribution program (“ATM”) where the Company can offer and sell up to an aggregate sales price of $300 million of MGP’s Class A shares through its sales agents at prevailing market prices or agreed-upon prices.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share amounts)
Numerator:
Net income attributable to Class A shares - basic and diluted	$19,955	$15,830
Denominator:
Weighted average Class A shares outstanding (1) - basic	84,043,706	70,970,141
Effect of dilutive shares for diluted net income per Class A share (2)(3)	259,335	160,779
Weighted average Class A shares outstanding (1) - diluted	84,303,041	71,130,920

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

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share amounts)
Numerator:
Net income - basic and diluted	$66,364	$58,169
Denominator:
Weighted average Operating Partnership units outstanding (1) - basic	288,351,486	266,104,264
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	259,335	160,779
Weighted average Operating Partnership units outstanding (1) - diluted	288,610,821	266,265,043

(1) Includes weighted average deferred share units granted to certain members of the Board of Directors.
(2) No shares related to outstanding share-based compensation awards were excluded due to being antidilutive.
NOTE 12 — COMMITMENTS AND CONTINGENCIES

Litigation. In the ordinary course of business, from time to time, the Company expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

NOTE 13 — SEGMENTS
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

The following tables present the Company and Operating Partnership’s segment information (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	REIT	TRS	Total	REIT	TRS	Total
Total revenues	$203,423	$67,841	$271,264	$215,839	$—	$215,839
Operating income	117,194	14,070	131,264	109,782	—	109,782
Income before income taxes (1)	54,955	14,070	69,025	59,400	—	59,400
Income tax expense	1,344	1,317	2,661	1,231	—	1,231
Net Income (1)	53,611	12,753	66,364	58,169	—	58,169
Depreciation and amortization	66,527	8,482	75,009	68,991	—	68,991
Interest income (1)	1,846	—	1,846	1,032	—	1,032
Interest expense (1)	63,948	—	63,948	49,230	—	49,230
(1) Income before income taxes, net income, interest income and interest expense are net of intercompany interest eliminations of $5.6 million for the three months ended March 31, 2019.

	Balance at March 31, 2019			Balance at December 31, 2018
	REIT	TRS	Total	REIT	TRS	Total
Total assets	$11,197,246	$1,129,439	$12,326,685	$9,831,714	$1,119,593	$10,951,307

NOTE 14 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and March 31, 2018 are presented below.

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

CONSOLIDATING BALANCE SHEET INFORMATION

	March 31, 2019
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$550	$—	$10,295,883	$—	$10,296,433
Property and equipment, used in operations, net	—	—	776,719	—	776,719
Lease incentive asset	—	—	542,195	—	542,195
Cash and cash equivalents	2,650	—	71,400	—	74,050
Tenant and other receivables, net	110	—	9,762	—	9,872
Intercompany	1,868,131	—	—	(1,868,131)	—
Prepaid expenses and other assets	24,080	—	12,078	—	36,158
Investments in subsidiaries	9,957,957	—	—	(9,957,957)	—
Above market lease, asset	—	—	42,621	—	42,621
Goodwill	—	—	17,915	—	17,915
Other intangible assets, net	—	—	250,321	—	250,321
Operating lease right-of-use assets	541	—	279,860	—	280,401
Total assets	$11,854,019	$—	$12,298,754	$(11,826,088)	$12,326,685
Debt, net	4,939,702	—	—	—	4,939,702
Due to MGM Resorts International and affiliates	335	—	90	—	425
Intercompany	—	—	1,868,131	(1,868,131)	—
Accounts payable, accrued expenses and other liabilities	18,477	—	30,224	—	48,701
Accrued interest	38,768	—	—	—	38,768
Dividend and distribution payable	139,279	—	—	—	139,279
Deferred revenue	—	—	72,790	—	72,790
Deferred income taxes, net	—	—	34,642	—	34,642
Operating lease liabilities	541	—	334,920	—	335,461
Total liabilities	5,137,102	—	2,340,797	(1,868,131)	5,609,768
General partner	—	—	—	—	—
Limited partners	6,716,917	—	9,957,957	(9,957,957)	6,716,917
Total partners' capital	6,716,917	—	9,957,957	(9,957,957)	6,716,917
Total liabilities and partners’ capital	$11,854,019	$—	$12,298,754	$(11,826,088)	$12,326,685

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$572	$—	$9,741,653	$—	$9,742,225
Property and equipment, used in operations, net	—	—	784,295	—	784,295
Cash and cash equivalents	3,995	—	55,822	—	59,817
Tenant and other receivables, net	26	—	14,964	—	14,990
Intercompany	841,179	—	—	(841,179)	—
Prepaid expenses and other assets	34,813	—	3,024	—	37,837
Investments in subsidiaries	9,790,350	—	—	(9,790,350)	—
Above market lease, asset	—	—	43,014	—	43,014
Goodwill	—	—	17,915	—	17,915
Other intangible assets, net	—	—	251,214	—	251,214
Total assets	$10,670,935	$—	$10,911,901	$(10,631,529)	$10,951,307
Debt, net	4,666,949	—	—	—	4,666,949
Due to MGM Resorts International and affiliates	227	—	80	—	307
Intercompany	—	—	841,179	(841,179)	—
Accounts payable, accrued expenses and other liabilities	13,102	—	36,500	—	49,602
Above market lease, liability	—	—	46,181	—	46,181
Accrued interest	26,096	—	—	—	26,096
Dividend and distribution payable	119,055	—	—	—	119,055
Deferred revenue	—	—	163,977	—	163,977
Deferred income taxes, net	—	—	33,634	—	33,634
Total liabilities	4,825,429	—	1,121,551	(841,179)	5,105,801
General partner	—	—	—	—	—
Limited partners	5,845,506	—	9,790,350	(9,790,350)	5,845,506
Total partners' capital	5,845,506	—	9,790,350	(9,790,350)	5,845,506
Total liabilities and partners’ capital	$10,670,935	$—	$10,911,901	$(10,631,529)	$10,951,307

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2019
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$196,882	$—	$196,882
Tenant reimbursements and other	—	—	6,541	—	6,541
Gaming, food, beverage and other	—	—	67,841	—	67,841
	—	—	271,264	—	271,264
Expenses
Gaming, food, beverage and other	—	—	44,929	—	44,929
Depreciation and amortization	22	—	74,987	—	75,009
Property transactions, net	—	—	1,113	—	1,113
Ground lease and other reimbursable expenses	—	—	5,920	—	5,920
Amortization of above market lease, net	—	—	—	—	—
Acquisition-related expenses	8,532	—	260	—	8,792
General and administrative	4,137	—	100	—	4,237
	12,691	—	127,309	—	140,000
Operating income (loss)	(12,691)	—	143,955	—	131,264
Equity in earnings of subsidiaries	135,677	—	—	(135,677)	—
Non-operating income (expense)
Interest income	7,463	—	—	(5,617)	1,846
Interest expense	(63,948)	—	(5,617)	5,617	(63,948)
Other non-operating expenses	(137)	—	—	—	(137)
	(56,622)	—	(5,617)	—	(62,239)
Income before income taxes	66,364	—	138,338	(135,677)	69,025
Provision for income taxes	—	—	(2,661)	—	(2,661)
Net income	$66,364	$—	$135,677	$(135,677)	$66,364

Other comprehensive income
Net income	66,364	—	135,677	(135,677)	66,364
Unrealized loss on cash flow hedges, net	(15,612)	—	—	—	(15,612)
Comprehensive income	$50,752	$—	$135,677	$(135,677)	$50,752

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$186,563	$—	$186,563
Tenant reimbursements and other	—	—	29,276	—	29,276
	—	—	215,839	—	215,839
Expenses
Depreciation	—	—	68,991	—	68,991
Property transactions, net	—	—	4,086	—	4,086
Reimbursable expenses	—	—	28,360	—	28,360
Amortization of above market lease, net	—	—	171	—	171
Acquisition-related expenses	541	—	—	—	541
General and administrative	3,908	—	—	—	3,908
	4,449	—	101,608	—	106,057
Operating income (loss)	(4,449)	—	114,231	—	109,782
Equity in earnings of subsidiaries	113,000	—	—	(113,000)	—
Non-operating income (expense)
Interest income	1,032	—	—	—	1,032
Interest expense	(49,230)	—	—	—	(49,230)
Other non-operating expenses	(2,184)	—	—	—	(2,184)
	(50,382)	—	—	—	(50,382)
Income before income taxes	58,169	—	114,231	(113,000)	59,400
Provision for income taxes	—	—	(1,231)	—	(1,231)
Net income	$58,169	$—	$113,000	$(113,000)	$58,169

Other comprehensive income
Net income	58,169	—	113,000	(113,000)	58,169
Unrealized gain on cash flow hedges, net	16,355	—	—	—	16,355
Comprehensive income	$74,524	$—	$113,000	$(113,000)	$74,524

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2019
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(54,181)	$—	$(385,352)	$—	$(439,533)
Cash flows from investing activities
Capital expenditures for property and equipment	—	—	(12)	—	(12)
Net cash used in investing activities	—	—	(12)	—	(12)
Cash flows from financing activities
Net repayments under bank credit facility	(469,625)	—	—	—	(469,625)
Proceeds from issuance of debt	750,000	—	—	—	750,000
Deferred financing costs	(9,983)	—	—	—	(9,983)
Repayment of assumed bridge facility	(245,950)	—	—	—	(245,950)
Issuance of Operating Partnership units	548,391	—	—	—	548,391
Distributions paid	(119,055)	—	—	—	(119,055)
Cash received by Parent on behalf of Guarantor Subsidiaries, net	(400,942)	—	400,942	—	—
Net cash provided by (used in) financing activities	52,836	—	400,942	—	453,778
Cash and cash equivalents
Net increase for the period	(1,345)	—	15,578	—	14,233
Balance, beginning of period	3,995	—	55,822	—	59,817
Balance, end of period	$2,650	$—	$71,400	$—	$74,050

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(43,951)	$—	$189,175	$—	$145,224
Cash flows from investing activities
Capital expenditures for property and equipment	(177)	—	—	—	(177)
Net cash used in investing activities	(177)	—	—	—	(177)
Cash flows from financing activities
Deferred financing costs	(4,544)	—	—	—	(4,544)
Repayment of debt principal	(8,375)	—	—	—	(8,375)
Distributions paid	(111,733)	—	—	—	(111,733)
Cash received by Parent on behalf of Guarantor Subsidiaries	189,175	—	(189,175)	—	—
Net cash provided by (used in) financing activities	64,523	—	(189,175)	—	(124,652)
Cash and cash equivalents
Net increase for the period	20,395	—	—	—	20,395
Balance, beginning of period	259,722	—	—	—	259,722
Balance, end of period	$280,117	$—	$—	$—	$280,117

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
This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this quarterly report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2018, which were included in our annual report on Form 10-K, filed with the SEC on February 27, 2019.
Executive Overview
MGP is one of the leading publicly traded REITs engaged in the acquisition, ownership and leasing of large-scale destination entertainment and leisure properties, whose tenants generally offer diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail offerings.
MGP is a limited liability company that was formed in Delaware in October 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM in January 2016, which became a subsidiary of MGP in April 2016. The Company elected to be treated as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2016.
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
As of March 31, 2019, our portfolio consisted of eleven premier destination resorts in Las Vegas and elsewhere across the United States, the MGM Northfield Park in Northfield, Ohio, Empire Resort Casino in Yonkers, New York, as well as a retail and entertainment district, The Park in Las Vegas.
As of March 31, 2019, one of our wholly-owned taxable REIT subsidiaries (“TRS”), MGP OH, Inc. owned the Hard Rock Rocksino Northfield Park (the “Rocksino”). Subsequent to quarter end, on April 1, 2019, a subsidiary of MGM acquired the membership interests of Northfield Park Associates, LLC, (“Northfield”) the entity that owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park in Northfield, Ohio, from the Company and the Company retained the real estate assets, thereafter dissolving the TRS. Subsequently, MGM rebranded the operations it acquired (“Northfield OpCo”) to MGM Northfield Park, which was then added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment to MGP increased by $60 million. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022. Refer to Note 3 for additional details.

On January 29, 2019, we acquired the developed real property associated with the Empire City Casino’s race track and casino (“Empire City”) from MGM upon its acquisition of Empire City (“Empire City Transaction”). Empire City was added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment to MGP increased by $50 million. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022. In addition, pursuant to the Master Lease, MGP has a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future.

On March 7, 2019, we completed the transaction relating to renovations undertaken by MGM regarding the Park MGM and NoMad Las Vegas property (the “Park MGM Transaction”) for total consideration of $637.5 million. We funded the transaction with $605.6 million in cash and the issuance of approximately 1.0 million of Operating Partnership units to a subsidiary of MGM. As a result of the transaction, we recorded a lease incentive asset and the annual rent payment to us increased by $50 million, prorated for the remainder of the lease year. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total revenues	$271,264	$215,839
Operating income	131,264	109,782
Net income	66,364	58,169
Net income attributable to Class A shareholders	19,955	15,830

The following table details certain information regarding our results of operations by segment for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018
	Total Revenues
	(in thousands)
REIT	$203,423	$215,839
TRS	67,841	—
Total	$271,264	$215,839

	Three Months Ended March 31,
	2019	2018
	Operating Income
	(in thousands)
REIT	$117,194	$109,782
TRS	14,070	—
Total	$131,264	$109,782
Revenues

Rental revenue. Rental revenues, including tenant reimbursements and other, for the three months ended March 31, 2019 and March 31, 2018 were $203.4 million and $215.8 million, respectively. The $12.4 million, or 5.8%, decrease is primarily due to a $22.5 million decrease in reimbursed revenues as we no longer recognize reimbursed revenue for property taxes in accordance with the adoption of ASC 842 on January 1, 2019, offset by an increase in rental revenues of $11.7 million for the three months ended March 31, 2019 as a result of the Empire City Transaction in January 2019 and the Park MGM Transaction in March 2019.

Gaming, food, beverage and other. Gaming, food and beverage and other revenues were $67.8 million for the three months ended March 31, 2019, which represents the results of operations of Northfield, which was acquired on July 6, 2018.
Operating Expenses

Gaming, food, beverage and other. Gaming, food and beverage and other expenses were $44.9 million for the three months ended March 31, 2019, which represent the results of operations of Northfield, which was acquired on July 6, 2018.
Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2019 and March 31, 2018 was $75.0 million and $69.0 million, respectively. The $6.0 million, or 8.7%, increase is primarily due to assets related to Northfield, acquired in July 2018 and Empire City, acquired in January 2019.

Property transactions, net. Property transactions, net for the three months ended March 31, 2019 and March 31, 2018 were $1.1 million and $4.1 million, respectively. Property transactions, net in both periods relate to normal losses on the disposition of assets recognized during the quarters and fluctuate year over year based on the timing of our disposition of assets.

Ground lease and other reimbursable expenses. Ground lease and other reimbursable expenses for three months ended March 31, 2019 and March 31, 2018 were $5.9 million and $28.4 million, respectively. The $22.4 million, or 79.1%, decrease is primarily due to a $22.5 million decrease reflecting the adoption of ASC 842 effective January 1, 2019, under which we no longer recognize the reimbursable expenses paid by the Tenant under the Master Lease.
Acquisition-related expenses. Acquisition-related expenses for the three months ended March 31, 2019 and March 31, 2018 were $8.8 million and $0.5 million, respectively. The $8.3 million increase primarily relates to expenses incurred to acquire the real estate assets of Empire City in January 2019.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2019 and March 31, 2018 were $4.2 million and $3.9 million, respectively. The $0.3 million, or 8.4%, increase is primarily due to an increase in costs incurred for transactions that did not close.

Non-Operating Expenses
Total non-operating expenses for the three months ended March 31, 2019 and March 31, 2018 were $62.2 million and $50.4 million, respectively. The $11.9 million, or 23.5%, increase was primarily related to an increase of interest expense on the senior secured credit facility and senior notes, which primarily related to the $85 million net draws on the revolver through March 31, 2019, the $200 million draw on the Term Loan A in July 2018, and the $750 million 5.75% senior notes issued in January 2019.

Provision for Income Taxes

Our effective tax rate was 3.9% and 2.1% for the three months ended March 31, 2019 and March 31, 2018, respectively. The increased rate is primarily driven from the operations of the TRS, which were taxed at the statutory corporate rate. Refer to Note 2 of the accompanying financial statements for additional discussion.

Non-GAAP Measures

Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”).

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs and cash flow hedges, non-cash compensation expense, net effect of straight-line rent and amortization of deferred revenue and lease incentive asset, other depreciation and other amortization, acquisition related expenses, non-cash ground lease rent, net, other non-operating expenses and provision for income taxes related to the REIT.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net), real estate depreciation, amortization of financing costs and cash flow hedges, non-cash compensation expense, net effect of straight-line rent and amortization of deferred revenue and lease incentive asset, other depreciation and amortization, acquisition related expenses, non-cash ground lease rent, net, other non-operating expenses, interest income, interest expense (including amortization of financing costs and cash flow hedges) and provision for income taxes.

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

The following table provides a reconciliation of the Company’s consolidated net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income (2)	$66,364	$58,169
Real estate depreciation	66,527	68,991
Property transactions, net	1,113	4,086
Funds From Operations	134,004	131,246
Amortization of financing costs and cash flow hedges	3,281	3,109
Non-cash compensation expense	565	384
Net effect of straight-line rent and amortization of deferred revenue and lease incentive asset	6,920	1,696
Other depreciation and other amortization(1)	8,482	—
Acquisition-related expenses	8,792	541
Non-cash ground lease rent, net	260	171
Other non-operating expenses	137	2,184
Provision for income taxes - REIT	1,344	1,231
Adjusted Funds From Operations	163,785	140,562
Interest income (2)	(1,846)	(1,032)
Interest expense(2)	63,948	49,230
Amortization of financing costs and cash flow hedges	(3,281)	(3,109)
Provision for income taxes - TRS	1,317	—
Adjusted EBITDA	$223,923	$185,651

The following tables provide a reconciliation of each segment’s net income to FFO, AFFO and Adjusted EBITDA:

	REIT		TRS
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)
Net income (2)	$53,611	$58,169	$12,753	$—
Real estate depreciation	66,527	68,991	—	—
Property transactions, net	1,113	4,086	—	—
Funds From Operations	121,251	131,246	12,753	—
Amortization of financing costs and cash flow hedges	3,281	3,109	—	—
Non-cash compensation expense	565	384	—	—
Net effect of straight-line rent and amortization of deferred revenue and lease incentive asset	6,920	1,696	—	—
Other depreciation and other amortization(1)	—	—	8,482	—
Acquisition-related expenses	8,532	541	260	—
Non-cash ground lease rent, net	260	171	—	—
Other non-operating expenses	137	2,184	—	—
Provision for income taxes - REIT	1,344	1,231	—	—
Adjusted Funds From Operations	142,290	140,562	21,495	—
Interest income (2)	(1,846)	(1,032)	—	—
Interest expense(2)	63,948	49,230	—	—
Amortization of financing costs and cash flow hedges	(3,281)	(3,109)	—	—
Provision for income taxes - TRS	—	—	1,317	—
Adjusted EBITDA	$201,111	$185,651	$22,812	$—

(1) Other depreciation and other amortization includes both real estate and equipment depreciation and amortization of intangible assets from the TRS.
(2) Net income, interest income and interest expense are net of intercompany interest eliminations of $5.6 million for the three months ended March 31, 2019.

Liquidity and Capital Resources

Rental revenue is our primary source of cash from operations and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to MGP and MGM. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $74.1 million in cash and cash equivalents held by the Operating Partnership as of March 31, 2019, expected cash flows from operations, and $1.3 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of March 31, 2019. See Note 7 to the accompanying financial statements for a description of our principal debt arrangements. In addition, we expect to incur additional indebtedness in the future to finance acquisitions or for general corporate or other purposes.
Summary of Cash Flows
Net cash used in operating activities for the three months ended March 31, 2019 was $439.5 million and net cash provided by operating activities for the three months ended March 31, 2018 was $145.2 million. The decrease in cash generated from operating activities was primarily due to the Park MGM Transaction in March 2019, for which we paid a cash lease incentive of $605.6 million to a subsidiary of MGM and amended the Master Lease, as further described in Note 6 within our accompanying financial statements. This decrease was partially offset with an increase in cash rental payments of $15.5 million as a result of the Empire City Transaction, the Park MGM Transaction, the impact of the 2.0% fixed annual rent escalators that went into effect on April 1, 2018, as well as an increase in cash provided by operating activities of Northfield, partially offset by an increase in cash paid for interest.

Net cash used in investing activities for the three months ended March 31, 2019 was $12 thousand related to capital expenditures at Northfield. There was $0.2 million net cash used in investing activities for the three months ended March 31, 2018 related to capital expenditures at our corporate offices.
Net cash provided by financing activities for the three months ended March 31, 2019 was $453.8 million, which was primarily attributable to our issuance of $750 million in aggregate principal amount of 5.75% senior notes due 2027 and our offering of 19.6 million Class A shares in a registered public offering for which we received net proceeds of $548.4 million, partially offset by our net repayments on our revolver of $465 million, our repayment of approximately $246 million of assumed indebtedness from the Empire City Transaction, and our payment of $119.1 million of distributions and dividends. Net cash used in financing activities for the three months ended March 31, 2018 was $124.7 million which was primarily attributable to our payment of $111.7 million of distributions and dividends.
Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP for the three months ended March 31, 2019 and March 31, 2018. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date
(in thousands, except per unit and per share amount)
2019
March 15, 2019	March 29, 2019	$0.4650	April 15, 2019

2018
March 15, 2018	March 30, 2018	$0.4200	April 15, 2018

In accordance with our REIT status and the accompanying U.S. federal income tax laws that generally require that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income, our annual distribution will not be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains.
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
Application of Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our critical accounting policies and estimates since year end, other than discussed below.

Leases

The majority of our revenues are derived from rent under the Master Lease. The lease accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. Upon entry into any amendment to the Master Lease, we assess whether the amendment is accounted for as a lease modification or a new lease. This further determines whether the extent to which we need to perform lease classification testing to determine if the lease is a finance or operating lease. The lease classification test require judgment which include, among others, the fair value of the assets, the residual value of the assets at the end of the lease term, the estimated remaining economic life of the assets, and the likelihood of the Tenant exercising renewal options.

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

As of March 31, 2019, the Operating Partnership’s term loan B facility bears interest at LIBOR plus 2.00%, with a LIBOR floor of 0%. To manage our exposure to changes in LIBOR rates, as of March 31, 2019, we have interest rate swap agreements where the Company pays a weighted average 1.844% on a total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of March 31, 2019, long-term variable rate borrowings including impact from our swap agreements, represented approximately 23.0% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $11 million based on gross amounts outstanding at March 31, 2019 and taking into account the interest rate swap agreements currently effective. The following table provides information about the maturities of our long-term debt subject to changes in interest rates.

	Debt maturing in							Fair Value March 31,
	2019	2020	2021	2022	2023	Thereafter	Total	2019
	(in millions)
Fixed-rate	$—	$—	$—	$—	$—	$2,650.0	$2,650.0	$2,680.9
Average interest rate						5.300%	5.300%
Variable rate	$19.8	$30.2	$30.2	$30.3	$532.4	$1,706.6	$2,349.5	$2,313.2
Average interest rate	4.499%	4.499%	4.499%	4.499%	4.484%	4.499%	4.495%
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

•
MGP’s sole material assets are Operating Partnership units representing 30.2% of the ownership interests in the Operating Partnership, as of March 31, 2019, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.

•	The Master Lease restricts our ability to sell our properties.

•	We will have future capital needs and may not be able to obtain additional financing on acceptable terms.

•	Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

•	Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.

•	We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

•	Because a significant number of our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a company that is more geographically diversified.

•
Our pursuit of investments in, and acquisitions or development of, additional properties (including our rights of first offer with respect to MGM Springfield and with respect to any future gaming developments by MGM on the undeveloped land adjacent to Empire City) may be unsuccessful or fail to meet our expectations.

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

•	Legislative or other actions affecting REITs could have a negative effect on us.

•	The anticipated benefits of our future acquisitions may not be realized fully and may take longer to realize than expected.
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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of the lease accounting standard (ASC 842). There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of the lease accounting standard (ASC 842). There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2019, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

The Operating Partnership issued 1.0 million Operating Partnership units to a subsidiary of MGM on March 7, 2019 pursuant to an applicable exemption form, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were issued as part of the consideration relating to the Park MGM Transaction.

Item 6.    Exhibits

4.1
Indenture, dated as of January 25, 2019, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 25, 2019).

4.2
Third Supplemental Indenture to the Indentures, dated as of January 29, 2019, among MGP Yonkers Realty Sub, LLC,YRL Associates, L.P., MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.

4.3
Fourth Supplemental Indenture to the Indentures, dated as of March 29, 2019, among MGP OH Propco, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.

10.1
Third Amendment to Master Lease Agreement, dated as of January 29, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 29, 2019).

10.2
Fourth Amendment to Master Lease Agreement, dated as of March 7, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 8, 2019).

10.3
Fifth Amendment to Master Lease Agreement, dated as of April 1, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 4, 2019).

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

101
The following information from each of the MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets at March 31, 2019 (unaudited) and December 31, 2018 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Condensed Notes to Unaudited Condensed Consolidated Financial Statements.

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

MGM Growth Properties LLC

Date: May 7, 2019	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: May 7, 2019	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)