Form 10-Q
period 2019-06-30
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2019-08-07
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 001-37733 (MGM Growth Properties LLC)
Commission File No. 333-215571 (MGM Growth Properties Operating Properties LP)

MGM Growth Properties LLC
MGM Growth Properties Operating Partnership LP
(Exact name of registrant as specified in its charter)

Delaware	(MGM Growth Properties LLC)	47-5513237
Delaware	(MGM Growth Properties Operating Partnership LP)	81-1162318
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1980 Festival Plaza Drive, Suite #750, Las Vegas, NV 89135
(Address of principal executive offices)
(702) 669-1480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Shares, no par value	MGP	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

MGM Growth Properties LLC     Yes    X      No
MGM Growth Properties Operating Partnership LP     Yes     X       No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

MGM Growth Properties LLC     Yes    X      No
MGM Growth Properties Operating Partnership LP     Yes    X      No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

MGM Growth Properties LLC

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

MGM Growth Properties Operating Partnership LP

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGM Growth Properties LLC     Yes ☐ No  ☒
MGM Growth Properties Operating Partnership LP      Yes ☐ No  ☒

As of August 2, 2019, 92,798,886  shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust (“REIT”), and the owner of the sole general partner of the Operating Partnership. As of June 30, 2019, MGP owned approximately 31.7% of the Operating Partnership units, each such unit representing limited partnership interests in the Operating Partnership (“Operating Partnership units”). The remaining approximately 68.3% of the Operating Partnership’s units are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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
There are a few differences between MGP and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between MGP and the Operating Partnership in the context of how we operate as an interrelated consolidated company. MGP is a REIT, whose only material assets consist of Operating Partnership units and sole beneficial ownership of the general partner of the Operating Partnership. As a result, MGP does not conduct business itself, other than acting as the owner of the sole general partner of the Operating Partnership, but it may from time to time issue additional public equity in the form of Class A shares. The Operating Partnership holds all the assets of the Company. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from certain offerings of Class A shares by MGP, which were contributed to the Operating Partnership in exchange for Operating Partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s issuance of indebtedness or through the issuance of Operating Partnership units.
The presentation of noncontrolling interest, shareholders’ equity and partners’ capital are the main areas of difference between the condensed consolidated financial statements of MGP and those of the Operating Partnership. The Operating Partnership units held by subsidiaries of MGM are accounted for as partners’ capital in the Operating Partnership’s condensed consolidated financial statements and as noncontrolling interest within equity in MGP’s condensed consolidated financial statements. The Operating Partnership units held by MGP in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s condensed consolidated financial statements and within Class A shareholders’ equity in MGP’s condensed consolidated financial statements. These differences in the presentations between shareholders’ equity in MGP’s condensed consolidated financial statements and partners’ capital in the Operating Partnership’s condensed consolidated financial statements therefore result from the differences in the equity and limited partnership interests issued at the MGP and Operating Partnership levels, respectively.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate investments, net	$10,975,999	$10,506,129
Lease incentive asset	537,191	—
Cash and cash equivalents	53,566	3,995
Tenant and other receivables, net	106	7,668
Prepaid expenses and other assets	23,753	34,813
Above market lease, asset	42,227	43,014
Operating lease right-of-use assets	279,966	—
Assets held for sale	—	355,688
Total assets	$11,912,808	$10,951,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Debt, net	$4,852,524	$4,666,949
Due to MGM Resorts International and affiliates	74	227
Accounts payable, accrued expenses and other liabilities	42,345	20,796
Above market lease, liability	—	46,181
Accrued interest	44,275	26,096
Dividend and distribution payable	136,671	119,055
Deferred revenue	84,146	163,926
Deferred income taxes, net	29,721	33,634
Operating lease liabilities	336,520	—
Liabilities related to assets held for sale	—	28,937
Total liabilities	5,526,276	5,105,801
Commitments and contingencies (Note 11)
Shareholders’ equity
Class A shares: no par value, 1,000,000,000 shares authorized, 92,638,886 and 70,911,166 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	2,237,385	1,712,671
Accumulated deficit	(194,469)	(150,908)
Accumulated other comprehensive income	(9,696)	4,208
Total Class A shareholders’ equity	2,033,220	1,565,971
Noncontrolling interest	4,353,312	4,279,535
Total shareholders’ equity	6,386,532	5,845,506
Total liabilities and shareholders’ equity	$11,912,808	$10,951,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$219,846	$186,563	$416,728	$373,126
Tenant reimbursements and other	5,913	33,827	12,454	63,103
Total revenues	225,759	220,390	429,182	436,229

Expenses
Depreciation	79,543	67,474	151,105	136,465
Property transactions, net	310	14,426	1,423	18,512
Ground lease and other reimbursable expenses	5,920	32,907	11,840	61,267
Amortization of above market lease, net	—	172	—	343
Acquisition-related expenses	267	2,131	8,799	2,672
General and administrative	3,691	2,755	7,829	6,663
	89,731	119,865	180,996	225,922
	136,028	100,525	248,186	210,307
Other income (expense)
Interest income	102	1,278	1,948	2,310
Interest expense	(63,977)	(49,276)	(127,925)	(98,506)
Other	(363)	(3,205)	(500)	(5,389)
	(64,238)	(51,203)	(126,477)	(101,585)
Income from continuing operations before income taxes	71,790	49,322	121,709	108,722
Provision for income taxes	(4,021)	(1,263)	(3,792)	(2,494)
Income from continuing operations, net of tax	67,769	48,059	117,917	106,228
Income from discontinued operations, net of tax (Note 3)	—	—	16,216	—
Net income	67,769	48,059	134,133	106,228
Less: Net income attributable to noncontrolling interest	(45,911)	(34,913)	(92,320)	(77,252)
Net income attributable to Class A shareholders	$21,858	$13,146	$41,813	$28,976

Weighted average Class A shares outstanding:
Basic	91,011,559	70,993,091	87,544,627	70,982,243
Diluted	91,208,398	71,184,996	87,772,714	71,158,585

Income from continuing operations per Class A share (basic)	$0.24	$0.19	$0.42	$0.41
Income from discontinued operations per Class A share (basic)	—	—	0.06	—
Net income per Class A share (basic)	$0.24	$0.19	$0.48	$0.41

Income from continuing operations per Class A share (diluted)	$0.24	$0.18	$0.42	$0.41
Income from discontinued operations per Class A share (diluted)	—	—	0.06	—
Net income per Class A share (diluted)	$0.24	$0.18	$0.48	$0.41
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$67,769	$48,059	$134,133	$106,228
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges, net	(30,775)	6,281	(46,387)	22,636
Other comprehensive income (loss)	(30,775)	6,281	(46,387)	22,636
Comprehensive income	36,994	54,340	87,746	128,864
Less: Comprehensive income attributable to noncontrolling interests	(24,783)	(39,519)	(60,297)	(93,855)
Comprehensive income attributable to Class A shareholders	$12,211	$14,821	$27,449	$35,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$134,133	$106,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net	(16,216)	—
Depreciation	151,105	136,465
Property transactions, net	1,423	18,512
Amortization of deferred financing costs and debt discount	6,373	6,056
Loss on retirement of debt	—	2,736
Non-cash ground lease, net	519	343
Deemed contributions - tax sharing agreement	3,620	2,494
Straight-line rental revenues, excluding amortization of lease incentive asset	18,119	8,635
Amortization of lease incentive asset	6,350	—
Amortization of deferred revenue on non-normal tenant improvements	(1,132)	(1,836)
Share-based compensation	1,089	940
Deferred income taxes	(3,913)	—
Park MGM Transaction	(605,625)	—
Distributions received from discontinued operations and other	40,165	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	(80)	2,188
Prepaid expenses and other assets	(534)	(83)
Due to MGM Resorts International and affiliates	(153)	(815)
Accounts payable, accrued expenses and other liabilities	2,588	(84)
Accrued interest	18,179	2,554
Net cash provided by (used in) operating activities - continuing operations	(243,990)	284,333
Cash flows from investing activities
Capital expenditures for property and equipment	—	(190)
Proceeds from Northfield OpCo Transaction	3,779	—
Net cash provided by (used in) investing activities - continuing operations	3,779	(190)
Cash flows from financing activities
Net repayments under bank credit facility	(559,250)	(13,000)
Proceeds from issuance of debt	750,000	—
Deferred financing costs	(9,983)	(17,490)
Repayment of assumed bridge facility	(245,950)	—
Proceeds from issuance of Class A shares, net	613,299	—
Dividends and distributions paid	(258,334)	(223,466)
Net cash provided by (used in) financing activities - continuing operations	289,782	(253,956)

Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	15,591	—
Cash flows used in investing activities, net	(12)	—
Cash flows used in financing activities, net	(37,900)	—
Net cash used in discontinued operations	(22,321)	—

Change in cash and cash equivalents classified as assets held for sale	(22,321)	—

Cash and cash equivalents
Net increase for the period	49,571	30,187
Balance, beginning of period	3,995	259,722
Balance, end of period	$53,566	$289,909
Supplemental cash flow disclosures
Interest paid	$103,098	$89,627
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$—	$13,507
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$136,671	$114,399
Empire City Transaction assets acquired	$625,000	$—
Redemption of Operating Partnership units relating to Northfield OpCo Transaction	$301,373	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2019	—	$1,712,671	$(150,908)	$4,208	$1,565,971	$4,279,535	$5,845,506
Net income	—	—	19,955	—	19,955	46,409	66,364
Deemed contribution - tax sharing agreement	—	—	—	—	—	1,345	1,345
Dividends and distributions declared ($0.4650 per Class A share)	—	—	(42,064)	—	(42,064)	(97,215)	(139,279)
Issuance of Class A shares	—	471,647	—	774	472,421	75,970	548,391
Empire City Transaction	—	23,940	—	(195)	23,745	355,305	379,050
Park MGM Transaction	—	2,512	—	(16)	2,496	29,379	31,875
Share-based compensation	—	164	—	—	164	401	565
Other comprehensive income - cash flow hedges	—	—	—	(4,717)	(4,717)	(10,895)	(15,612)
Other	—	(389)	—	—	(389)	(899)	(1,288)
Balance at March 31, 2019	—	$2,210,545	$(173,017)	$54	$2,037,582	$4,679,335	$6,716,917
Net income	—	—	21,858	—	21,858	45,911	67,769
Deemed contribution - tax sharing agreement	—	—	—	—	—	2,275	2,275
Dividends and distributions declared ($0.4675 per Class A share)	—	—	(43,310)	—	(43,310)	(93,361)	(136,671)
Issuance of Class A shares	—	52,294	—	(105)	52,189	12,719	64,908
Northfield OpCo Transaction	—	(27,441)	—	2	(27,439)	(271,518)	(298,957)
Share-based compensation	—	164	—	—	164	360	524
Other comprehensive income - cash flow hedges	—	—	—	(9,647)	(9,647)	(21,128)	(30,775)
Other	—	1,823	—	—	1,823	(1,281)	542
Balance at June 30, 2019	—	$2,237,385	$(194,469)	$(9,696)	$2,033,220	$4,353,312	$6,386,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2018	—	$1,716,490	$(94,948)	$3,108	$1,624,650	$4,443,089	$6,067,739
Net income	—	—	15,830	—	15,830	42,339	58,169
Deemed contribution - tax sharing agreement	—	—	—	—	—	1,231	1,231
Dividends and distributions declared ($0.4200 per Class A share)	—	—	(29,777)	—	(29,777)	(81,956)	(111,733)
Share-based compensation	—	102	—	—	102	282	384
Other comprehensive income - cash flow hedges	—	—	—	4,358	4,358	11,997	16,355
Other	—	108	—	—	108	293	401
Balance at March 31, 2018	—	$1,716,700	$(108,895)	$7,466	$1,615,271	$4,417,275	$6,032,546
Net income	—	—	13,146	—	13,146	34,913	48,059
Deemed contribution - tax sharing agreement	—	—	—	—	—	1,263	1,263
Dividends and distributions declared ($0.4300 per Class A share)	—	—	(30,492)	—	(30,492)	(83,907)	(114,399)
Share-based compensation	—	149	—	—	149	407	556
Other comprehensive income - cash flow hedges	—	—	—	1,675	1,675	4,606	6,281
Other	—	237	—	—	237	(240)	(3)
Balance at June 30, 2018	—	$1,717,086	$(126,241)	$9,141	$1,599,986	$4,374,317	$5,974,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate investments, net	$10,975,999	$10,506,129
Lease incentive asset	537,191	—
Cash and cash equivalents	53,566	3,995
Tenant and other receivables, net	106	7,668
Prepaid expenses and other assets	23,753	34,813
Above market lease, asset	42,227	43,014
Operating lease right-of-use assets	279,966	—
Assets held for sale	—	355,688
Total assets	$11,912,808	$10,951,307
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,852,524	$4,666,949
Due to MGM Resorts International and affiliates	74	227
Accounts payable, accrued expenses and other liabilities	42,345	20,796
Above market lease, liability	—	46,181
Accrued interest	44,275	26,096
Distribution payable	136,671	119,055
Deferred revenue	84,146	163,926
Deferred income taxes, net	29,721	33,634
Operating lease liabilities	336,520	—
Liabilities related to assets held for sale	—	28,937
Total liabilities	5,526,276	5,105,801
Commitments and contingencies (Note 11)
Partners' capital
General partner	—	—
Limited partners: 292,341,429 and 266,045,289 Operating Partnership units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	6,386,532	5,845,506
Total partners' capital	6,386,532	5,845,506
Total liabilities and partners’ capital	$11,912,808	$10,951,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$219,846	$186,563	$416,728	$373,126
Tenant reimbursements and other	5,913	33,827	12,454	63,103
Total revenues	225,759	220,390	429,182	436,229

Expenses
Depreciation	79,543	67,474	151,105	136,465
Property transactions, net	310	14,426	1,423	18,512
Ground lease and other reimbursable expenses	5,920	32,907	11,840	61,267
Amortization of above market lease, net	—	172	—	343
Acquisition-related expenses	267	2,131	8,799	2,672
General and administrative	3,691	2,755	7,829	6,663
	89,731	119,865	180,996	225,922
	136,028	100,525	248,186	210,307
Other income (expense)
Interest income	102	1,278	1,948	2,310
Interest expense	(63,977)	(49,276)	(127,925)	(98,506)
Other	(363)	(3,205)	(500)	(5,389)
	(64,238)	(51,203)	(126,477)	(101,585)
Income from continuing operations before income taxes	71,790	49,322	121,709	108,722
Provision for income taxes	(4,021)	(1,263)	(3,792)	(2,494)
Income from continuing operations, net of tax	67,769	48,059	117,917	106,228
Income from discontinued operations, net of tax (Note 3)	—	—	16,216	—
Net income	$67,769	$48,059	$134,133	$106,228

Weighted average Operating Partnership units outstanding:
Basic	290,714,102	266,127,214	289,537,067	266,116,366
Diluted	290,910,941	266,319,119	289,765,154	266,292,708

Income from continuing operations per Operating Partnership unit (basic)	$0.23	$0.18	$0.41	$0.40
Income from discontinued operations per Operating Partnership unit (basic)	—	—	0.05	—
Net income per Operating Partnership unit (basic)	$0.23	$0.18	$0.46	$0.40

Income from continuing operations per Operating Partnership unit (diluted)	$0.23	$0.18	$0.41	$0.40
Income from discontinued operations per Operating Partnership unit (diluted)	—	—	0.05	—
Net income per Operating Partnership unit (diluted)	$0.23	$0.18	$0.46	$0.40
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$67,769	$48,059	$134,133	$106,228
Unrealized gain (loss) on cash flow hedges, net	(30,775)	6,281	(46,387)	22,636
Comprehensive income	$36,994	$54,340	$87,746	$128,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$134,133	$106,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net	(16,216)	—
Depreciation	151,105	136,465
Property transactions, net	1,423	18,512
Amortization of deferred financing costs and debt discount	6,373	6,056
Loss on retirement of debt	—	2,736
Non-cash ground lease, net	519	343
Deemed contributions - tax sharing agreement	3,620	2,494
Straight-line rental revenues, excluding amortization of lease incentive asset	18,119	8,635
Amortization of lease incentive asset	6,350	—
Amortization of deferred revenue on non-normal tenant improvements	(1,132)	(1,836)
Share-based compensation	1,089	940
Deferred income taxes	(3,913)	—
Park MGM Transaction	(605,625)	—
Distributions received from discontinued operations and other	40,165	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	(80)	2,188
Prepaid expenses and other assets	(534)	(83)
Due to MGM Resorts International and affiliates	(153)	(815)
Accounts payable, accrued expenses and other liabilities	2,588	(84)
Accrued interest	18,179	2,554
Net cash provided by (used in) operating activities - continuing operations	(243,990)	284,333
Cash flows from investing activities
Capital expenditures for property and equipment	—	(190)
Proceeds from Northfield OpCo Transaction	3,779	—
Net cash provided by (used in) investing activities - continuing operations	3,779	(190)
Cash flows from financing activities
Net repayments under bank credit facility	(559,250)	(13,000)
Proceeds from issuance of debt	750,000	—
Deferred financing costs	(9,983)	(17,490)
Repayment of assumed bridge facility	(245,950)	—
Issuance of Operating Partnership units	613,299	—
Distributions paid	(258,334)	(223,466)
Net cash provided by (used in) financing activities - continuing operations	289,782	(253,956)

Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	15,591	—
Cash flows used in investing activities, net	(12)	—
Cash flows used in financing activities, net	(37,900)	—
Net cash used in discontinued operations	(22,321)	—

Change in cash and cash equivalents classified as assets held for sale	(22,321)	—

Cash and cash equivalents
Net increase for the period	49,571	30,187
Balance, beginning of period	3,995	259,722
Balance, end of period	$53,566	$289,909
Supplemental cash flow disclosures
Interest paid	$103,098	$89,627
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$—	$13,507
Accrual of distribution payable to Operating Partnership unit holders	$136,671	$114,399
Empire City Transaction assets acquired	$625,000	$—
Redemption of Operating Partnership units relating to Northfield OpCo Transaction	$301,373	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2019	$—	$5,845,506	$5,845,506
Net income	—	66,364	66,364
Deemed contribution - tax sharing agreement	—	1,345	1,345
Distributions declared ($0.4650 per unit)	—	(139,279)	(139,279)
Issuance of Operating Partnership units	—	548,391	548,391
Empire City Transaction	—	379,050	379,050
Park MGM Transaction	—	31,875	31,875
Share-based compensation	—	565	565
Other comprehensive income - cash flow hedges	—	(15,612)	(15,612)
Other	—	(1,288)	(1,288)
Balance at March 31, 2019	$—	$6,716,917	$6,716,917
Net income	—	67,769	67,769
Deemed contribution - tax sharing agreement	—	2,275	2,275
Distributions declared ($0.4675 per unit)	—	(136,671)	(136,671)
Issuance of Operating Partnership units	—	64,908	64,908
Northfield OpCo Transaction	—	(298,957)	(298,957)
Share-based compensation	—	524	524
Other comprehensive income - cash flow hedges	—	(30,775)	(30,775)
Other	—	542	542
Balance at June 30, 2019	$—	$6,386,532	$6,386,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2018	$—	$6,067,739	$6,067,739
Net income	—	58,169	58,169
Deemed contribution - tax sharing agreement	—	1,231	1,231
Distributions declared ($0.4200 per unit)	—	(111,733)	(111,733)
Share-based compensation	—	384	384
Other comprehensive income - cash flow hedges	—	16,355	16,355
Other	—	401	401
Balance at March 31, 2018	$—	$6,032,546	$6,032,546
Net income	—	48,059	48,059
Deemed contribution - tax sharing agreement	—	1,263	1,263
Distributions declared ($0.4300 per unit)	—	(114,399)	(114,399)
Share-based compensation	—	556	556
Other comprehensive income - cash flow hedges	—	6,281	6,281
Other	—	(3)	(3)
Balance at June 30, 2018	$—	$5,974,303	$5,974,303
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

    As of June 30, 2019, there were approximately 292.3 million Operating Partnership units outstanding in the Operating Partnership, of which MGM owned approximately 199.7 million, or 68.3%, and MGP owned the remaining 31.7%. MGM’s Operating Partnership units are exchangeable for Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. MGP’s independent conflicts committee determines the settlement method for any such exchanges. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights and is consolidated by MGM.

Empire City Transaction

On January 29, 2019, the Company acquired the developed real property associated with Empire City Casino (“Empire City”) from MGM upon its acquisition of Empire City (“Empire City Transaction”) and Empire City was added to the existing Master Lease between the Landlord and Tenant. Refer to Note 3 for additional details on the Empire City Transaction and Note 5 for further discussion on the Master Lease.

Park MGM Transaction

On March 7, 2019, the Company completed the transaction relating to renovations undertaken by MGM Resorts regarding the Park MGM and NoMad Las Vegas property (the “Park MGM Transaction”). Refer to Note 5 for further discussion on the Master Lease.

Northfield OpCo Transaction

On April 1, 2019, the Company’s taxable REIT subsidiary (“TRS”) liquidated. Concurrently, a subsidiary of MGM acquired the membership interests of Northfield Park Associates, LLC (“Northfield”), the entity that formerly owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park in Northfield, Ohio, and the Company retained the real estate assets. Subsequently, MGM rebranded the operations it acquired (“Northfield OpCo”) to MGM Northfield Park, which was added to the existing Master Lease between the Landlord and Tenant. Refer to Note 3 for additional details on the Northfield OpCo Transaction and Note 5 for further discussion on the Master Lease.
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
Variable Interest Entities. The condensed consolidated financial statements of MGP include the accounts of the Operating Partnership, a variable interest entity (“VIE”) of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The condensed consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, the Landlord, which owns the real estate, a VIE of which the Operating Partnership is the primary beneficiary. As of June 30, 2019, on a consolidated basis the Landlord had total assets of $11.8 billion primarily related to its real estate assets, and total liabilities of $450.1 million primarily related to its deferred revenue and operating lease liabilities.
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

Fair value measurements. Fair value measurements are utilized in the accounting and impairment assessments of its long-lived assets, assets acquired and liabilities assumed in a business combination, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 2 inputs for its long-term debt fair value disclosures. See Note 6; and

•	Level 2 inputs when measuring the fair value of its interest rate swaps. See Note 7.
Real estate investments. Real estate investments consist of land, buildings, improvements and integral equipment related to the Landlord. The majority of the Company’s real property was contributed or acquired by the Operating Partnership from MGM as transactions between entities under common control, and as a result, such real estate was initially recorded by the Company at MGM’s historical cost basis, less accumulated depreciation (i.e., there was no change in the basis of the contributed assets), as of the contribution or acquisition dates. For real property acquired from third parties, such assets were recognized at fair value at the acquisition date. Costs of maintenance and repairs to real estate investments are the responsibility of the Tenant under the Master Lease.
Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Non-Normal Tenant Improvements were $48.4 million at June 30, 2019.
Lease incentive asset. The Company’s lease incentive asset consists of the consideration paid to MGM as part of the Park MGM Transaction, net of the deferred revenue balance associated with Non-Normal Tenant Improvements related to Park MGM, which was derecognized. The Company amortizes the lease incentive asset as a reduction of rental income over the remaining term of the Master Lease.

Deferred revenue. The Company received nonmonetary consideration related to Non-Normal Tenant Improvements as they became MGP’s property pursuant to the Master Lease and recognized the cost basis of Non-Normal Tenant Improvements as real estate investments and deferred revenue. The Company depreciates the real estate investments over their estimated useful lives and amortizes the deferred revenue as additional rental revenue over the remaining term of the Master Lease once the related real estate assets were placed in service.

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

Revenue recognition. Rental revenue under the Master Lease is recognized on a straight-line basis over the non-cancelable term and reasonably assured renewal periods, which includes the initial lease term of ten years and all four additional five-year terms under the Master Lease, for all contractual revenues that are determined to be fixed and measurable. The difference between such rental revenue earned and the cash paid under the provisions of the Master Lease is recorded as deferred rent receivable and included as a component of tenant and other receivables, net or as deferred revenue if cash rent due exceeds rental revenue earned.

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

For leases with terms greater than twelve months, the operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The initial measurement of the operating lease ROU assets also includes any prepaid lease payments and are reduced by any previously accrued deferred rent. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company uses its incremental borrowing rate to discount the lease payments based on the information available at commencement date. Certain of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

Reportable segment. The Company’s TRS liquidated in connection with the Northfield OpCo Transaction in April 2019 and, accordingly, the Company now solely generates revenue from its real estate properties. The Company’s real estate properties are similar to one another in that they consist of large-scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail, are held by a subsidiary of the Operating Partnership, have similar economic characteristics and are governed under a single Master Lease. As such, the properties are reported as one reportable segment.
Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate on income from continuing operations was 5.6% and 3.1% for the three and six months ended June 30, 2019, respectively.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying financial statements as if the Landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the Landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the Landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return and, accordingly, the related income tax balances related to such taxes is reflected within noncontrolling interest within the accompanying financial statements. No amounts were due to MGM under the tax sharing agreement as of June 30, 2019 and December 31, 2018.

Prior to April 1, 2019, the Company’s TRS owned the real estate assets and operations of Northfield and the Company recorded a tax provision on the income from the TRS operations. In connection with the Northfield OpCo Transaction, the TRS was liquidated on April 1, 2019. Concurrently, a subsidiary of MGM acquired the Northfield operations and the Company retained the real estate. Consequently, the Company does not provide a tax provision on TRS operations after April 1, 2019.
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
NOTE 3 — ACQUISITIONS AND DISPOSITIONS

Empire City Acquisition

As discussed in Note 1, on January 29, 2019, the Company acquired the developed real property associated with Empire City from MGM for fair value consideration of approximately $634.4 million. The Company funded the acquisition of the developed real property from MGM through the assumption of approximately $246.0 million of indebtedness, which was repaid with borrowings under its senior secured credit facility, and the issuance of approximately 12.9 million Operating Partnership units to MGM. Empire City was added to the existing Master Lease between the Landlord and Tenant, as further discussed in Note 5.

The Empire City Transaction was accounted for as a transaction between entities under common control and, therefore, the Company recorded the Empire City real estate assets at the carryover value of $625.0 million from MGM with the difference between the purchase price and carrying value of assets recorded, which was approximately $9.4 million, recorded as a reduction to additional paid-in-capital.

Northfield Acquisition and Northfield OpCo Transaction

On July 6, 2018 the TRS completed its acquisition of 100% of the membership interests of Northfield for a purchase price of approximately $1.1 billion. The Company recognized 100% of the assets and liabilities of Northfield at fair value at the date of the acquisition.

On April 1, 2019, the Company’s TRS liquidated. Concurrently, a subsidiary of MGM acquired Northfield OpCo for fair value consideration transferred of approximately $305.2 million consisting primarily of approximately 9.4 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and the Company retained the real estate assets. Subsequently, MGM rebranded Northfield OpCo to MGM Northfield Park, which was then added to the existing Master Lease between the Landlord and Tenant. Refer to Note 5 for further discussion on the Master Lease.

The Northfield OpCo Transaction was accounted for as a transaction between entities under common control and, therefore, the Company had carried the Northfield OpCo operating assets and liabilities as held and used until the close of the transaction on April 1, 2019. As a transaction between entities under common control, the Company recorded the difference between the purchase price of $305.2 million and the carrying value of net assets transferred of $292.3 million to additional paid-in-capital.

The Company’s results for Northfield OpCo for the six months ended June 30, 2019 are reflected in discontinued operations on the consolidated statement of operations and the related assets and liabilities have been reclassified as assets held for sale and liabilities related to assets held for sale on the consolidated balance sheet on a retrospective basis. The retained MGM Northfield Park real estate assets have been retrospectively reclassified into real estate investments, net. The major classes of assets and liabilities of the Northfield OpCo presented as assets and liabilities related to assets held for sale as of December 31, 2018 were as follows:

December 31, 2018
Assets held for sale	(in thousands)
Property and equipment, used in operations, net	$20,391
Cash and cash equivalents	55,822
Tenant and other receivables, net	7,322
Prepaid expenses and other assets	3,024
Goodwill	17,915
Other intangible assets, net	251,214
Assets held for sale	$355,688

Liabilities related to assets held for sale
Due to MGM Resorts International and affiliates	$80
Accounts payable, accrued expenses and other liabilities	28,806
Deferred revenue	51
Liabilities related to assets held for sale	$28,937

The results of the Northfield OpCo discontinued operations are summarized as follows:

Six Months Ended June 30,
2019
(in thousands)
Total revenues	$67,841
Total expenses	(48,735)
Income from discontinued operations before income taxes	19,106
Provision for income taxes	(2,890)
Income from discontinued operations, net of tax	16,216
Less: Income attributable to noncontrolling interests - discontinued operations	(11,434)
Income from discontinued operations attributable to Class A shareholders	$4,782

As Northfield OpCo was not acquired until July 6, 2018, there are no results of Northfield OpCo discontinued operations included in the three and six months ended June 30, 2018.
NOTE 4 — REAL ESTATE INVESTMENTS
The carrying value of real estate investments is as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Land	$4,631,013	$4,536,013
Buildings, building improvements, land improvements and integral equipment	9,309,454	8,782,321
	13,940,467	13,318,334
Less: Accumulated depreciation	(2,964,468)	(2,812,205)
	$10,975,999	$10,506,129

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
On January 29, 2019, Empire City was added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment to MGP increased by $50 million, prorated for the remainder of the lease year. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022. In addition, pursuant to the Master Lease, MGP has a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future.
On March 7, 2019, the Company completed the Park MGM Transaction and amended the existing Master Lease between the Landlord and Tenant concurrent with which the Company paid $637.5 million, of which $605.6 million was cash and the remainder was the issuance of approximately 1.0 million of Operating Partnership units, to a subsidiary of MGM and, as a result, the annual rent payment to the Company increased by $50 million, prorated for the remainder of the lease year. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022. The Company recorded a lease incentive asset which represents the consideration paid, less the existing deferred revenue balance of $94.0 million relating to the non-normal tenant improvements recorded for Park MGM, which was derecognized. The Company was required to reassess the lease classification of the Master Lease and concluded that the Master Lease continued to be an operating lease.
On April 1, 2019, MGM Northfield Park was added to the existing Master Lease and the annual rent payment increased by $60 million. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022.
The annual rent payments under the Master Lease for the fourth lease year, which commenced on April 1, 2019, increased to $946.1 million from $770.3 million at the start of the third lease year. The increase was a result of the $50 million in additional rent for each of the Park MGM Transaction and Empire City in the beginning of 2019, the $60 million of additional rent for MGM Northfield Park on April 1, 2019, as well as the third 2.0% fixed annual rent escalator that went into effect on April 1, 2019.
Straight-line rental revenues from the Master Lease, which includes the lease incentive asset amortization, were $219.8 million and $416.7 million for the three and six months ended June 30, 2019, respectively, and were $186.6 million and $373.1 million for the three and six months ended June 30, 2018, respectively. The Company also recognized revenue related to tenant reimbursements and other of $5.9 million and $12.5 million for the three and six months ended June 30, 2019, respectively, and $33.8 million and $63.1 million for the three and six months ended June 30, 2018, respectively.

Under the Master Lease, future non-cancelable minimum rental payments, which are the payments under the initial 10-year term and do not include the four five-year renewal options and, with respect to National Harbor, through August 31, 2024, are as follows as of June 30, 2019:

Year ending December 31,	(in thousands)
2019	$473,030
2020	958,894
2021	976,262
2022	912,751
2023	890,126
Thereafter	1,922,713
$6,133,776

Lessee Leases. The Company is a lessee of land underlying Borgata, MGM National Harbor, and Beau Rivage, and also a lessee, to a lesser extent, of certain real estate under operating lease arrangements. The Company is obligated to make lease payments through the non-cancelable term of the ground leases, which is through 2070 for Borgata, through 2082 for MGM National Harbor, and through 2066 for Beau Rivage. The ground leases will be paid by the Tenant pursuant to the Master Lease through 2046 (including renewal periods). Components of lease expense for the three and six months ended June 30, 2019 include operating lease cost of $6.0 million and $11.9 million, respectively. Other information related to the Company’s operating leases was as follows (in thousands, except for lease term and discount rate information):

Supplemental balance sheet information	Balance at June 30, 2019
Operating lease right-of-use assets	$279,966
Operating lease liabilities	336,520
Weighted-average remaining lease term (years)	59
Weighted-average discount rate (%)	7%

Maturities of operating lease liabilities were as follows:

Year ending December 31,	(in thousands)
2019 (excluding the six months ended June 30, 2019)	$10,621
2020	21,113
2021	24,996
2022	25,015
2023	24,875
Thereafter	1,357,650
Total future minimum lease payments	1,464,270
Less: Amount of lease payments representing interest	(1,127,750)
Total	$336,520

NOTE 6 — DEBT
Debt consists of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$470,000	$470,000
Senior secured term loan B facility	1,789,875	1,799,125
Senior secured revolving credit facility	—	550,000
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
$750 million 5.75% senior notes, due 2027	750,000	—
$350 million 4.50% senior notes, due 2028	350,000	350,000
	4,909,875	4,719,125
Less: Unamortized discount and debt issuance costs	(57,351)	(52,176)
	$4,852,524	$4,666,949

Operating Partnership credit agreement. At June 30, 2019, the Operating Partnership senior credit facility consisted of a $470 million term loan A facility, a $1.8 billion term loan B facility, and a $1.4 billion revolving credit facility. The Operating Partnership permanently repaid $4.6 million and $9.3 million of the term loan B facility in the three and six months ended June 30, 2019, respectively, in accordance with the scheduled amortization. At June 30, 2019, no amounts were drawn on the revolving credit facility. At June 30, 2019, the interest rate on the term loan A facility was 4.15% and the interest rate on the term loan B facility was 4.40%. The Operating Partnership was in compliance with its financial covenants at June 30, 2019.
Refer to Note 7 for further discussion of the Company’s interest rate swap agreements.
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
Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $5.0 billion at June 30, 2019 and $4.5 billion at December 31, 2018. Fair value was estimated using quoted prices for identical or similar liabilities in markets that are not active (level 2 inputs).
Deferred financing costs.  The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $3.2 million and $6.4 million during the three and six months ended June 30, 2019, respectively. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $3.1 million and $6.1 million during the three and six months ended June 30, 2018, respectively.

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior credit facility. As of June 30, 2019, the Operating Partnership has interest rate swap agreements where the Operating Partnership pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor.

The Operating Partnership entered into additional interest rate swaps in December 2018 and June 2019. The December 2018 interest rate swaps have a notional amount of $400 million on which it will pay a fixed rate of 2.735% with a variable rate received resetting monthly to the one-month LIBOR with a floor of 0% and an effective date of December 31, 2019. The June 2019 interest rate swaps have a notional amount of $900 million on which it will pay a weighted average fixed rate of 1.801% with the variable rate resetting monthly to the one-month LIBOR with a floor of 0% and have an effective date of November 30, 2021.

As of June 30, 2019, and December 31, 2018, all of the Company’s derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting. As of June 30, 2019, the fair values of the Company's interest rate swaps are $31.8 million, recorded as a liability within accounts payable, accrued expenses, and other liabilities. As of December 31, 2018, the fair values of the Company’s interest rate swaps were $14.9 million, with $20.5 million recorded as an asset within prepaid expenses and other assets and $5.6 million recorded as a liability within accounts payable, accrued expenses and other liabilities.
NOTE 8 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP shareholders. On January 31, 2019, the Company completed an offering of 19.6 million Class A shares representing limited liability company interests in a registered public offering, including 2.6 million Class A shares sold pursuant to the exercise in full by the underwriters of their over-allotment option, for net proceeds of approximately $548.4 million.

On April 30, 2019, the Company entered into an “at-the-market-offering” (“ATM”) program where the Company can offer and sell up to an aggregate sales price of $300 million of MGP’s Class A shares through its sales agents at prevailing market prices or agreed-upon prices. During the quarter ended June 30, 2019, the Company issued 2.1 million Class A shares under the program for net proceeds of approximately $64.9 million.

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

On April 1, 2019, in connection with the Northfield OpCo Transaction, 9.4 million Operating Partnership units were redeemed by the Operating Partnership. As a result, MGP’s indirect ownership percentage in the Operating Partnership increased from 30.2% to 31.2%.

During the quarter ended June 30, 2019, in connection with the Company’s issuance of Class A shares under the ATM program, the Operating Partnership issued 2.1 million Operating Partnership units to the Company. As a result, MGP’s indirect ownership percentage in the Operating Partnership increased from 31.2% to 31.7%.

Accumulated Other Comprehensive Income. Comprehensive income includes net income and all other non-shareholder changes in equity, or other comprehensive income. Elements of the Company’s accumulated other comprehensive income are reported in the accompanying condensed consolidated statement of shareholders’ equity. The following table summarizes the changes in accumulated other comprehensive income by component for the six months ended June 30, 2019:

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at December 31, 2018	$4,208	$—	$4,208
Other comprehensive income before reclassifications	(42,773)	—	(42,773)
Amounts reclassified from accumulated other comprehensive income to interest expense	(3,614)	—	(3,614)
Empire City Transaction	—	(195)	(195)
Class A share issuances	—	669	669
Park MGM Transaction	—	(16)	(16)
Northfield OpCo Transaction	—	2	2
Other comprehensive income	(46,387)	460	(45,927)
Less: Other comprehensive loss attributable to noncontrolling interest	32,023	—	32,023
Balance at June 30, 2019	$(10,156)	$460	$(9,696)

MGP dividends and Operating Partnership distributions. On July 15, 2019, the Company paid the previously announced $0.4675 per Class A share dividend upon receipt of its share of the Operating Partnership $0.4675 distribution made the same day. Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share amounts)
Numerator:
Income from continuing operations	$67,769	$48,059	$117,917	$106,228
Income from continuing operations attributable to noncontrolling interest	(45,911)	(34,913)	(80,886)	(77,252)
Income from continuing operations attributable to Class A shares - basic and diluted	21,858	13,146	37,031	28,976
Income from discontinued operations	—	—	16,216	—
Income from discontinued operations attributable to noncontrolling interest	—	—	(11,434)	—
Income from discontinued operations attributable to Class A shares - basic and diluted	—	—	4,782	—
Net income attributable to Class A shares - basic and diluted	$21,858	$13,146	$41,813	$28,976
Denominator:
Weighted average Class A shares outstanding (1) - basic	91,011,559	70,993,091	87,544,627	70,982,243
Effect of dilutive shares for diluted net income per Class A share (2) (3)	196,839	191,905	228,087	176,342
Weighted average Class A shares outstanding (1) - diluted	91,208,398	71,184,996	87,772,714	71,158,585

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share amounts)
Numerator:
Income from continuing operations	$67,769	$48,059	$117,917	$106,228
Income from discontinued operations	—	—	16,216	—
Net income - basic and diluted	$67,769	$48,059	$134,133	$106,228
Denominator:
Weighted average Operating Partnership units outstanding (1) - basic	290,714,102	266,127,214	289,537,067	266,116,366
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	196,839	191,905	228,087	176,342
Weighted average Operating Partnership units outstanding (1) - diluted	290,910,941	266,319,119	289,765,154	266,292,708

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

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and June 30, 2018 are presented below.

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

CONSOLIDATING BALANCE SHEET INFORMATION

	June 30, 2019
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$529	$—	$10,975,470	$—	$10,975,999
Lease incentive asset	—	—	537,191	—	537,191
Cash and cash equivalents	53,566	—	—	—	53,566
Tenant and other receivables, net	106	—	—	—	106
Intercompany	1,406,515	—	—	(1,406,515)	—
Prepaid expenses and other assets	13,292	—	10,461	—	23,753
Investments in subsidiaries	9,988,144	—	—	(9,988,144)	—
Above market lease, asset	—	—	42,227	—	42,227
Operating lease right-of-use assets	510	—	279,456	—	279,966
Total assets	$11,462,662	$—	$11,844,805	$(11,394,659)	$11,912,808
Debt, net	4,852,524	—	—	—	4,852,524
Due to MGM Resorts International and affiliates	74	—	—	—	74
Intercompany	—	—	1,406,515	(1,406,515)	—
Accounts payable, accrued expenses and other liabilities	42,076	—	269	—	42,345
Accrued interest	44,275	—	—	—	44,275
Dividend and distribution payable	136,671	—	—	—	136,671
Deferred revenue	—	—	84,146	—	84,146
Deferred income taxes, net	—	—	29,721	—	29,721
Operating lease liabilities	510	—	336,010	—	336,520
Total liabilities	5,076,130	—	1,856,661	(1,406,515)	5,526,276
General partner	—	—	—	—	—
Limited partners	6,386,532	—	9,988,144	(9,988,144)	6,386,532
Total partners' capital	6,386,532	—	9,988,144	(9,988,144)	6,386,532
Total liabilities and partners’ capital	$11,462,662	$—	$11,844,805	$(11,394,659)	$11,912,808

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$572	$—	$10,505,557	$—	$10,506,129
Cash and cash equivalents	3,995	—	—	—	3,995
Tenant and other receivables, net	26	—	7,642	—	7,668
Intercompany	841,179	—	—	(841,179)	—
Prepaid expenses and other assets	34,813	—	—	—	34,813
Investments in subsidiaries	9,790,350	—	—	(9,790,350)	—
Above market lease, asset	—	—	43,014	—	43,014
Assets held for sale	—	—	355,688	—	355,688
Total assets	$10,670,935	$—	$10,911,901	$(10,631,529)	$10,951,307
Debt, net	4,666,949	—	—	—	4,666,949
Due to MGM Resorts International and affiliates	227	—	—	—	227
Intercompany	—	—	841,179	(841,179)	—
Accounts payable, accrued expenses and other liabilities	13,102	—	7,694	—	20,796
Above market lease, liability	—	—	46,181	—	46,181
Accrued interest	26,096	—	—	—	26,096
Dividend and distribution payable	119,055	—	—	—	119,055
Deferred revenue	—	—	163,926	—	163,926
Deferred income taxes, net	—	—	33,634	—	33,634
Liabilities related to assets held for sale	—	—	28,937	—	28,937
Total liabilities	4,825,429	—	1,121,551	(841,179)	5,105,801
General partner	—	—	—	—	—
Limited partners	5,845,506	—	9,790,350	(9,790,350)	5,845,506
Total partners' capital	5,845,506	—	9,790,350	(9,790,350)	5,845,506
Total liabilities and partners’ capital	$10,670,935	$—	$10,911,901	$(10,631,529)	$10,951,307

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2019
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$219,846	$—	$219,846
Tenant reimbursements and other	—	—	5,913	—	5,913
	—	—	225,759	—	225,759
Expenses
Depreciation	22	—	79,521	—	79,543
Property transactions, net	—	—	310	—	310
Ground lease and other reimbursable expenses	—	—	5,920	—	5,920
Acquisition-related expenses	267	—	—	—	267
General and administrative	3,691	—	—	—	3,691
	3,980	—	85,751	—	89,731
	(3,980)	—	140,008	—	136,028
Equity in earnings of subsidiaries	137,732	—	—	(137,732)	—
Other income (expense)
Interest income	102	—	—	—	102
Interest expense	(63,977)	—	—	—	(63,977)
Other	(363)	—	—	—	(363)
	(64,238)	—	—	—	(64,238)
Income before income taxes	69,514	—	140,008	(137,732)	71,790
Provision for income taxes	(1,745)	—	(2,276)	—	(4,021)
Net income	$67,769	$—	$137,732	$(137,732)	$67,769

Other comprehensive income
Net income	$67,769	$—	$137,732	$(137,732)	$67,769
Unrealized loss on cash flow hedges, net	(30,775)	—	—	—	(30,775)
Comprehensive income	$36,994	$—	$137,732	$(137,732)	$36,994

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$186,563	$—	$186,563
Tenant reimbursements and other	—	—	33,827	—	33,827
	—	—	220,390	—	220,390
Expenses
Depreciation	15	—	67,459	—	67,474
Property transactions, net	—	—	14,426	—	14,426
Ground lease and other reimbursable expenses	—	—	32,907	—	32,907
Amortization of above market lease, net	—	—	172	—	172
Acquisition-related expenses	2,131	—	—	—	2,131
General and administrative	2,755	—	—	—	2,755
	4,901	—	114,964	—	119,865
	(4,901)	—	105,426	—	100,525
Equity in earnings of subsidiaries	104,163	—	—	(104,163)	—
Other income (expense)
Interest income	1,278	—	—	—	1,278
Interest expense	(49,276)	—	—	—	(49,276)
Other	(3,205)	—	—	—	(3,205)
	(51,203)	—	—	—	(51,203)
Income before income taxes	48,059	—	105,426	(104,163)	49,322
Provision for income taxes	—	—	(1,263)	—	(1,263)
Net income	$48,059	$—	$104,163	$(104,163)	$48,059

Other comprehensive income
Net income	$48,059	$—	$104,163	$(104,163)	$48,059
Unrealized gain on cash flow hedges, net	6,281	—	—	—	6,281
Comprehensive income	$54,340	$—	$104,163	$(104,163)	$54,340

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Six Months Ended June 30, 2019
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$416,728	$—	$416,728
Tenant reimbursements and other	—	—	12,454	—	12,454
	—	—	429,182	—	429,182
Expenses
Depreciation	43	—	151,062	—	151,105
Property transactions, net	—	—	1,423	—	1,423
Ground lease and other reimbursable expenses	—	—	11,840	—	11,840
Acquisition-related expenses	8,799	—	—	—	8,799
General and administrative	7,829	—	—	—	7,829
	16,671	—	164,325	—	180,996
	(16,671)	—	264,857	—	248,186
Equity in earnings of subsidiaries	273,409	—	—	(273,409)	—
Other income (expense)
Interest income	7,565	—	—	(5,617)	1,948
Interest expense	(127,925)	—	(5,617)	5,617	(127,925)
Other	(500)	—	—	—	(500)
	(120,860)	—	(5,617)	—	(126,477)
Income from continuing operations before income taxes	135,878	—	259,240	(273,409)	121,709
Provision for income taxes	(1,745)	—	(2,047)	—	(3,792)
Income from continuing operations, net of tax	134,133	—	257,193	(273,409)	117,917
Income from discontinued operations, net of tax	—	—	16,216	—	16,216
Net income	$134,133	$—	$273,409	$(273,409)	$134,133

Other comprehensive income
Net income	$134,133	$—	$273,409	$(273,409)	$134,133
Unrealized loss on cash flow hedges, net	(46,387)	—	—	—	(46,387)
Comprehensive income	$87,746	$—	$273,409	$(273,409)	$87,746

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Six Months Ended June 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$373,126	$—	$373,126
Tenant reimbursements and other	—	—	63,103	—	63,103
	—	—	436,229	—	436,229
Expenses
Depreciation	42	—	136,423	—	136,465
Property transactions, net	—	—	18,512	—	18,512
Ground lease and other reimbursable expenses	—	—	61,267	—	61,267
Amortization of above market lease, net	—	—	343	—	343
Acquisition-related expenses	2,672	—	—	—	2,672
General and administrative	6,663	—	—	—	6,663
	9,377	—	216,545	—	225,922
	(9,377)	—	219,684	—	210,307
Equity in earnings of subsidiaries	217,190	—	—	(217,190)	—
Other income (expense)
Interest income	2,310	—	—	—	2,310
Interest expense	(98,506)	—	—	—	(98,506)
Other	(5,389)	—	—	—	(5,389)
	(101,585)	—	—	—	(101,585)
Income before income taxes	106,228	—	219,684	(217,190)	108,722
Provision for income taxes	—	—	(2,494)	—	(2,494)
Net income	$106,228	$—	$217,190	$(217,190)	$106,228

Other comprehensive income
Net income	$106,228	$—	$217,190	$(217,190)	$106,228
Unrealized gain on cash flow hedges, net	22,636	—	—	—	22,636
Comprehensive income	$128,864	$—	$217,190	$(217,190)	$128,864

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2019
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(685,188)	$—	$441,198	$—	$(243,990)
Cash flows from investing activities
Proceeds from Northfield OpCo Transaction	3,779	—	—	—	3,779
Net cash provided by (used in) investing activities - continuing operations	3,779	—	—	—	3,779
Cash flows from financing activities
Net repayments under bank credit facility	(559,250)	—	—	—	(559,250)
Proceeds from issuance of debt	750,000	—	—	—	750,000
Deferred financing costs	(9,983)	—	—	—	(9,983)
Repayment of assumed bridge facility	(245,950)	—	—	—	(245,950)
Issuance of Operating Partnership units	613,299	—	—	—	613,299
Distributions paid	(258,334)	—	—	—	(258,334)
Cash received by Parent on behalf of Guarantor Subsidiaries, net	441,198	—	(441,198)	—	—
Net cash provided by (used in) financing activities	730,980	—	(441,198)	—	289,782
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	—	15,591	—	15,591
Cash flows used in investing activities, net	—	—	(12)	—	(12)
Cash flows used in financing activities, net	—	—	(37,900)	—	(37,900)
Net cash used in discontinued operations	—	—	(22,321)	—	(22,321)
Change in cash and cash equivalents classified as assets held for sale	—	—	(22,321)	—	(22,321)
Cash and cash equivalents
Net increase for the period	49,571	—	—	—	49,571
Balance, beginning of period	3,995	—	—	—	3,995
Balance, end of period	$53,566	$—	$—	$—	$53,566

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(97,428)	$—	$381,761	$—	$284,333
Cash flows from investing activities
Capital expenditures for property and equipment	(190)	—	—	—	(190)
Net cash used in investing activities	(190)	—	—	—	(190)
Cash flows from financing activities
Deferred financing costs	(17,490)	—	—	—	(17,490)
Repayment of debt principal	(13,000)	—	—	—	(13,000)
Distributions paid	(223,466)	—	—	—	(223,466)
Cash received by Parent on behalf of Guarantor Subsidiaries	381,761	—	(381,761)	—	—
Net cash provided by (used in) financing activities	127,805	—	(381,761)	—	(253,956)
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	—	—	—	—
Cash flows used in investing activities, net	—	—	—	—	—
Cash flows used in financing activities, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	—	—
Change in cash and cash equivalents classified as assets held for sale	—	—	—	—	—
Cash and cash equivalents
Net increase for the period	30,187	—	—	—	30,187
Balance, beginning of period	259,722	—	—	—	259,722
Balance, end of period	$289,909	$—	$—	$—	$289,909

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
This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this quarterly report on Form 10-Q, our quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, filed with the SEC on May 7, 2019 and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2018, which were included in our annual report on Form 10-K, filed with the SEC on February 27, 2019.
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
We generate all of our revenues by leasing our real estate properties through a wholly owned subsidiary of the Operating Partnership (the “Landlord”), to a subsidiary of MGM (the “Tenant”), which pursuant to the master lease agreement (“Master Lease”) requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years (other than with respect to MGM National Harbor, as described further in Note 5 of the accompanying financial statements) with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Base rent and percentage rent that are known at the lease commencement date will be recorded on a straight-line basis over 30 years, which represents the initial ten-year non-cancelable lease term and all four five-year renewal terms under the Master Lease, as we have determined such renewal terms to be reasonably assured.
Additionally, we expect to grow our portfolio through acquisitions with third parties and with MGM. In pursuing external growth initiatives, we will generally seek to acquire properties that can generate stable rental revenue through long-term, triple-net leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions.
As of June 30, 2019, our portfolio consisted of eleven premier destination resorts in Las Vegas and elsewhere across the United States, MGM Northfield Park in Northfield, Ohio, Empire Resort Casino in Yonkers, New York, as well as a retail and entertainment district, The Park in Las Vegas.

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
Our taxable REIT subsidiary (“TRS”) that owned the Hard Rock Rocksino Northfield Park (the “Rocksino”) liquidated on April 1, 2019. Concurrently, a subsidiary of MGM acquired the membership interests of Northfield Park Associates, LLC, (“Northfield”), the entity that formerly owned the real estate assets and operations of the Rocksino, and the Company retained the real estate assets. Subsequently, MGM rebranded the operations it acquired (“Northfield OpCo”) to MGM Northfield Park, which was then added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment to MGP increased by $60 million. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022. Northfield OpCo is presented as discontinued operations in our condensed consolidated statements of operations for all periods presented and the related operating assets and liabilities are presented as assets held for sale and liabilities related to assets held for sale in our condensed consolidated balance sheet as of December 31, 2018. Refer to Note 3 of the accompanying financial statements for additional discussion.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total revenues	$225,759	$220,390	$429,182	$436,229
Expenses	89,731	119,865	180,996	225,922
Income from continuing operations, net of tax	67,769	48,059	117,917	106,228
Income from discontinued operations, net of tax	—	—	16,216	—
Net income attributable to Class A shareholders	21,858	13,146	41,813	28,976
Revenues

Rental revenue. Rental revenues, including tenant reimbursements and other, for the three months ended June 30, 2019 and June 30, 2018 were $225.8 million and $220.4 million, respectively. The $5.4 million, or 2.5%, increase was due primarily to an increase in rental revenues, excluding the below lease incentive amortization, of $38.3 million for the three months ended June 30, 2019 as a result of the Empire City Transaction in January 2019, the Park MGM Transaction in March 2019 and the addition of MGM Northfield Park to the Master Lease in April 2019, offset by a $24.3 million decrease in reimbursed revenues as we no longer recognize reimbursed revenue for property taxes in accordance with the adoption of ASC 842 on January 1, 2019 and a $5.0 million decrease in current quarter revenues for the amortization of the lease incentive asset recorded as part of the Park MGM Transaction.

Rental revenues, including tenant reimbursements and other, for the six months ended June 30, 2019 and June 30, 2018 were $429.2 million and $436.2 million, respectively. The $7.0 million, or 1.6%, decrease is primarily due to a $46.8 million decrease in reimbursed revenues as we no longer recognize reimbursed revenue for property taxes in accordance with the adoption of ASC 842 on January 1, 2019 as well as a $6.4 million decrease in current year revenues for the amortization of the lease incentive asset recorded as part of the Park MGM Transaction, offset by an increase in rental revenues, excluding the above lease incentive amortization, of $50.0 million for the six months ended June 30, 2019 as a result of the Empire City Transaction in January 2019, the Park MGM Transaction in March 2019 and the addition of MGM Northfield Park to the Master Lease in April 2019.
Expenses
Depreciation. Depreciation expense for the three months ended June 30, 2019 and June 30, 2018 was $79.5 million and $67.5 million, respectively. Depreciation expense for the six months ended June 30, 2019 and June 30, 2018 was $151.1 million and $136.5 million, respectively. The $12.1 million, or 17.9%, increase for the quarterly period and the $14.6 million, or 10.7%, increase for the year-to-date period were both primarily due to the acquisitions of MGM Northfield Park in July 2018 and Empire City in January 2019.
Property transactions, net. Property transactions, net for the three months ended June 30, 2019 and June 30, 2018 were $0.3 million and $14.4 million, respectively. Property transactions, net for the six months ended June 30, 2019 and June 30, 2018 were $1.4 million and $18.5 million, respectively. Property transactions, net in all periods relate to normal losses on the disposition of assets recognized during the quarters and fluctuate year over year based on the timing of our disposition of assets.

Ground lease and other reimbursable expenses. Ground lease and other reimbursable expenses for the three months ended June 30, 2019 and June 30, 2018 were $5.9 million and $32.9 million, respectively. The $27.0 million, or 82.0%, decrease is primarily due to a $24.3 million decrease reflecting the adoption of ASC 842 effective January 1, 2019, under which we no longer recognize the reimbursable expenses paid by the Tenant under the Master Lease.

Ground lease and other reimbursable expenses for the six months ended June 30, 2019 and June 30, 2018 were $11.8 million and $61.3 million, respectively. The $49.4 million, or 80.7%, decrease is primarily due to a $46.8 million decrease reflecting the adoption of ASC 842 effective January 1, 2019, under which we no longer recognize the reimbursable expenses paid by the Tenant under the Master Lease.
Acquisition-related expenses. Acquisition-related expenses for the three months ended June 30, 2019 and June 30, 2018 were $0.3 million and $2.1 million, respectively. The $1.9 million, or 87.5%, decrease is primarily due to expenses incurred relating to the Northfield acquisition in 2018. Acquisition-related expenses for the six months ended June 30, 2019 and June 30, 2018 were $8.8 million and $2.7 million, respectively. The $6.1 million, or 229.3%, increase primarily relates to expenses incurred to acquire the real estate assets of Empire City in January 2019.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2019 and June 30, 2018 were $3.7 million and $2.8 million, respectively. General and administrative expenses for the six months ended June 30, 2019 and June 30, 2018 were $7.8 million and $6.7 million, respectively. The $0.9 million, or 34.0%, increase for the three months ended June 30, 2019 as well as the $1.2 million, or 17.5%, increase for the six months ended June 30, 2019 were primarily due to an increase in compensation related expenses.

Other Expenses
Other expenses for the three months ended June 30, 2019 and June 30, 2018 were $64.2 million and $51.2 million, respectively, and for the six months ended June 30, 2019 and June 30, 2018 were $126.5 million and $101.6 million, respectively. The $13.0 million, or 25.5%, increase for the quarterly period and the $24.9 million, or 24.5%, increase for the year-to-date period were both primarily related to an increase of interest expense on the senior secured credit facility and senior notes, which primarily related to the draws on the revolver prior to June 30, 2019, the $200 million draw on the Term Loan A in July 2018, and the $750 million 5.75% senior notes issued in January 2019.

Discontinued Operations

Income from discontinued operations, net of tax for the six months ended June 30, 2019 was $16.2 million and is attributable to Northfield OpCo. See Note 3 of the accompanying financial statements for additional discussion. There was no income from discontinued operations, net of tax for the three months ended June 30, 2019, the three months ended June 30, 2018, or the six months ended June 30, 2018.

Provision for Income Taxes

Our effective tax rate on income from continuing operations was 5.6% and 3.1% for the three and six months ended June 30, 2019, respectively, compared to 2.6% and 2.3% for the three and six months ended June 30, 2018, respectively. The increased rates were primarily a result of tax consequences related to the liquidation of the TRS. Refer to Note 2 of the accompanying financial statements for additional discussion.

Non-GAAP Measures

Unless otherwise indicated, our non-GAAP measures discussed herein are related to our continuing operations and not our discontinued operations, assets held for sale, nor liabilities related to assets held for sale. Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus depreciation, as defined by the National Association of Real Estate Investment Trusts.

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs and cash flow hedges; non-cash compensation expense; straight-line rent (which is defined as the difference between contractual rent and cash rent payments, excluding lease incentive asset amortization); amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; provision for income taxes related to the REIT and other, net - discontinued operations.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net); real estate depreciation; amortization of financing costs and cash flow hedges; non-cash compensation expense; straight-line rent; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; other, net - discontinued operations; interest income; interest expense (including amortization of financing costs and cash flow hedges) and provision for income taxes.

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

The following table provides a reconciliation of the Company’s consolidated net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$67,769	$48,059	$134,133	$106,228
Real estate depreciation	79,543	67,474	151,105	136,465
Property transactions, net	310	14,426	1,423	18,512
Funds From Operations	147,622	129,959	286,661	261,205
Amortization of financing costs and cash flow hedges	3,366	3,216	6,647	6,325
Non-cash compensation expense	524	556	1,089	940
Straight-line rent	11,664	5,103	18,119	6,799
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	4,753	—	5,218	—
Acquisition-related expenses	267	2,131	8,799	2,672
Non-cash ground lease rent, net	259	172	519	343
Other expenses	363	3,205	500	5,389
Provision for income taxes - REIT	4,021	1,263	3,792	2,494
Other, net - discontinued operations	—	—	3,707	—
Adjusted Funds From Operations	172,839	145,605	335,051	286,167
Interest income	(102)	(1,278)	(1,948)	(2,310)
Interest expense	63,977	49,276	127,925	98,506
Amortization of financing costs and cash flow hedges	(3,366)	(3,216)	(6,647)	(6,325)
Provision for income taxes - discontinued operations	—	—	2,890	—
Adjusted EBITDA	$233,348	$190,387	$457,271	$376,038

Liquidity and Capital Resources

Rental revenue is our primary source of cash and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to MGP and MGM. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $53.6 million in cash and cash equivalents held by the Operating Partnership as of June 30, 2019, expected cash flows from operations, and $1.4 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of June 30, 2019. See Note 6 to the accompanying financial statements for a description of our principal debt arrangements.
Summary of Cash Flows
Net cash used in operating activities for the six months ended June 30, 2019 was $244.0 million and net cash provided by operating activities for the six months ended June 30, 2018 was $284.3 million. The decrease in cash generated from operating activities was primarily due to the Park MGM Transaction in March 2019, for which we paid a cash lease incentive of $605.6 million to a subsidiary of MGM and amended the Master Lease, as further described in Note 5 within our accompanying financial statements. This decrease was partially offset with an increase in cash rental payments of $52.5 million as a result of the Empire City Transaction, the Park MGM Transaction, the Northfield real estate assets being added to the Master Lease, and the impact of the 2.0% fixed annual rent escalator that went into effect on April 1, 2019, partially offset by an increase in cash paid for interest.
Net cash provided by investing activities for the six months ended June 30, 2019 was $3.8 million related to proceeds from the Northfield OpCo Transaction. There was $0.2 million net cash used in investing activities for the six months ended June 30, 2018 related to capital expenditures at our corporate offices.
Net cash provided by financing activities for the six months ended June 30, 2019 was $289.8 million, which was primarily attributable to our issuance of $750 million in aggregate principal amount of 5.75% senior notes due 2027, our offering of 19.6 million Class A shares in a registered public offering for which we received net proceeds of $548.4 million, and our offering of 2.1 million Class A shares under our “at-the-market” (“ATM”) equity distribution program for which we received net proceeds of $64.9 million, partially offset by repayments of our revolving credit facility of approximately of $550 million, net, our repayment of approximately $246 million of assumed indebtedness from the Empire City Transaction, and our $258.3 million of distributions and dividends. Net cash used in financing activities for the six months ended June 30, 2018 was $254.0 million which was primarily attributable to our payment of $223.5 million of distributions and dividends and costs related to amending our senior credit facilities.
Net cash used in operating, financing and investing activities for our discontinued operations for the six months ended June 30, 2019 was $22.3 million, which was entirely due to the operations of the Northfield OpCo.
Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP within the six months ended June 30, 2019 and June 30, 2018. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date
(in thousands, except per unit and per share amount)
2019
March 15, 2019	March 29, 2019	$0.4650	April 15, 2019
June 14, 2019	June 28, 2019	$0.4675	July 15, 2019

2018
March 15, 2018	March 30, 2018	$0.4200	April 15, 2018
June 15, 2018	June 29, 2018	$0.4300	July 16, 2018

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

At-The-Market Program
Our ATM program allows us to offer and sell up to an aggregate sales price of $300 million of our Class A shares through our sales agents at prevailing market prices or agreed-upon prices. During the quarter ended June 30, 2019, we issued 2.1 million Class A shares for which we received net proceeds of approximately $64.9 million. As of June 30, 2019, approximately $234 million remains available to be issued under the program.
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

Leases

The majority of our revenues are derived from rent under the Master Lease. The lease accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. Upon entry into any amendment to the Master Lease, we assess whether the amendment is accounted for as a lease modification or a new lease. This further determines whether the extent to which we need to perform lease classification testing to determine if the lease is a finance or operating lease. The lease classification test requires judgments which include, among other things, the fair value of the assets, the residual value of the assets at the end of the lease term, the estimated remaining economic life of the assets, and the likelihood of the Tenant exercising renewal options.

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

To manage our exposure to changes in LIBOR rates, as of June 30, 2019, we have interest rate swap agreements where the Company pays a weighted average fixed rate of 1.844% on a total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor.

The Operating Partnership entered into additional interest rate swaps in December 2018 and June 2019. The December 2018 interest rate swaps have a notional amount of $400 million on which it will pay a fixed rate of 2.735% with a variable rate received resetting monthly to the one-month LIBOR with a floor of 0% and an effective date of December 31, 2019. The June 2019 interest rate swaps have a notional amount of $900 million on which it will pay a weighted average fixed rate of 1.801% with the variable rate resetting monthly to the one-month LIBOR with a floor of 0%, and have an effective date of November 30, 2021.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of June 30, 2019, long-term variable rate borrowings including impact from our swap agreements, represented approximately 21.6% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $11 million based on gross amounts outstanding at June 30, 2019 and taking into account the interest rate swap agreements currently effective. The following table provides information about the maturities of our long-term debt subject to changes in interest rates.

	Debt maturing in							Fair Value June 30,
	2019	2020	2021	2022	2023	Thereafter	Total	2019
	(in millions)
Fixed-rate	$—	$—	$—	$—	$—	$2,650.0	$2,650.0	$2,789.0
Average interest rate	N/A	N/A	N/A	N/A	N/A	5.300%	5.300%
Variable rate	$15.1	$30.2	$30.3	$30.3	$447.4	$1,706.6	$2,259.9	$2,245.2
Average interest rate	4.305%	4.305%	4.305%	4.305%	4.163%	4.402%	4.350%
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

•
MGP’s sole material assets are Operating Partnership units representing 31.7% of the ownership interests in the Operating Partnership, as of June 30, 2019, over which we have operating control through our ownership of its general partner.

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

•	Legislative or other actions affecting REITs could have a negative effect on us.

•	The anticipated benefits of any future acquisitions may not be realized fully and may take longer to realize than expected.
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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2019, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the registered offerings of 2.1 million Class A shares under the Company’s ATM program for the three months ended June 30, 2019, the Operating Partnership issued 2.1 million Operating Partnership units to the Company pursuant to an applicable exemption form, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Item 6.    Exhibits

10.1
Fifth Amendment to Master Lease Agreement, dated as of April 1, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2019)

10.2	Employment Agreement of James C. Stewart, effective as of May 1, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 20, 2019) †

10.3	Employment Agreement of Andy H. Chien, effective as of May 1, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 20, 2019) †

31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Exhibits 32.1, 32.2, 32.3 and 32.4 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†	Denotes a management contract of compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties LLC

Date: August 6, 2019	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2019		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: August 6, 2019	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2019		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)