Form 10-Q
period 2019-09-30
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2019-11-05
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

MGM Growth Properties LLC     Yes ☐ No  ☒
MGM Growth Properties Operating Partnership LP      Yes ☐ No  ☒

As of November 1, 2019, 95,806,597 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust (“REIT”), and the owner of the sole general partner of the Operating Partnership. As of September 30, 2019, MGP owned approximately 32.3% of the Operating Partnership units, each such unit representing limited partnership interests in the Operating Partnership (“Operating Partnership units”). The remaining approximately 67.7% of the Operating Partnership’s units are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate investments, net	$10,894,121	$10,506,129
Lease incentive asset	532,186	—
Cash and cash equivalents	153,526	3,995
Tenant and other receivables, net	463	7,668
Prepaid expenses and other assets	27,413	34,813
Above market lease, asset	41,834	43,014
Operating lease right-of-use assets	280,020	—
Assets held for sale	—	355,688
Total assets	$11,929,563	$10,951,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Debt, net	$4,847,408	$4,666,949
Due to MGM Resorts International and affiliates	298	227
Accounts payable, accrued expenses and other liabilities	59,937	20,796
Above market lease, liability	—	46,181
Accrued interest	37,407	26,096
Dividend and distribution payable	138,730	119,055
Deferred revenue	95,306	163,926
Deferred income taxes, net	29,721	33,634
Operating lease liabilities	336,452	—
Liabilities related to assets held for sale	—	28,937
Total liabilities	5,545,259	5,105,801
Commitments and contingencies (Note 11)
Shareholders’ equity
Class A shares: no par value, 1,000,000,000 shares authorized, 95,468,067 and 70,911,166 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	2,307,463	1,712,671
Accumulated deficit	(216,824)	(150,908)
Accumulated other comprehensive income (loss)	(16,129)	4,208
Total Class A shareholders’ equity	2,074,510	1,565,971
Noncontrolling interest	4,309,794	4,279,535
Total shareholders’ equity	6,384,304	5,845,506
Total liabilities and shareholders’ equity	$11,929,563	$10,951,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$219,847	$186,564	$636,575	$559,690
Tenant reimbursements and other	6,164	30,095	18,618	93,198
Total revenues	226,011	216,659	655,193	652,888

Expenses
Depreciation	71,957	63,468	223,062	199,933
Property transactions, net	9,921	339	11,344	18,851
Ground lease and other reimbursable expenses	5,920	29,168	17,760	90,435
Amortization of above market lease, net	—	171	—	514
Acquisition-related expenses	92	1,931	8,891	4,603
General and administrative	4,476	3,358	12,305	10,021
Total expenses	92,366	98,435	273,362	324,357

Other income (expense)
Interest income	241	163	2,189	2,473
Interest expense	(63,048)	(58,743)	(190,973)	(157,249)
Other	(306)	(1,020)	(806)	(6,409)
	(63,113)	(59,600)	(189,590)	(161,185)
Income from continuing operations before income taxes	70,532	58,624	192,241	167,346
Provision for income taxes	(1,979)	(2,650)	(5,771)	(5,144)
Income from continuing operations, net of tax	68,553	55,974	186,470	162,202
Income from discontinued operations, net of tax (Note 3)	—	13,949	16,216	13,949
Net income	68,553	69,923	202,686	176,151
Less: Net income attributable to noncontrolling interest	(46,038)	(50,439)	(138,358)	(127,691)
Net income attributable to Class A shareholders	$22,515	$19,484	$64,328	$48,460

Weighted average Class A shares outstanding:
Basic	93,165,443	71,005,052	89,440,552	70,991,129
Diluted	93,322,940	71,201,791	89,645,109	71,174,270

Income from continuing operations per Class A share (basic)	$0.24	$0.22	$0.67	$0.63
Income from discontinued operations per Class A share (basic)	—	0.05	0.05	0.05
Net income per Class A share (basic)	$0.24	$0.27	$0.72	$0.68

Income from continuing operations per Class A share (diluted)	$0.24	$0.22	$0.67	$0.63
Income from discontinued operations per Class A share (diluted)	—	0.05	0.05	0.05
Net income per Class A share (diluted)	$0.24	$0.27	$0.72	$0.68
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$68,553	$69,923	$202,686	$176,151
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges	(19,270)	4,736	(65,657)	27,372
Other comprehensive income (loss)	(19,270)	4,736	(65,657)	27,372
Comprehensive income	49,283	74,659	137,029	203,523
Less: Comprehensive income attributable to noncontrolling interests	(33,001)	(53,912)	(93,298)	(147,767)
Comprehensive income attributable to Class A shareholders	$16,282	$20,747	$43,731	$55,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$202,686	$176,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net	(16,216)	(13,949)
Depreciation	223,062	199,933
Property transactions, net	11,344	18,851
Amortization of deferred financing costs and debt discount	9,602	9,391
Loss on retirement of debt	—	2,736
Non-cash ground lease, net	778	514
Deemed contributions - tax sharing agreement	5,599	4,912
Straight-line rental revenues, excluding amortization of lease incentive asset	29,783	14,657
Amortization of lease incentive asset	11,355	—
Amortization of deferred revenue on non-normal tenant improvements	(1,636)	(2,762)
Share-based compensation	1,608	1,516
Deferred income taxes	(3,913)	2,848
Park MGM Transaction	(605,625)	—
Distributions received from discontinued operations and other	40,165	88
Changes in operating assets and liabilities:
Tenant and other receivables, net	(437)	550
Prepaid expenses and other assets	(222)	137
Due to MGM Resorts International and affiliates	71	(633)
Accounts payable, accrued expenses and other liabilities	(3,832)	67
Accrued interest	11,311	9,830
Net cash provided by (used in) operating activities - continuing operations	(84,517)	424,837
Cash flows from investing activities
Capital expenditures for property and equipment	—	(191)
Acquisition of Northfield	—	(1,068,337)
Proceeds from Northfield OpCo Transaction	3,779	—
Net cash provided by (used in) investing activities - continuing operations	3,779	(1,068,528)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	(566,813)	747,375
Proceeds from issuance of debt	750,000	—
Deferred financing costs	(9,983)	(17,490)
Repayment of assumed bridge facility	(245,950)	—
Proceeds from issuance of Class A shares, net	699,362	—
Dividends and distributions paid	(395,005)	(337,865)
Other	(1,342)	—
Net cash provided by financing activities - continuing operations	230,269	392,020

Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	15,591	8,250
Cash flows provided by (used in) investing activities, net	(12)	33,199
Cash flows used in financing activities, net	(37,900)	—
Net cash provided by (used in) discontinued operations	(22,321)	41,449

Change in cash and cash equivalents classified as assets held for sale	(22,321)	41,449

Cash and cash equivalents
Net increase (decrease) for the period	149,531	(251,671)
Balance, beginning of period	3,995	259,722
Balance, end of period	$153,526	$8,051
Supplemental cash flow disclosures
Interest paid	$169,646	$137,623
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$—	$18,172
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$138,730	$116,395
Empire City Transaction assets acquired	$625,000	$—
Redemption of Operating Partnership units relating to Northfield OpCo Transaction	$301,373	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2019	70,911	$—	$1,712,671	$(150,908)	$4,208	$1,565,971	$4,279,535	$5,845,506
Net income	—	—	—	19,955	—	19,955	46,409	66,364
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	1,345	1,345
Dividends and distributions declared ($0.4650 per Class A share)	—	—	—	(42,064)	—	(42,064)	(97,215)	(139,279)
Issuance of Class A shares	19,550	—	471,647	—	774	472,421	75,970	548,391
Empire City Transaction	—	—	23,940	—	(195)	23,745	355,305	379,050
Park MGM Transaction	—	—	2,512	—	(16)	2,496	29,379	31,875
Share-based compensation	—	—	164	—	—	164	401	565
Other comprehensive income - cash flow hedges	—	—	—	—	(4,717)	(4,717)	(10,895)	(15,612)
Other	—	—	(389)	—	—	(389)	(899)	(1,288)
Balance at March 31, 2019	90,461	$—	$2,210,545	$(173,017)	$54	$2,037,582	$4,679,335	$6,716,917
Net income	—	—	—	21,858	—	21,858	45,911	67,769
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	2,275	2,275
Dividends and distributions declared ($0.4675 per Class A share)	—	—	—	(43,310)	—	(43,310)	(93,361)	(136,671)
Issuance of Class A shares	2,101	—	52,294	—	(105)	52,189	12,719	64,908
Northfield OpCo Transaction	—	—	(27,441)	—	2	(27,439)	(271,518)	(298,957)
Share-based compensation	77	—	164	—	—	164	360	524
Other comprehensive income - cash flow hedges	—	—	—	—	(9,647)	(9,647)	(21,128)	(30,775)
Other	—	—	1,823	—	—	1,823	(1,281)	542
Balance at June 30, 2019	92,639	$—	$2,237,385	$(194,469)	$(9,696)	$2,033,220	$4,353,312	$6,386,532
Net income	—	—	—	22,515	—	22,515	46,038	68,553
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	1,979	1,979
Dividends and distributions declared ($0.4700 per Class A share)	—	—	—	(44,870)	—	(44,870)	(93,860)	(138,730)
Issuance of Class A shares	2,829	—	70,338	—	(200)	70,138	15,925	86,063
Share-based compensation	—	—	166	—	—	166	353	519
Other comprehensive income - cash flow hedges	—	—	—	—	(6,233)	(6,233)	(13,037)	(19,270)
Other	—	—	(426)	—	—	(426)	(916)	(1,342)
Balance at September 30, 2019	95,468	$—	$2,307,463	$(216,824)	$(16,129)	$2,074,510	$4,309,794	$6,384,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2018	70,897	$—	$1,716,490	$(94,948)	$3,108	$1,624,650	$4,443,089	$6,067,739
Net income	—	—	—	15,830	—	15,830	42,339	58,169
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	1,231	1,231
Dividends and distributions declared ($0.4200 per Class A share)	—	—	—	(29,777)	—	(29,777)	(81,956)	(111,733)
Share-based compensation	—	—	102	—	—	102	282	384
Other comprehensive income - cash flow hedges	—	—	—	—	4,358	4,358	11,997	16,355
Other	—	—	108	—	—	108	293	401
Balance at March 31, 2018	70,897	$—	$1,716,700	$(108,895)	$7,466	$1,615,271	$4,417,275	$6,032,546
Net income	—	—	—	13,146	—	13,146	34,913	48,059
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	1,263	1,263
Dividends and distributions declared ($0.4300 per Class A share)	—	—	—	(30,492)	—	(30,492)	(83,907)	(114,399)
Share-based compensation	—	—	149	—	—	149	407	556
Other comprehensive income - cash flow hedges	—	—	—	—	1,675	1,675	4,606	6,281
Other	14	—	237	—	—	237	(240)	(3)
Balance at June 30, 2018	70,911	$—	$1,717,086	$(126,241)	$9,141	$1,599,986	$4,374,317	$5,974,303
Net income	—	—	—	19,484	—	19,484	50,439	69,923
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	2,418	2,418
Dividends and distributions declared ($0.4375 per Class A share)	—	—	—	(31,024)	—	(31,024)	(85,371)	(116,395)
Share-based compensation	—	—	153	—	—	153	423	576
Other comprehensive income - cash flow hedges	—	—	—	—	1,263	1,263	3,473	4,736
Other	—	—	(5,426)	—	—	(5,426)	(14,932)	(20,358)
Balance at September 30, 2018	70,911	$—	$1,711,813	$(137,781)	$10,404	$1,584,436	$4,330,767	$5,915,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate investments, net	$10,894,121	$10,506,129
Lease incentive asset	532,186	—
Cash and cash equivalents	153,526	3,995
Tenant and other receivables, net	463	7,668
Prepaid expenses and other assets	27,413	34,813
Above market lease, asset	41,834	43,014
Operating lease right-of-use assets	280,020	—
Assets held for sale	—	355,688
Total assets	$11,929,563	$10,951,307
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,847,408	$4,666,949
Due to MGM Resorts International and affiliates	298	227
Accounts payable, accrued expenses and other liabilities	59,937	20,796
Above market lease, liability	—	46,181
Accrued interest	37,407	26,096
Distribution payable	138,730	119,055
Deferred revenue	95,306	163,926
Deferred income taxes, net	29,721	33,634
Operating lease liabilities	336,452	—
Liabilities related to assets held for sale	—	28,937
Total liabilities	5,545,259	5,105,801
Commitments and contingencies (Note 11)
Partners' capital
General partner	—	—
Limited partners: 295,170,610 and 266,045,289 Operating Partnership units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	6,384,304	5,845,506
Total partners' capital	6,384,304	5,845,506
Total liabilities and partners’ capital	$11,929,563	$10,951,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$219,847	$186,564	$636,575	$559,690
Tenant reimbursements and other	6,164	30,095	18,618	93,198
Total revenues	226,011	216,659	655,193	652,888

Expenses
Depreciation	71,957	63,468	223,062	199,933
Property transactions, net	9,921	339	11,344	18,851
Ground lease and other reimbursable expenses	5,920	29,168	17,760	90,435
Amortization of above market lease, net	—	171	—	514
Acquisition-related expenses	92	1,931	8,891	4,603
General and administrative	4,476	3,358	12,305	10,021
Total expenses	92,366	98,435	273,362	324,357

Other income (expense)
Interest income	241	163	2,189	2,473
Interest expense	(63,048)	(58,743)	(190,973)	(157,249)
Other	(306)	(1,020)	(806)	(6,409)
	(63,113)	(59,600)	(189,590)	(161,185)
Income from continuing operations before income taxes	70,532	58,624	192,241	167,346
Provision for income taxes	(1,979)	(2,650)	(5,771)	(5,144)
Income from continuing operations, net of tax	68,553	55,974	186,470	162,202
Income from discontinued operations, net of tax (Note 3)	—	13,949	16,216	13,949
Net income	$68,553	$69,923	$202,686	$176,151

Weighted average Operating Partnership units outstanding:
Basic	292,867,986	266,139,175	290,661,305	266,125,252
Diluted	293,025,483	266,335,914	290,865,862	266,308,393

Income from continuing operations per Operating Partnership unit (basic)	$0.23	$0.21	$0.64	$0.61
Income from discontinued operations per Operating Partnership unit (basic)	—	0.05	0.06	0.05
Net income per Operating Partnership unit (basic)	$0.23	$0.26	$0.70	$0.66

Income from continuing operations per Operating Partnership unit (diluted)	$0.23	$0.21	$0.64	$0.61
Income from discontinued operations per Operating Partnership unit (diluted)	—	0.05	0.06	0.05
Net income per Operating Partnership unit (diluted)	$0.23	$0.26	$0.70	$0.66
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$68,553	$69,923	$202,686	$176,151
Unrealized gain (loss) on cash flow hedges	(19,270)	4,736	(65,657)	27,372
Comprehensive income	$49,283	$74,659	$137,029	$203,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$202,686	$176,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net	(16,216)	(13,949)
Depreciation	223,062	199,933
Property transactions, net	11,344	18,851
Amortization of deferred financing costs and debt discount	9,602	9,391
Loss on retirement of debt	—	2,736
Non-cash ground lease, net	778	514
Deemed contributions - tax sharing agreement	5,599	4,912
Straight-line rental revenues, excluding amortization of lease incentive asset	29,783	14,657
Amortization of lease incentive asset	11,355	—
Amortization of deferred revenue on non-normal tenant improvements	(1,636)	(2,762)
Share-based compensation	1,608	1,516
Deferred income taxes	(3,913)	2,848
Park MGM Transaction	(605,625)	—
Distributions received from discontinued operations and other	40,165	88
Changes in operating assets and liabilities:
Tenant and other receivables, net	(437)	550
Prepaid expenses and other assets	(222)	137
Due to MGM Resorts International and affiliates	71	(633)
Accounts payable, accrued expenses and other liabilities	(3,832)	67
Accrued interest	11,311	9,830
Net cash provided by (used in) operating activities - continuing operations	(84,517)	424,837
Cash flows from investing activities
Capital expenditures for property and equipment	—	(191)
Acquisition of Northfield	—	(1,068,337)
Proceeds from Northfield OpCo Transaction	3,779	—
Net cash provided by (used in) investing activities - continuing operations	3,779	(1,068,528)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	(566,813)	747,375
Proceeds from issuance of debt	750,000	—
Deferred financing costs	(9,983)	(17,490)
Repayment of assumed bridge facility	(245,950)	—
Issuance of Operating Partnership units	699,362	—
Distributions paid	(395,005)	(337,865)
Other	(1,342)	—
Net cash provided by financing activities - continuing operations	230,269	392,020

Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	15,591	8,250
Cash flows provided by (used in) investing activities, net	(12)	33,199
Cash flows used in financing activities, net	(37,900)	—
Net cash provided by (used in) discontinued operations	(22,321)	41,449

Change in cash and cash equivalents classified as assets held for sale	(22,321)	41,449

Cash and cash equivalents
Net increase (decrease) for the period	149,531	(251,671)
Balance, beginning of period	3,995	259,722
Balance, end of period	$153,526	$8,051
Supplemental cash flow disclosures
Interest paid	$169,646	$137,623
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$—	$18,172
Accrual of distribution payable to Operating Partnership unit holders	$138,730	$116,395
Empire City Transaction assets acquired	$625,000	$—
Redemption of Operating Partnership units relating to Northfield OpCo Transaction	$301,373	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2019	$—	$5,845,506	$5,845,506
Net income	—	66,364	66,364
Deemed contribution - tax sharing agreement	—	1,345	1,345
Distributions declared ($0.4650 per unit)	—	(139,279)	(139,279)
Issuance of Operating Partnership units	—	548,391	548,391
Empire City Transaction	—	379,050	379,050
Park MGM Transaction	—	31,875	31,875
Share-based compensation	—	565	565
Other comprehensive income - cash flow hedges	—	(15,612)	(15,612)
Other	—	(1,288)	(1,288)
Balance at March 31, 2019	$—	$6,716,917	$6,716,917
Net income	—	67,769	67,769
Deemed contribution - tax sharing agreement	—	2,275	2,275
Distributions declared ($0.4675 per unit)	—	(136,671)	(136,671)
Issuance of Operating Partnership units	—	64,908	64,908
Northfield OpCo Transaction	—	(298,957)	(298,957)
Share-based compensation	—	524	524
Other comprehensive income - cash flow hedges	—	(30,775)	(30,775)
Other	—	542	542
Balance at June 30, 2019	$—	$6,386,532	$6,386,532
Net income	—	68,553	68,553
Deemed contribution - tax sharing agreement	—	1,979	1,979
Distributions declared ($0.4700 per unit)	—	(138,730)	(138,730)
Issuance of Operating Partnership units	—	86,063	86,063
Share-based compensation	—	519	519
Other comprehensive income - cash flow hedges	—	(19,270)	(19,270)
Other	—	(1,342)	(1,342)
Balance at September 30, 2019	$—	$6,384,304	$6,384,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2018	$—	$6,067,739	$6,067,739
Net income	—	58,169	58,169
Deemed contribution - tax sharing agreement	—	1,231	1,231
Distributions declared ($0.4200 per unit)	—	(111,733)	(111,733)
Share-based compensation	—	384	384
Other comprehensive income - cash flow hedges	—	16,355	16,355
Other	—	401	401
Balance at March 31, 2018	$—	$6,032,546	$6,032,546
Net income	—	48,059	48,059
Deemed contribution - tax sharing agreement	—	1,263	1,263
Distributions declared ($0.4300 per unit)	—	(114,399)	(114,399)
Share-based compensation	—	556	556
Other comprehensive income - cash flow hedges	—	6,281	6,281
Other	—	(3)	(3)
Balance at June 30, 2018	$—	$5,974,303	$5,974,303
Net income	—	69,923	69,923
Deemed contribution - tax sharing agreement	—	2,418	2,418
Distributions declared ($0.4375 per unit)	—	(116,395)	(116,395)
Share-based compensation	—	576	576
Other comprehensive income - cash flow hedges	—	4,736	4,736
Other	—	(20,358)	(20,358)
Balance at September 30, 2018	$—	$5,915,203	$5,915,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware in October 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership” and, together with the Company, the “Registrants”), a Delaware limited partnership that was formed in January 2016 and acquired by MGP in April 2016. The Company elected to be treated as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2016.

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

    As of September 30, 2019, there were approximately 295.2 million Operating Partnership units outstanding in the Operating Partnership, of which MGM owned approximately 199.7 million, or 67.7%, and MGP owned the remaining 32.3%. MGM’s Operating Partnership units are exchangeable for Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. MGP’s independent conflicts committee determines the settlement method for any such exchanges. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights and is consolidated by MGM.

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

Northfield OpCo Transaction

On April 1, 2019, the Company transferred the membership interests of Northfield Park Associates, LLC (“Northfield”), the entity that formerly owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park in Northfield, Ohio, to a subsidiary of MGM and the Company retained the real estate assets. The Company’s taxable REIT subsidiary (“TRS”) that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded the operations it acquired (“Northfield OpCo”) to MGM Northfield Park, which was added to the existing Master Lease between the Landlord and Tenant. Refer to Note 3 for additional details on the Northfield OpCo Transaction and Note 5 for further discussion on the Master Lease.
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
Variable Interest Entities. The condensed consolidated financial statements of MGP include the accounts of the Operating Partnership, a variable interest entity (“VIE”) of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The condensed consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, the Landlord, which owns the real estate, a VIE of which the Operating Partnership is the primary beneficiary. As of September 30, 2019, on a consolidated basis, the Landlord had total assets of $11.8 billion primarily related to its real estate assets, and total liabilities of $462.5 million primarily related to its deferred revenue and operating lease liabilities.
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
MGM may tender its Operating Partnership units for redemption by the Operating Partnership in exchange for cash equal to the market price of MGP’s Class A shares at the time of redemption or for unregistered Class A shares on a one-for-one basis. Such election to pay cash or issue Class A shares to satisfy an Operating Partnership unitholder’s redemption request is solely within the control of MGP’s independent conflicts committee.

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
Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Non-Normal Tenant Improvements were $48.4 million at September 30, 2019.
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

Reportable segment. In connection with the Northfield OpCo Transaction on April 1, 2019, the Company transferred the Northfield Operations to a subsidiary of MGM, the Company retained the real estate, and the Company’s TRS that owned Northfield was liquidated immediately prior to the transfer. Consequently, the Company now solely generates revenue from its real estate properties. The Company’s real estate properties are similar to one another in that they consist of large-scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail, are held by a subsidiary of the Operating Partnership, have similar economic characteristics and are governed under a single Master Lease. As such, the properties are reported as one reportable segment.
Income tax provision. For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate on income from continuing operations was 2.8% and 3.0% for the three and nine months ended September 30, 2019, respectively, and 4.5% and 3.1% for the three and nine months ended September 30, 2018, respectively.

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

The Landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying financial statements as if the Landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the Landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the Landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return and, accordingly, the related income tax balances related to such taxes is reflected within noncontrolling interest within the accompanying financial statements. No amounts were due to MGM under the tax sharing agreement as of September 30, 2019 and December 31, 2018.

Prior to April 1, 2019, the Company’s TRS owned the real estate assets and operations of Northfield and the Company recorded a tax provision on the income from the TRS operations. In connection with the Northfield OpCo Transaction, the TRS was liquidated on April 1, 2019 and the Company transferred the Northfield operations to a subsidiary of MGM and the Company retained the real estate. Consequently, the Company does not provide a tax provision on TRS operations after April 1, 2019.
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

The Empire City Transaction was accounted for as a transaction between entities under common control and, therefore, the Company recorded the Empire City real estate assets at the carryover value of $625.0 million from MGM with the difference between the purchase price and carrying value of assets, which was approximately $9.4 million, recorded as a reduction to additional paid-in-capital.

Northfield Acquisition and Northfield OpCo Transaction

On July 6, 2018 the TRS completed its acquisition of 100% of the membership interests of Northfield for a purchase price of approximately $1.1 billion. The Company recognized 100% of the assets and liabilities of Northfield at fair value at the date of the acquisition.

On April 1, 2019, the Company transferred Northfield OpCo to a subsidiary of MGM for fair value consideration of approximately $305.2 million consisting primarily of approximately 9.4 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and the Company retained the real estate assets. The Company’s TRS that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded Northfield OpCo to MGM Northfield Park, which was then added to the existing Master Lease between the Landlord and Tenant. Refer to Note 5 for further discussion on the Master Lease.

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

The Company’s results for Northfield OpCo for the three and nine months ended September 30, 2018 and the nine months ended September 30, 2019 are reflected in discontinued operations on the consolidated statement of operations and the related assets and liabilities have been reclassified as assets held for sale and liabilities related to assets held for sale on the consolidated balance sheet on a retrospective basis. The retained MGM Northfield Park real estate assets have been retrospectively reclassified into real estate investments, net. The major classes of assets and liabilities of the Northfield OpCo presented as assets and liabilities related to assets held for sale as of December 31, 2018 were as follows:

December 31, 2018
Assets held for sale	(in thousands)
Property and equipment, used in operations, net	$20,391
Cash and cash equivalents	55,822
Tenant and other receivables, net	7,322
Prepaid expenses and other assets	3,024
Goodwill	17,915
Other intangible assets, net	251,214
Assets held for sale	$355,688

Liabilities related to assets held for sale
Due to MGM Resorts International and affiliates	$80
Accounts payable, accrued expenses and other liabilities	28,806
Deferred revenue	51
Liabilities related to assets held for sale	$28,937

The results of the Northfield OpCo discontinued operations are summarized as follows:

	Nine Months Ended September 30,	Three and Nine Months Ended September 30,
	2019 (1)	2018 (2)

Total revenues	$67,841	$65,562
Total expenses	(48,735)	(48,997)
Income from discontinued operations before income taxes	19,106	16,565
Provision for income taxes	(2,890)	(2,616)
Income from discontinued operations, net of tax	16,216	13,949
Less: Income attributable to noncontrolling interests - discontinued operations	(11,434)	(10,231)
Income from discontinued operations attributable to Class A shareholders	$4,782	$3,718

(1) There was no income from discontinued operations for the three months ended September 30, 2019.
(2) As Northfield was acquired on July 6, 2018, the results of the Northfield OpCo discontinued operations are the same for both the three and nine months ended September 30, 2018.
NOTE 4 — REAL ESTATE INVESTMENTS
The carrying value of real estate investments is as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Land	$4,631,013	$4,536,013
Buildings, building improvements, land improvements and integral equipment	9,281,926	8,782,321
	13,912,939	13,318,334
Less: Accumulated depreciation	(3,018,818)	(2,812,205)
	$10,894,121	$10,506,129

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
Straight-line rental revenues from the Master Lease, which includes the lease incentive asset amortization, were $219.8 million and $636.6 million for the three and nine months ended September 30, 2019, respectively, and were $186.6 million and $559.7 million for the three and nine months ended September 30, 2018, respectively. The Company also recognized revenue related to tenant reimbursements and other of $6.2 million and $18.6 million for the three and nine months ended September 30, 2019, respectively, and $30.1 million and $93.2 million for the three and nine months ended September 30, 2018, respectively.
Under the Master Lease, future non-cancelable minimum rental cash payments, which are the payments under the initial 10-year term through April 30, 2026 and do not include the four five-year renewal options and, with respect to National Harbor, through August 31, 2024, are as follows as of September 30, 2019:

Year ending December 31,	(in thousands)
2019	$236,515
2020	958,894
2021	976,262
2022	912,751
2023	890,126
Thereafter	1,922,713
$5,897,261

Lessee Leases. The Company is a lessee of land underlying Borgata, MGM National Harbor, and Beau Rivage, and also a lessee, to a lesser extent, of certain real estate under operating lease arrangements. The Company is obligated to make lease payments through the non-cancelable term of the ground leases, which is through 2066 for Beau Rivage, through 2070 for Borgata, and through 2082 for MGM National Harbor. These ground leases will be paid by the Tenant pursuant to the Master Lease through 2046 (including renewal periods). Components of lease expense for the three and nine months ended September 30, 2019 include operating lease cost of $5.9 million and $17.9 million, respectively. Other information related to the Company’s operating leases was as follows (in thousands, except for lease term and discount rate information):

Supplemental balance sheet information	Balance at September 30, 2019
Operating lease right-of-use assets	$280,020
Operating lease liabilities	336,452
Weighted-average remaining lease term (years)	59
Weighted-average discount rate (%)	7%

Maturities of operating lease liabilities were as follows:

Year ending December 31,	(in thousands)
2019 (excluding the nine months ended September 30, 2019)	$4,541
2020	21,113
2021	24,996
2022	25,015
2023	24,875
Thereafter	1,357,650
Total future minimum lease payments	1,458,190
Less: Amount of lease payments representing interest	(1,121,738)
Total	$336,452

NOTE 6 — DEBT
Debt consists of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$467,063	$470,000
Senior secured term loan B facility	1,785,250	1,799,125
Senior secured revolving credit facility	—	550,000
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
$750 million 5.75% senior notes, due 2027	750,000	—
$350 million 4.50% senior notes, due 2028	350,000	350,000
	4,902,313	4,719,125
Less: Unamortized discount and debt issuance costs	(54,905)	(52,176)
	$4,847,408	$4,666,949

Operating Partnership credit agreement. At September 30, 2019, the Operating Partnership senior credit facility consisted of a $467 million term loan A facility, a $1.8 billion term loan B facility, and a $1.4 billion revolving credit facility. At September 30, 2019, no amounts were drawn on the revolving credit facility. At September 30, 2019, the interest rate on each of the term loan A facility and the term loan B facility was 4.04%. The Operating Partnership was in compliance with its financial covenants at September 30, 2019.
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
Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $5.1 billion at September 30, 2019 and $4.5 billion at December 31, 2018. Fair value was estimated using quoted prices for identical or similar liabilities in markets that are not active (level 2 inputs).
Deferred financing costs.  The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $3.2 million and $9.6 million during the three and nine months ended September 30, 2019, respectively. The

Company recognized non-cash interest expense related to the amortization of deferred financing costs of $3.3 million and $9.4 million during the three and nine months ended September 30, 2018, respectively.

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps, summarized in the table below, to mitigate the interest rate risk inherent in its senior credit facility. As of September 30, 2019, the Operating Partnership pays a weighted average fixed rate of 1.707% on a total notional amount of $1.5 billion.

Notional Amount	Weighted Average Fixed Rate	Fair Value Asset (Liability)	Effective Date	Maturity Date
(in thousands, except percentages)
$300,000	1.158%	$3,393	September 6, 2019	December 31, 2024

$1,200,000	1.844%	$(9,926)	May 3, 2017	November 30, 2021
400,000	2.252%	(31,370)	October 1, 2019	December 31, 2029
900,000	1.801%	(13,274)	November 30, 2021	December 31, 2024
		$(54,570)

In June 2019, the Operating Partnership entered into interest rate swap agreements, effective November 30, 2021, that will mature in December 2024 with a combined notional amount of $900 million. The weighted average fixed rate paid under the swap agreements is 1.801% and the variable rate received resets monthly to the one-month LIBOR with no minimum floor.

In September 2019, the Operating Partnership entered into an interest rate swap agreement, effective September 6, 2019, that will mature in December 2024 with a notional amount of $300 million. The fixed rate paid under the swap agreement is 1.158% and the variable rate received resets monthly to the one-month LIBOR with no minimum floor.

In September 2019, the Operating Partnership modified and extended certain of its existing interest rate swaps with a combined notional amount of $400 million, effective October 1, 2019. The weighted average fixed rate paid under the modified swap agreements is 2.252% and the variable rate received resets monthly to the one-month LIBOR with no minimum floor. The maturity date was extended to December 2029.

As of September 30, 2019, and December 31, 2018, all of the Company’s derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting. The Company expects to have variable rate debt outstanding for the duration and amount of its interest rate swap agreements. As of September 30, 2019, the fair values of the Company's interest rate swaps were $3.4 million recorded as an asset within prepaid expenses and other assets, and $54.6 million recorded as a liability within accounts payable, accrued expenses, and other liabilities. As of December 31, 2018, the fair values of the Company’s interest rate swaps were $20.5 million, recorded as an asset within prepaid expenses and other assets, and $5.6 million, recorded as a liability within accounts payable, accrued expenses and other liabilities.
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

On April 30, 2019, the Company entered into an “at-the-market-offering” (“ATM”) program where the Company can offer and sell up to an aggregate sales price of $300 million of MGP’s Class A shares through its sales agents at prevailing market prices or agreed-upon prices. During the three months ended September 30, 2019, the Company issued 2.8 million Class A shares under the program for net proceeds of approximately $86.1 million. During the nine months ended September 30, 2019, the Company issued 4.9 million Class A shares under the program for net proceeds of approximately $151.0 million.

Operating Partnership capital. On January 29, 2019, in connection with the Empire City Transaction, the Operating Partnership issued 12.9 million Operating Partnership units to a subsidiary of MGM and MGP’s indirect ownership percentage in the Operating Partnership decreased from 26.7% to 25.4%.

On January 31, 2019, in connection with the Company’s registered offering of Class A shares, the Operating Partnership issued 19.6 million Operating Partnership units to the Company and MGP’s indirect ownership percentage in the Operating Partnership increased from 25.4% to 30.3%.

On March 7, 2019, in connection with the Park MGM Transaction, the Operating Partnership issued 1.0 million Operating Partnership units to a subsidiary of MGM and MGP’s indirect ownership percentage in the Operating Partnership decreased from 30.3% to 30.2%.

On April 1, 2019, in connection with the Northfield OpCo Transaction, 9.4 million Operating Partnership units were redeemed by the Operating Partnership and MGP’s indirect ownership percentage in the Operating Partnership increased from 30.2% to 31.2%.

During the three and nine months ended September 30, 2019, in connection with the Company’s issuance of Class A shares under the ATM program, the Operating Partnership issued 2.8 million and 4.9 million Operating Partnership units to the Company, respectively. MGP’s indirect ownership percentage in the Operating Partnership as of September 30, 2019 was 32.3%.

Accumulated Other Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) and all other non-shareholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive income (loss) are reported in the accompanying condensed consolidated statement of shareholders’ equity. The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2019:

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at January 1, 2019	$4,208	$—	$4,208
Other comprehensive loss before reclassifications	(13,765)	—	(13,765)
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,847)	—	(1,847)
Empire City Transaction	—	(195)	(195)
Class A share issuances	—	774	774
Park MGM Transaction	—	(16)	(16)
Other comprehensive income (loss)	(15,612)	563	(15,049)
Less: Other comprehensive loss attributable to noncontrolling interest	10,895	—	10,895
Balance at March 31, 2019	(509)	563	54
Other comprehensive loss before reclassifications	(29,008)	—	(29,008)
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,767)	—	(1,767)
Class A share issuances	—	(105)	(105)
Northfield OpCo Transaction	—	2	2
Other comprehensive loss	(30,775)	(103)	(30,878)
Less: Other comprehensive loss attributable to noncontrolling interest	21,128	—	21,128
Balance at June 30, 2019	(10,156)	460	(9,696)
Other comprehensive loss before reclassifications	(17,989)	—	(17,989)
Amounts reclassified from accumulated other comprehensive loss to interest expense	(1,281)	—	(1,281)
Class A share issuances	—	(200)	(200)
Other comprehensive loss	(19,270)	(200)	(19,470)
Less: Other comprehensive loss attributable to noncontrolling interest	13,037	—	13,037
Balance at September 30, 2019	$(16,389)	$260	$(16,129)

MGP dividends and Operating Partnership distributions. On October 15, 2019, the Company paid a dividend of $0.4700 per Class A share upon receipt of its share of the Operating Partnership’s distribution of $0.4700 per unit made the same day. Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share amounts)
Numerator:
Income from continuing operations	$68,553	$55,974	$186,470	$162,202
Income from continuing operations attributable to noncontrolling interest	(46,038)	(40,208)	(126,924)	(117,460)
Income from continuing operations attributable to Class A shares - basic and diluted	22,515	15,766	59,546	44,742
Income from discontinued operations	—	13,949	16,216	13,949
Income from discontinued operations attributable to noncontrolling interest	—	(10,231)	(11,434)	(10,231)
Income from discontinued operations attributable to Class A shares - basic and diluted	—	3,718	4,782	3,718
Net income attributable to Class A shares - basic and diluted	$22,515	$19,484	$64,328	$48,460
Denominator:
Weighted average Class A shares outstanding (1) - basic	93,165,443	71,005,052	89,440,552	70,991,129
Effect of dilutive shares for diluted net income per Class A share (2) (3)	157,497	196,739	204,557	183,141
Weighted average Class A shares outstanding (1) - diluted	93,322,940	71,201,791	89,645,109	71,174,270

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share amounts)
Numerator:
Income from continuing operations	$68,553	$55,974	$186,470	$162,202
Income from discontinued operations	—	13,949	16,216	13,949
Net income - basic and diluted	$68,553	$69,923	$202,686	$176,151
Denominator:
Weighted average Operating Partnership units outstanding (1) - basic	292,867,986	266,139,175	290,661,305	266,125,252
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	157,497	196,739	204,557	183,141
Weighted average Operating Partnership units outstanding (1) - diluted	293,025,483	266,335,914	290,865,862	266,308,393

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

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and September 30, 2018 are presented below.

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

CONSOLIDATING BALANCE SHEET INFORMATION

	September 30, 2019
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$507	$—	$10,893,614	$—	$10,894,121
Lease incentive asset	—	—	532,186	—	532,186
Cash and cash equivalents	153,526	—	—	—	153,526
Tenant and other receivables, net	463	—	—	—	463
Intercompany	1,169,999	—	—	(1,169,999)	—
Prepaid expenses and other assets	15,730	—	11,683	—	27,413
Investments in subsidiaries	10,126,379	—	—	(10,126,379)	—
Above market lease, asset	—	—	41,834	—	41,834
Operating lease right-of-use assets	477	—	279,543	—	280,020
Total assets	$11,467,081	$—	$11,758,860	$(11,296,378)	$11,929,563
Debt, net	4,847,408	—	—	—	4,847,408
Due to MGM Resorts International and affiliates	298	—	—	—	298
Intercompany	—	—	1,169,999	(1,169,999)	—
Accounts payable, accrued expenses and other liabilities	58,457	—	1,480	—	59,937
Accrued interest	37,407	—	—	—	37,407
Dividend and distribution payable	138,730	—	—	—	138,730
Deferred revenue	—	—	95,306	—	95,306
Deferred income taxes, net	—	—	29,721	—	29,721
Operating lease liabilities	477	—	335,975	—	336,452
Total liabilities	5,082,777	—	1,632,481	(1,169,999)	5,545,259
General partner	—	—	—	—	—
Limited partners	6,384,304	—	10,126,379	(10,126,379)	6,384,304
Total partners' capital	6,384,304	—	10,126,379	(10,126,379)	6,384,304
Total liabilities and partners’ capital	$11,467,081	$—	$11,758,860	$(11,296,378)	$11,929,563

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$572	$—	$10,505,557	$—	$10,506,129
Cash and cash equivalents	3,995	—	—	—	3,995
Tenant and other receivables, net	26	—	7,642	—	7,668
Intercompany	841,179	—	—	(841,179)	—
Prepaid expenses and other assets	34,813	—	—	—	34,813
Investments in subsidiaries	9,790,350	—	—	(9,790,350)	—
Above market lease, asset	—	—	43,014	—	43,014
Assets held for sale	—	—	355,688	—	355,688
Total assets	$10,670,935	$—	$10,911,901	$(10,631,529)	$10,951,307
Debt, net	4,666,949	—	—	—	4,666,949
Due to MGM Resorts International and affiliates	227	—	—	—	227
Intercompany	—	—	841,179	(841,179)	—
Accounts payable, accrued expenses and other liabilities	13,102	—	7,694	—	20,796
Above market lease, liability	—	—	46,181	—	46,181
Accrued interest	26,096	—	—	—	26,096
Dividend and distribution payable	119,055	—	—	—	119,055
Deferred revenue	—	—	163,926	—	163,926
Deferred income taxes, net	—	—	33,634	—	33,634
Liabilities related to assets held for sale	—	—	28,937	—	28,937
Total liabilities	4,825,429	—	1,121,551	(841,179)	5,105,801
General partner	—	—	—	—	—
Limited partners	5,845,506	—	9,790,350	(9,790,350)	5,845,506
Total partners' capital	5,845,506	—	9,790,350	(9,790,350)	5,845,506
Total liabilities and partners’ capital	$10,670,935	$—	$10,911,901	$(10,631,529)	$10,951,307

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2019
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$219,847	$—	$219,847
Tenant reimbursements and other	—	—	6,164	—	6,164
Total revenues	—	—	226,011	—	226,011

Expenses
Depreciation	22	—	71,935	—	71,957
Property transactions, net	—	—	9,921	—	9,921
Ground lease and other reimbursable expenses	—	—	5,920	—	5,920
Acquisition-related expenses	92	—	—	—	92
General and administrative	4,476	—	—	—	4,476
Total expenses	4,590	—	87,776	—	92,366

Equity in earnings of subsidiaries	136,256	—	—	(136,256)	—
Other income (expense)
Interest income	241	—	—	—	241
Interest expense	(63,048)	—	—	—	(63,048)
Other	(306)	—	—	—	(306)
	(63,113)	—	—	—	(63,113)
Income before income taxes	68,553	—	138,235	(136,256)	70,532
Provision for income taxes	—	—	(1,979)	—	(1,979)
Net income	$68,553	$—	$136,256	$(136,256)	$68,553

Other comprehensive income
Net income	$68,553	$—	$136,256	$(136,256)	$68,553
Unrealized loss on cash flow hedges, net	(19,270)	—	—	—	(19,270)
Comprehensive income	$49,283	$—	$136,256	$(136,256)	$49,283

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$186,564	$—	$186,564
Tenant reimbursements and other	—	—	30,095	—	30,095
Total revenues	—	—	216,659	—	216,659

Expenses
Depreciation	45	—	63,423	—	63,468
Property transactions, net	—	—	339	—	339
Ground lease and other reimbursable expenses	—	—	29,168	—	29,168
Amortization of above market lease, net	—	—	171	—	171
Acquisition-related expenses	1,931	—	—	—	1,931
General and administrative	3,358	—	—	—	3,358
Total expenses	5,334	—	93,101	—	98,435

Equity in earnings of subsidiaries	129,568	—	—	(129,568)	—
Other income (expense)
Interest income	5,452	—	—	(5,289)	163
Interest expense	(58,743)	—	(5,289)	5,289	(58,743)
Other	(1,020)	—	—	—	(1,020)
	(54,311)	—	(5,289)	—	(59,600)
Income from continuing operations before income taxes	69,923	—	118,269	(129,568)	58,624
Provision for income taxes	—	—	(2,650)	—	(2,650)
Income from continuing operations, net of tax	69,923	—	115,619	(129,568)	55,974
Income from discontinued operations, net of tax	—	—	13,949	—	13,949
Net income	$69,923	$—	$129,568	$(129,568)	$69,923

Other comprehensive income
Net income	$69,923	$—	$129,568	$(129,568)	$69,923
Unrealized gain on cash flow hedges, net	4,736	—	—	—	4,736
Comprehensive income	$74,659	$—	$129,568	$(129,568)	$74,659

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Nine Months Ended September 30, 2019
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$636,575	$—	$636,575
Tenant reimbursements and other	—	—	18,618	—	18,618
Total revenues	—	—	655,193	—	655,193

Expenses
Depreciation	65	—	222,997	—	223,062
Property transactions, net	—	—	11,344	—	11,344
Ground lease and other reimbursable expenses	—	—	17,760	—	17,760
Acquisition-related expenses	8,891	—	—	—	8,891
General and administrative	12,305	—	—	—	12,305
Total expenses	21,261	—	252,101	—	273,362

Equity in earnings of subsidiaries	409,665	—	—	(409,665)	—
Other income (expense)
Interest income	7,806	—	—	(5,617)	2,189
Interest expense	(190,973)	—	(5,617)	5,617	(190,973)
Other	(806)	—	—	—	(806)
	(183,973)	—	(5,617)	—	(189,590)
Income from continuing operations before income taxes	204,431	—	397,475	(409,665)	192,241
Provision for income taxes	(1,745)	—	(4,026)	—	(5,771)
Income from continuing operations, net of tax	202,686	—	393,449	(409,665)	186,470
Income from discontinued operations, net of tax	—	—	16,216	—	16,216
Net income	$202,686	$—	$409,665	$(409,665)	$202,686

Other comprehensive income
Net income	$202,686	$—	$409,665	$(409,665)	$202,686
Unrealized loss on cash flow hedges, net	(65,657)	—	—	—	(65,657)
Comprehensive income	$137,029	$—	$409,665	$(409,665)	$137,029

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Nine Months Ended September 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$559,690	$—	$559,690
Tenant reimbursements and other	—	—	93,198	—	93,198
Total revenues	—	—	652,888	—	652,888

Expenses
Depreciation	87	—	199,846	—	199,933
Property transactions, net	—	—	18,851	—	18,851
Ground lease and other reimbursable expenses	—	—	90,435	—	90,435
Amortization of above market lease, net	—	—	514	—	514
Acquisition-related expenses	4,603	—	—	—	4,603
General and administrative	10,021	—	—	—	10,021
Total expenses	14,711	—	309,646	—	324,357

Equity in earnings of subsidiaries	346,758	—	—	(346,758)	—
Other income (expense)
Interest income	7,762	—	—	(5,289)	2,473
Interest expense	(157,249)	—	(5,289)	5,289	(157,249)
Other	(6,409)	—	—	—	(6,409)
	(155,896)	—	(5,289)	—	(161,185)
Income from continuing operations before income taxes	176,151	—	337,953	(346,758)	167,346
Provision for income taxes	—	—	(5,144)	—	(5,144)
Income from continuing operations, net of tax	176,151	—	332,809	(346,758)	162,202
Income from discontinued operations, net of tax	—	—	13,949	—	13,949
Net income	$176,151	$—	$346,758	$(346,758)	$176,151

Other comprehensive income
Net income	$176,151	$—	$346,758	$(346,758)	$176,151
Unrealized gain on cash flow hedges, net	27,372	—	—	—	27,372
Comprehensive income	$203,523	$—	$346,758	$(346,758)	$203,523

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2019
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(762,230)	$—	$677,713	$—	$(84,517)
Cash flows from investing activities
Proceeds from Northfield OpCo Transaction	3,779	—	—	—	3,779
Net cash provided by investing activities	3,779	—	—	—	3,779
Cash flows from financing activities
Net repayments under bank credit facility	(566,813)	—	—	—	(566,813)
Proceeds from issuance of debt	750,000	—	—	—	750,000
Deferred financing costs	(9,983)	—	—	—	(9,983)
Repayment of assumed bridge facility	(245,950)	—	—	—	(245,950)
Issuance of Operating Partnership units	699,362	—	—	—	699,362
Distributions paid	(395,005)	—	—	—	(395,005)
Cash received by Parent on behalf of Guarantor Subsidiaries, net	677,713	—	(677,713)	—	—
Other	(1,342)	—	—	—	(1,342)
Net cash provided by (used in) financing activities	907,982	—	(677,713)	—	230,269
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	—	15,591	—	15,591
Cash flows used in investing activities, net	—	—	(12)	—	(12)
Cash flows used in financing activities, net	—	—	(37,900)	—	(37,900)
Net cash used in discontinued operations	—	—	(22,321)	—	(22,321)
Change in cash and cash equivalents classified as assets held for sale	—	—	(22,321)	—	(22,321)
Cash and cash equivalents
Net increase for the period	149,531	—	—	—	149,531
Balance, beginning of period	3,995	—	—	—	3,995
Balance, end of period	$153,526	$—	$—	$—	$153,526

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(149,511)	$—	$574,348	$—	$424,837
Cash flows from investing activities
Capital expenditures for property and equipment	(191)	—	—	—	(191)
Acquisition of Northfield	(1,068,337)	—	—		(1,068,337)
Net cash used in investing activities	(1,068,528)	—	—	—	(1,068,528)
Cash flows from financing activities
Net borrowings under bank credit facility	747,375	—	—	—	747,375
Deferred financing costs	(17,490)	—	—	—	(17,490)
Distributions paid	(337,865)	—	—	—	(337,865)
Cash received by Parent on behalf of Guarantor Subsidiaries	574,348	—	(574,348)	—	—
Net cash provided by (used in) financing activities	966,368	—	(574,348)	—	392,020
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	—	8,250	—	8,250
Cash flows provided by investing activities, net	—	—	33,199	—	33,199
Cash flows used in financing activities, net	—	—	—	—	—
Net cash provided by discontinued operations	—	—	41,449	—	41,449
Cash flows from discontinued operations, net
Change in cash and cash equivalents classified as assets held for sale	—	—	41,449	—	41,449
Cash and cash equivalents
Net decrease for the period	(251,671)	—	—	—	(251,671)
Balance, beginning of period	259,722	—	—	—	259,722
Balance, end of period	$8,051	$—	$—	$—	$8,051

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
This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this quarterly report on Form 10-Q, our quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, filed with the SEC on May 7, 2019, our quarterly report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 6, 2019, the audited consolidated financial statements and notes for the fiscal year ended December 31, 2018, which were included in our annual report on Form 10-K, filed with the SEC on February 27, 2019, and the audited and consolidated financial statements and notes for the fiscal year ended December 31, 2018, as retrospectively recasted for discontinued operations, which were filed on current report on Form 8-K filed with the SEC on August 16, 2019.
Executive Overview
MGP is one of the leading publicly traded REITs engaged in the acquisition, ownership and leasing of large-scale destination entertainment and leisure properties, whose tenants generally offer diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail offerings.
MGP is a limited liability company that was formed in Delaware in October 2015. We conduct our operations through the Operating Partnership, a Delaware limited partnership formed in January 2016, which became a subsidiary of MGP in April 2016. We elected to be treated as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2016.
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
As of September 30, 2019, our portfolio consisted of eleven premier destination resorts in Las Vegas and elsewhere across the United States, MGM Northfield Park in Northfield, Ohio, Empire Resort Casino in Yonkers, New York, as well as a retail and entertainment district, The Park in Las Vegas.

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
On April 1, 2019, we transferred the membership interests of Northfield Park Associates, LLC, (“Northfield”), the entity that formerly owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park, to a subsidiary of MGM and the Company retained the real estate assets. Our taxable REIT subsidiary (“TRS”) that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded the operations it acquired (“Northfield OpCo”) to MGM Northfield Park, which was then added to the existing Master Lease between the Landlord and Tenant. As a result, the annual rent payment to MGP increased by $60 million. Consistent with the Master Lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022. Northfield OpCo is presented as discontinued operations in our condensed consolidated statements of operations for all periods presented and the related operating assets and liabilities are presented as assets held for sale and liabilities related to assets held for sale in our condensed consolidated balance sheet as of December 31, 2018. Refer to Note 3 of the accompanying financial statements for additional discussion.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total revenues	$226,011	$216,659	$655,193	$652,888
Total expenses	92,366	98,435	273,362	324,357
Income from continuing operations, net of tax	68,553	55,974	186,470	162,202
Income from discontinued operations, net of tax	—	13,949	16,216	13,949
Net income	68,553	69,923	202,686	176,151
Net income attributable to Class A shareholders	22,515	19,484	64,328	48,460
Revenues

Rental revenue. Rental revenues, including tenant reimbursements and other, for the three months ended September 30, 2019 and September 30, 2018 were $226.0 million and $216.7 million, respectively. The $9.4 million, or 4.3%, increase was due primarily to an increase in rental revenues, excluding the lease incentive amortization, of $38.3 million for the three months ended September 30, 2019 as a result of the Empire City Transaction in January 2019, the Park MGM Transaction in March 2019 and the addition of MGM Northfield Park to the Master Lease in April 2019. The increase was offset by a $23.5 million decrease in reimbursed revenues as we no longer recognize reimbursed revenue for property taxes in accordance with the adoption of ASC 842 on January 1, 2019 and a $5.0 million decrease in current quarter revenues for the amortization of the lease incentive asset recorded as part of the Park MGM Transaction.

Rental revenues, including tenant reimbursements and other, for the nine months ended September 30, 2019 and September 30, 2018 were $655.2 million and $652.9 million, respectively. The $2.3 million, or 0.4%, increase is due primarily to an increase in rental revenues, excluding the lease incentive amortization, of $88.2 million for the nine months ended September 30, 2019 as a result of the Empire City Transaction in January 2019, the Park MGM Transaction in March 2019 and the addition of MGM Northfield Park to the Master Lease in April 2019. The increase was offset by a $73.2 million decrease in reimbursed revenues as we no longer recognize reimbursed revenue for property taxes in accordance with the adoption of ASC 842 on January 1, 2019 and a $11.4 million decrease in current year revenues for the amortization of the lease incentive asset recorded as part of the Park MGM Transaction.
Expenses
Depreciation. Depreciation expense for the three months ended September 30, 2019 and September 30, 2018 was $72.0 million and $63.5 million, respectively. The $8.5 million, or 13.4%, increase for the quarterly period primarily relates to the acquisition of Empire City in January 2019. Depreciation expense for the nine months ended September 30, 2019 and September 30, 2018 was $223.1 million and $199.9 million, respectively. The $23.1 million, or 11.6%, increase for the year-to-date period were both primarily due to the acquisitions of MGM Northfield Park in July 2018 and Empire City in January 2019.
Property transactions, net. Property transactions, net for the three months ended September 30, 2019 and September 30, 2018 were $9.9 million and $0.3 million, respectively. Property transactions, net for the nine months ended September 30, 2019 and September 30, 2018 were $11.3 million and $18.9 million, respectively. Property transactions, net in all periods relate to normal losses on the disposition of assets recognized during the quarters and fluctuate year over year based on the timing of our disposition of assets.
Ground lease and other reimbursable expenses. Ground lease and other reimbursable expenses for the three months ended September 30, 2019 and September 30, 2018 were $5.9 million and $29.2 million, respectively. The $23.2 million, or 79.7%, decrease is primarily due to a $23.5 million decrease reflecting the adoption of ASC 842 effective January 1, 2019, under which we no longer recognize the reimbursable expenses paid by the Tenant under the Master Lease.

Ground lease and other reimbursable expenses for the nine months ended September 30, 2019 and September 30, 2018 were $17.8 million and $90.4 million, respectively. The $72.7 million, or 80.4%, decrease is primarily due to a $73.2 million decrease reflecting the adoption of ASC 842 effective January 1, 2019, under which we no longer recognize the reimbursable expenses paid by the Tenant under the Master Lease.
Acquisition-related expenses. Acquisition-related expenses for the three months ended September 30, 2019 and September 30, 2018 were $0.1 million and $1.9 million, respectively. The $1.8 million, or 95.2%, decrease is primarily due to expenses incurred relating to the Northfield acquisition in 2018. Acquisition-related expenses for the nine months ended September 30, 2019 and September 30, 2018 were $8.9 million and $4.6 million, respectively. The $4.3 million, or 93.2%, increase primarily relates to expenses incurred in the current year to acquire the real estate assets of Empire City in January 2019 offset by expenses incurred in the prior year relating to the Northfield acquisition.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2019 and September 30, 2018 were $4.5 million and $3.4 million, respectively. General and administrative expenses for the nine months ended September 30, 2019 and September 30, 2018 were $12.3 million and $10.0 million, respectively. The $1.1 million, or 33.3%, increase for the three months ended September 30, 2019 as well as the $2.3 million, or 22.8%, increase for the nine months ended September 30, 2019 were primarily due to increased financial, administrative and operational support costs.

Other Expenses
Other expenses for the three months ended September 30, 2019 and September 30, 2018 were $63.1 million and $59.6 million, respectively, and for the nine months ended September 30, 2019 and September 30, 2018 were $189.6 million and $161.2 million, respectively. The $3.5 million, or 5.9%, increase for the quarterly period and the $28.4 million, or 17.6%, increase for the year-to-date period were both primarily related to an increase of interest expense on the senior notes, which primarily related to the $750 million 5.75% senior notes issued in January 2019.

Discontinued Operations

Income from discontinued operations, net of tax for the nine months ended September 30, 2019 was $16.2 million and is attributable to the Northfield OpCo. Income from discontinued operations, net of tax for the three and nine months ended September 30, 2018 was $13.9 million for both periods and is attributable to the Northfield OpCo. See Note 3 of the accompanying financial statements for additional discussion. There was no income from discontinued operations, net of tax for the three months ended September 30, 2019.

Provision for Income Taxes

Our effective tax rate on income from continuing operations was 2.8% and 3.0% for the three and nine months ended September 30, 2019, respectively, compared to 4.5% and 3.1% for the three and nine months ended September 30, 2018, respectively. The lower effective tax rate in 2019 is primarily due to additional operating income, not subject to federal or state income taxes, resulting from the Empire City Transaction, Park MGM Transaction and the addition of MGM Northfield Park to the Master Lease during the year, partially offset by the tax consequences of the liquidation of the TRS. Refer to Note 2 of the accompanying financial statements for additional discussion.

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

The following table provides a reconciliation of the Company’s consolidated net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$68,553	$69,923	$202,686	$176,151
Real estate depreciation	71,957	63,468	223,062	199,933
Property transactions, net	9,921	339	11,344	18,851
Funds From Operations	150,431	133,730	437,092	394,935
Amortization of financing costs and cash flow hedges	3,369	3,471	10,016	9,796
Non-cash compensation expense	519	576	1,608	1,516
Straight-line rental revenues, excluding lease incentive asset	11,664	5,096	29,783	11,895
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	4,501	—	9,719	—
Acquisition-related expenses	92	1,931	8,891	4,603
Non-cash ground lease rent, net	259	171	778	514
Other expenses	306	1,020	806	6,409
Provision for income taxes - REIT	1,979	2,650	5,771	5,144
Other, net - discontinued operations	—	5,602	3,707	5,602
Adjusted Funds From Operations	173,120	154,247	508,171	440,414
Interest income	(241)	(163)	(2,189)	(2,473)
Interest expense	63,048	58,743	190,973	157,249
Amortization of financing costs and cash flow hedges	(3,369)	(3,471)	(10,016)	(9,796)
Provision for income taxes - discontinued operations	—	2,616	2,890	2,616
Adjusted EBITDA	$232,558	$211,972	$689,829	$588,010

Liquidity and Capital Resources

Rental revenue is our primary source of cash and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to MGP and MGM. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $153.5 million in cash and cash equivalents held by the Operating Partnership as of September 30, 2019, expected cash flows from operations, and $1.4 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of September 30, 2019. See Note 6 to the accompanying financial statements for a description of our principal debt arrangements.
Summary of Cash Flows
Net cash used in operating activities for the nine months ended September 30, 2019 was $84.5 million and net cash provided by operating activities for the nine months ended September 30, 2018 was $424.8 million. The decrease in cash generated from operating activities was primarily due to the Park MGM Transaction in March 2019, for which we paid a cash lease incentive of $605.6 million to a subsidiary of MGM and amended the Master Lease, as further described in Note 5 within our accompanying financial statements, and an increase in cash paid for interest under our principal debt agreements. This decrease was partially offset with an increase in cash rental payments of $103.4 million as a result of the Empire City Transaction, the Park MGM Transaction, the Northfield real estate assets being added to the Master Lease, and the impact of the 2.0% fixed annual rent escalator that went into effect on April 1, 2019.

Net cash provided by investing activities for the nine months ended September 30, 2019 was $3.8 million related to proceeds from the Northfield OpCo Transaction. There was $1.07 billion net cash used in investing activities for the nine months ended September 30, 2018, primarily related to the acquisition of Northfield in July 2018.
Net cash provided by financing activities for the nine months ended September 30, 2019 was $230.3 million, which was primarily attributable to our issuance of $750 million in aggregate principal amount of 5.75% senior notes due 2027, our offering of 19.6 million Class A shares in a registered public offering for which we received net proceeds of $548.4 million, and our offering of 4.9 million Class A shares under our “at-the-market” (“ATM”) equity distribution program for which we received net proceeds of $151.0 million, partially offset by repayments of our bank credit facility of approximately of $566.8 million, net, our repayment of approximately $246.0 million of assumed indebtedness from the Empire City Transaction, and our $395.0 million of distributions and dividends. Net cash provided by financing activities for the nine months ended September 30, 2018 was $392.0 million which was primarily attributable to our net draws against our credit facilities to fund the acquisition of Northfield, partially offset by the payment of $337.9 million of distributions and dividends and costs related to amending our senior credit facilities.
Net cash used in operating, financing and investing activities for our discontinued operations for the nine months ended September 30, 2019 was $22.3 million and net cash provided by operating, financing and investing activities for our discontinued operations for the nine months ended September 30, 2018 was $41.4 million. Net cash activity for both periods was entirely due to the operations of the Northfield OpCo.
Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP within the nine months ended September 30, 2019 and September 30, 2018. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date
(in thousands, except per unit and per share amount)
2019
March 15, 2019	March 29, 2019	$0.4650	April 15, 2019
June 14, 2019	June 28, 2019	$0.4675	July 15, 2019
September 13, 2019	September 30, 2019	$0.4700	October 15, 2019

2018
March 15, 2018	March 30, 2018	$0.4200	April 15, 2018
June 15, 2018	June 29, 2018	$0.4300	July 16, 2018
September 17, 2018	September 28, 2018	$0.4375	October 15, 2018

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
At-The-Market Program
Our ATM program allows us to offer and sell up to an aggregate sales price of $300 million of our Class A shares through our sales agents at prevailing market prices or agreed-upon prices. During the three and nine months ended September 30, 2019, we issued 2.8 million and 4.9 million Class A shares, respectively, for which we received net proceeds of approximately $86.1 million and $151.0 million, respectively. As of September 30, 2019, approximately $147 million remains available to be issued under the program.

Inflation
The Master Lease provides for certain increases in rent as a result of the fixed annual rent escalator or changes in the variable percentage rent. We expect that inflation will cause the variable percentage rent provisions to result in rent increases over time. However, we could be negatively affected if increases in rent are not sufficient to cover increases in our operating expenses due to inflation. In addition, inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue due to inflation.
Application of Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our critical accounting policies and estimates since year end, other than discussed below.

Leases

The majority of our revenues are derived from rent. The lease accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. Upon entry into a lease agreement or amendment, we assess whether such agreements are accounted for as a separate or combined contract and/or a lease modification or a new lease. This further determines whether the extent to which we need to perform lease classification testing to determine if the agreement is a finance or operating lease. The lease classification test requires judgments which include, among other things, the fair value of the assets, the residual value of the assets at the end of the lease term, the estimated remaining economic life of the assets, and the likelihood of the tenant exercising renewal options.

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

To manage our exposure to changes in LIBOR rates, as of September 30, 2019, we have interest rate swap agreements where the Company pays a weighted average fixed rate of 1.707% on a total notional amount of $1.5 billion.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of September 30, 2019, long-term variable rate borrowings including impact from our swap agreements, represented approximately 15.3% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $8 million based on gross amounts outstanding at September 30, 2019 and taking into account the interest rate swap agreements currently effective. The following table provides information about the maturities of our long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

	Debt maturing in							Fair Value September 30,
	2019	2020	2021	2022	2023	Thereafter	Total	2019
	(in millions)
Fixed-rate	$—	$—	$—	$—	$—	$2,650.0	$2,650.0	$2,874.0
Average interest rate	N/A	N/A	N/A	N/A	N/A	5.300%	5.300%
Variable rate	$7.6	$30.2	$30.2	$30.3	$447.4	$1,706.6	$2,252.3	$2,253.4
Average interest rate	4.044%	4.044%	4.044%	4.044%	4.044%	4.044%	4.044%
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

•
MGP’s sole material assets are Operating Partnership units representing 32.3% of the ownership interests in the Operating Partnership, as of September 30, 2019, over which we have operating control through our ownership of its general partner.

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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2019, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the registered offerings of 2.8 million Class A shares under the Company’s ATM program for the three months ended September 30, 2019, the Operating Partnership issued 2.8 million Operating Partnership units to the Company pursuant to an applicable exemption form, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL.

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

MGM Growth Properties LLC

Date: November 5, 2019	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2019		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: November 5, 2019	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2019		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial Officer)