Form 10-K
period 2019-12-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2020-02-27
CIK 1656936, 1691299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

MGM Growth Properties LLC    Yes ☒    No  ☐
MGM Growth Properties Operating Partnership LP     Yes ☐    No  ☒

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

MGM Growth Properties LLC     Yes ☒    No  ☐
MGM Growth Properties Operating Partnership LP     Yes  ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

MGM Growth Properties LLC     Yes  ☒    No  ☐
MGM Growth Properties Operating Partnership LP     Yes  ☒    No  ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGM Growth Properties LLC     Yes  ☐    No  ☒
MGM Growth Properties Operating Partnership LP      Yes  ☐    No   ☒

The aggregate market value of the Registrant’s Class A shares held by non-affiliates of the Registrant as of June 28, 2019 (based on the closing price on the New York Stock Exchange Composite Tape on June 28, 2019) was $2.8 billion. As of February 24, 2020, 131,331,077 shares of the Registrant’s Class A shares, no par value, were outstanding.

There is no public trading market for the limited partnership units of MGM Growth Properties Operating Partnership LP. As a result, the aggregate market value of such units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the MGM Growth Properties LLC’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2019 of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.

MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of December 31, 2019, MGP owned approximately 36.3% of the Operating Partnership units in the Operating Partnership. The remaining approximately 63.7% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

The presentation of noncontrolling interest, shareholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of MGP and those of the Operating Partnership. The Operating Partnership units held by subsidiaries of MGM are accounted for as limited partners’ capital in the Operating Partnership’s consolidated financial statements and as noncontrolling interest within equity in MGP’s consolidated financial statements. The Operating Partnership units held by MGP in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s consolidated financial statements and within Class A shareholders’ equity in MGP’s consolidated financial statements. The differences in the presentations between shareholders’ equity and partners’ capital result from the differences in the equity issued at the MGP and Operating Partnership levels.

To help investors understand the significant differences between MGP and the Operating Partnership, this report presents the consolidated financial statements separately for MGP and the Operating Partnership.

As the sole beneficial owner of MGM Growth Properties OP GP LLC, which is the sole general partner with control of the Operating Partnership, MGP consolidates the Operating Partnership for financial reporting purposes, and it does not have any assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of MGP and the Operating Partnership are the same on their respective consolidated financial statements. The separate discussions of MGP and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a combined consolidated basis and how management operates the Company.

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

MGP is a limited liability company that was formed in Delaware in October 2015. We conduct our operations through the Operating Partnership, a Delaware limited partnership formed by MGM in January 2016 and acquired by MGP on April 25, 2016 (the “IPO Date”). MGP has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016.

MGP is organized in an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which MGP owns substantially all of its assets and conducts substantially all of its business through the Operating Partnership, which is owned by MGP and certain other subsidiaries of MGM and whose sole general partner is one of MGP’s subsidiaries. MGP has two classes of authorized and outstanding voting common shares: Class A shares and a single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. MGM holds a controlling interest in MGP through its ownership of MGP’s Class B share, but does not hold any of MGP’s Class A shares. The Class B share structure was put in place to align MGM’s voting rights in MGP with its economic interest in the Operating Partnership. MGM will no longer be entitled to the voting rights provided by the Class B share if MGM and its controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%. The operating agreement provided that MGM may only transfer the Class B share (other than transfers to us and MGM’s controlled affiliates) if and to the extent that such transfer is approved by an independent conflicts committee, not to be unreasonably withheld.

As of December 31, 2019, we generated all of our revenue by leasing our real estate properties through a wholly owned subsidiary of the Operating Partnership to a subsidiary of MGM pursuant to a long-term triple-net master lease agreement (the “MGM-MGP Master Lease”).

As of December 31, 2019, our portfolio includes six large-scale entertainment and gaming-related properties located on the Las Vegas Strip (the “Strip”): Mandalay Bay, The Mirage, Park MGM, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment district located between New York-New York and Park MGM. Outside of Las Vegas, we also own five market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, Borgata in Atlantic City, New Jersey, and MGM National Harbor in Prince George’s County, Maryland. We also own MGM Northfield Park in Northfield, Ohio and Empire City in Yonkers, New York. In the future, we plan to explore opportunities to expand by acquiring similar properties as well as strategically targeting a broader universe of real estate assets within the entertainment, hospitality and leisure industries.

Business Developments

Empire City Transaction

On January 29, 2019, we acquired the developed real property associated with the Empire City Casino’s race track and casino (“Empire City”) from MGM upon its acquisition of Empire City (“Empire City Transaction”), for total consideration of approximately $634 million, consisting of the assumption of $246 million of debt by the Operating Partnership, which was repaid with borrowings under its senior secured credit facility and the issuance of 12.9 million Operating Partnership units to MGM. Empire City was added to the MGM-MGP Master Lease. As a result, the annual rent payment to MGP increased by $50 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to the tenant meeting an adjusted net revenue to rent ratio as described below. In addition, pursuant to the lease, MGP has a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future.

Park MGM Lease Transaction

On March 7, 2019, we completed the transaction relating to renovations undertaken by MGM regarding the Park MGM and NoMad Las Vegas property (the “Park MGM Transaction”) for total consideration of $637.5 million. We funded the transaction with $605.6 million in cash and the issuance of approximately 1.0 million of Operating Partnership units to a subsidiary of MGM. As a result of the transaction, we recorded a lease incentive asset and the MGM-MGP Master Lease annual rent payment to us increased by $50 million, prorated for the remainder of the lease year. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to the tenant meeting an adjusted net revenue to rent ratio as described below.

Northfield Transaction

On April 1, 2019, we transferred the membership interests of Northfield Park Associates, LLC, (“Northfield”), the entity that formerly owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park, to a subsidiary of MGM for fair value consideration transferred of approximately $305.2 million consisting primarily of approximately 9.4 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and the Company retained the real estate assets. Our taxable REIT subsidiary (“TRS”) that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded the operations it acquired (“Northfield OpCo”) to MGM Northfield Park, which was then added to the MGM-MGP Master Lease. As a result, the annual rent payment to us increased by $60 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to the tenant meeting an adjusted net revenue to rent ratio as described below. Northfield OpCo is presented as discontinued operations in our consolidated statements of operations for all periods presented in which we owned Northfield OpCo and the related operating assets and liabilities are presented as assets held for sale and liabilities related to assets held for sale in our consolidated balance sheet as of December 31, 2018. Refer to Note 3 of the accompanying financial statements for additional discussion.

MGP BREIT Venture Transaction

On February 14, 2020, the Operating Partnership completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to a newly formed entity (“MGP BREIT Venture”), which, following the transactions, is owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”). In exchange for the contribution of the Mandalay Bay real estate assets, the Operating Partnership received consideration of $2.1 billion, which was comprised of $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGM BREIT Venture, the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture, and the remainder in cash. In addition, MGM received $2.4 billion of cash distributed from the MGP BREIT Venture as consideration for its contribution of the MGM Grand Las Vegas real estate assets, and, additionally, the Operating Partnership issued 2.6 million Operating Partnership units to MGM representing 5% of the equity value of MGP BREIT Venture. In connection with the transactions, MGM provided a shortfall guaranty of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereto). On the closing date, BREIT also purchased 4.9 million Class A common shares of MGP for $150 million.

In connection with the transactions, MGP BREIT Venture entered into a lease with a subsidiary of MGM for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease (the “MGP BREIT Venture Lease”) provides for a term of thirty years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. In addition, the lease will require the tenant to spend 3.5% of net revenues over a rolling five-year period at the properties on capital expenditures and for the tenant and MGM to comply with certain financial covenants, which, if not met, will require the tenant to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. MGM provided a guarantee of the tenant’s obligations under the lease.

In connection with the MGP BREIT Venture Transaction, the MGM-MGP Master Lease was modified to remove the Mandalay Bay property and the rent under the MGM-MGP Master Lease was reduced by $133 million.

Also, on January 14, 2020, the Operating Partnership, MGP, and MGM entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to MGM in connection with MGM exercising its right to require the Operating Partnership to redeem the Operating Partnership units it holds. The waiver provides that the units will be purchased at a price per unit equal to a 3% discount to the applicable cash amount as calculated in accordance with the operating agreement. The waiver terminates on the earlier of 24 months following the closing of the MGP BREIT Venture Transaction and MGM receiving cash proceeds of $1.4 billion as consideration for the redemption of its Operating Partnership units.

Overview of MGM

The tenant under the MGM-MGP Master Lease is a wholly owned subsidiary of MGM, and MGM guarantees its performance and payments under the lease. MGM is a premier operator of a portfolio of well-known destination resort brands.

MGM has significant holdings in gaming, hospitality and entertainment with current ownership or operating interests in a high-quality portfolio of casino resorts.

Overview of the MGM-MGP Master Lease

The MGM-MGP Master Lease has an initial lease term of ten years beginning on April 25, 2016 (other than with respect to MGM National Harbor, as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant. The lease provides that any extension of its term must apply to all of the properties under the lease at the time of the extension. The lease provides that the initial term with respect to MGM National Harbor ends on August 31, 2024. Thereafter, the initial term of the lease with respect to MGM National Harbor may be renewed at the option of the tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the lease or the next renewal term (depending on whether MGM elects to renew the other properties under the lease in connection with the expiration of the initial ten-year term). If, however, the tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the lease, the tenant would also lose the right to renew the lease with respect to the rest of the properties when the initial ten-year lease term ends in 2026. The lease has a triple-net structure, which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the rent, ensuring that the cash flows associated with the lease will remain relatively predictable for the duration of its term. Additionally, the lease provides us with a right of first offer with respect to MGM Springfield and with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, which we may exercise should MGM elect to sell either property in the future.

Rent under the lease consists of a “base rent” component (the “Base Rent”) and a “percentage rent” component (the “Percentage Rent”). As of December 31, 2019, the Base Rent represents approximately 90% of the annual rent amount under the lease and the Percentage Rent represents approximately 10% of the annual rent amount under the lease. The Base Rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the MGM operating subsidiary sublessees of our tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their adjusted net revenue from the leased properties subject to the lease (excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, certain reimbursed costs). The Percentage Rent is a fixed amount for the first six lease years and will then be adjusted every five years based on the average annual adjusted net revenues of our tenant and, without duplication, the subtenants from the leased properties (calculated in accordance with the terms of the lease). The lease includes covenants that impose ongoing reporting obligations on the tenant relating to MGM’s financial statements which, in conjunction with MGM’s public disclosures to the Securities and Exchange Commission (“SEC”) gives us insight into MGM’s financial condition on an ongoing basis. The lease also requires MGM, on a consolidated basis with the tenant, to maintain an EBITDAR to rent ratio (as described in the lease) of 1.10:1.00.

The annual rent payments under the lease for the fourth lease year, which commenced on April 1, 2019, increased to $946.1 million from $770.3 million at the start of the third lease year, driven by the $50 million in additional rent related to the Park MGM Transaction and Empire City Transaction, the $60 million of additional rent for MGM Northfield Park and the third 2.0% fixed annual rent escalator that went into effect on April 1, 2019.

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

Our Properties

The following table summarizes certain features of our properties, as of December 31, 2019. Our properties are diversified across a range of primary uses, including gaming, hotel, convention, dining, entertainment, retail and other resort amenities and activities.

	Location	Hotel Rooms		Approximate Acres		Approximate Casino Square Footage (1)	Approximate Convention Square Footage
Las Vegas Strip
Mandalay Bay	Las Vegas, NV	4,750	(2)	124		152,000	2,121,000	(3)
The Mirage	Las Vegas, NV	3,044		77		94,000	170,000
New York—New York and The Park	Las Vegas, NV	2,024		23		81,000	31,000
Luxor	Las Vegas, NV	4,397		58		101,000	35,000
Park MGM	Las Vegas, NV	2,898	(4)	21		66,000	77,000
Excalibur	Las Vegas, NV	3,981		51		94,000	25,000
Subtotal		21,094		354		588,000	2,459,000
Regional
MGM Grand Detroit	Detroit, MI	400		24		127,000	30,000
Beau Rivage	Biloxi, MS	1,740		26	(5)	87,000	50,000
Gold Strike Tunica	Tunica, MS	1,133		24		48,000	17,000
Borgata	Atlantic City, NJ	2,767		37	(6)	160,000	106,000
MGM National Harbor	Prince George’s County, MD	308		23	(7)	146,000	50,000
MGM Northfield Park	Northfield, OH	—		113		73,000	—
Empire City	Yonkers, NY	—		41		137,000	—
Subtotal		6,348		288		778,000	253,000
Total		27,442		642		1,366,000	2,712,000

(1)
Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.

(2)	Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel, both of which are located at our Mandalay Bay property.

(3)	Includes 26,000 square feet at the Delano and 30,000 square feet at the Four Seasons, both of which are located at our Mandalay Bay property.

(4)	Includes 293 rooms at NoMad which is located at our Park MGM property.

(5)	Ten of the 26 acres at Beau Rivage are subject to a tidelands lease. The ground lease rent is reimbursed or paid directly by the tenant pursuant to the MGM-MGP Master Lease.

(6)	Eleven of the 37 acres at Borgata are subject to ground leases. The ground lease rent is reimbursed or paid directly by the tenant pursuant to the MGM-MGP Master Lease.

(7)	All 23 acres at MGM National Harbor are subject to ground lease. The ground lease rent is reimbursed or paid directly by the tenant pursuant to the MGM-MGP Master Lease.

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

Pursuant to the MGM-MGP Master Lease, any liability arising from or relating to environmental liabilities arising from the businesses and operations located at MGM’s real property holdings prior to our initial public offering is retained by the tenant and the tenant has indemnified us (and our subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. There can be no assurance that the tenant will be able to fully satisfy its indemnification obligations, or that MGM will be able to fully satisfy its obligations pursuant to its guarantee. Moreover, even if we ultimately succeed in receiving from the tenant or MGM any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from the tenant or MGM.

Environmental sustainability. We believe that incorporating the tenets of environmental sustainability in our business decisions advances a platform for innovation and operational efficiency. Certain assets in the MGM Growth Properties portfolio are certified to one or more third-party environmental certifications for building design, construction or operations. MGM Grand Detroit, Beau Rivage, and Gold Strike Tunica have all achieved Green Key certification. Mandalay Bay, The Mirage, Park MGM, New York-New York, Luxor and Excalibur have all achieved Green Globes and Green Key certification. MGM National Harbor and The Park have Leadership in Energy & Environmental Design (LEED®) Gold certification from the U.S. Green Building Council.

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

These regulations impact our business in two important ways: (1) our ownership of land and buildings in which gaming activities are operated by third party tenants pursuant to long-term leases; and (2) the operations of our gaming tenants. Many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate require MGP and its affiliates to maintain a license as a principal entity, entity qualifier or supplier because of its status as landlord, including Maryland, Michigan, Mississippi, New Jersey, New York and Ohio.

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

•	We depend on our properties leased to MGM for substantially all of our anticipated cash flows.

•	We, or the MGP BREIT Venture, as applicable, may not be able to re-lease the properties following the expiration or termination of the lease.

•
MGP’s sole material assets are Operating Partnership units representing 36.3% of the ownership interests in the Operating Partnership, as of December 31, 2019, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.

•	Our ability to sell our properties is restricted by the terms of the leases or may otherwise be limited.

•	We will have future capital needs and may not be able to obtain additional financing on acceptable terms.

•	Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

•	Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.

•	We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

•	Because a significant number of our major gaming resorts are concentrated on the Strip, we are subject to greater risks than a company that is more geographically diversified.

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

•
The MGM-MGP Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction.

•
In the event of a bankruptcy of the MGM-MGP Master Lease’s tenant, a bankruptcy court may determine that the MGM-MGP Master Lease is not a single lease but rather multiple severable leases, each of which can be assumed or rejected independently, in which case underperforming leases related to properties we own that are subject to the MGM-MGP Master Lease could be rejected by the tenant while tenant-favorable leases are allowed to remain in place.

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

•
The anticipated benefits of our prior, anticipated and future investments and acquisitions, including our investment in MGP BREIT Venture, may not be realized fully and may take longer to realize than expected.

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

Employees of the Registrants

We are managed by an executive management team. As of December 31, 2019, we employed four other employees aside from our executive management team. MGM has agreed to provide MGP and its subsidiaries with financial, administrative and operational support services pursuant to a corporate services agreement (the “Corporate Services Agreement”), including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services, and various other support services. The Corporate Services Agreement provides that the Operating Partnership will reimburse MGM for all costs MGM incurs directly related to providing such services.

Information about our Executive Officers

The following table sets forth, as of February 27, 2020, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James C. Stewart	54	Chief Executive Officer
Andy H. Chien	44	Chief Financial Officer and Treasurer

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

Mr. Chien has been employed as the Chief Financial Officer and Treasurer of MGP and the Operating Partnership since our initial public offering in April 2016. Prior to joining MGP, Mr. Chien worked at Greenhill & Co., Inc. from 2009 to 2016, most recently serving as a Managing Director responsible for the firm’s REIT, gaming, lodging and leisure clients. Prior to that, Mr. Chien served as a Director at UBS Investment Bank in Los Angeles, where he worked from 2004 to 2009 and was focused on the real estate, gaming, lodging and leisure industries. Mr. Chien’s previous experience also includes various roles as a member of the real estate group at Citigroup/Salomon Smith Barney as well as various positions at Commerce One and Intel Corporation. Mr. Chien earned his Master of Business Administration from the Anderson School at UCLA, and his Bachelor of Science in Engineering, summa cum laude, from the University of Michigan.

Available Information

We maintain a website at www.mgmgrowthproperties.com that includes financial and other information for investors. We provide access to our Securities and Exchange Commission (“SEC”) filings, including filings made by the Operating Partnership and our joint Annual Report on Form 10-K and Quarterly Reports on Form 10-Q (including related filings in XBRL format), filed and furnished current reports on Form 8-K, and amendments to those reports on our website, free of charge, through a link to the SEC’s EDGAR database. Through that link, our filings are available as soon as reasonably practicable after we file or furnish the documents with the SEC. These filings are also available on the SEC’s website at www.sec.gov.

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

Risks Related to Our Business and Operations

•
We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations. Subsidiaries of MGM are the tenants under both the MGM-MGP Master Lease and the MGP BREIT Venture Lease, which collectively account for a substantial portion of our cash flows. Additionally, because the leases are triple-net leases, we, and the MGP BREIT Venture, depend on the tenants to pay all insurance, taxes, utilities, maintenance and repair expenses in connection with these properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. There can be no assurance that the tenants will have sufficient assets, income or liquidity to satisfy their respective payment obligations under the leases, including any payment obligations that may arise in connection with the indemnities, or that MGM will be able to satisfy its guarantees of the tenants’ obligations under the leases. Furthermore, there can be no assurance that we will have the right to seek reimbursement against an insurer or have any recourse against the tenants or MGM in connection with such liabilities. The tenants and MGM rely on the properties they own and/or operate for income to satisfy their obligations, including their debt service requirements and lease payments due to us, or the MGP BREIT Venture, under the applicable lease. If income from these properties were to decline for any reason, or if the tenants’ or MGM’s debt service requirements or other financial obligations were to increase, whether due to an increase in interest rates, additional rent payments or otherwise, the tenants may become unable or unwilling to satisfy their respective payment obligations under the leases and MGM may become unable or unwilling to make payments under its guarantees of the leases If either tenant were unable or unwilling to meet its rent obligations and other obligations for one or more of the properties, there can be no assurances that we, or the MGP BREIT Venture, would be able to contract with other lessees on similar terms as the leases or at all. The inability or unwillingness of the tenants to meet their rent obligations and other obligations under the leases could materially adversely affect our business, financial position or results of operations, including our ability to pay distributions to our shareholders as required to maintain our status as a REIT. For these reasons, if the tenants or MGM were to experience a material adverse effect on their respective businesses, financial positions or results of operations, our business, financial position or results of operations could also be materially adversely affected.

Due to our dependence on rental payments from the tenants or from MGM (pursuant to its guarantee) and distributions from the MGP BREIT Venture as the primary source of our cash flows, we may be limited in our ability to enforce our rights under the leases. In addition, our venture partner in the MGP BREIT Venture would have the ability to remove us and assume the role of managing member of the MGP BREIT Venture, if there were (i) a default by the tenant under the MGP BREIT Venture Lease, (ii) a transfer or dilution resulting in us directly or indirectly owning less than 35% of the interest in the MGP BREIT Venture, or (iii) certain bad acts by us as the managing member of the MGP BREIT Venture. Such removal could further limit our ability to enforce our rights under the MGP BREIT Venture Lease. In addition, in the event of our removal as the managing member of MGP BREIT Venture for a bad act, we would lose the right to approve certain other major decisions related to the MGP BREIT Venture. We may also be limited in our ability to enforce our rights under the MGM-MGP Master Lease or MGP BREIT Venture Lease because they are unitary leases and do not provide for termination with respect to individual properties by reason of the default of the tenant. While we believe that the tenants will have an interest in complying with the terms of the leases, failure by the tenants to comply with the terms of the leases or to comply with the gaming regulations to which the properties under the leases are subject could require us, or the MGP BREIT Venture, to find another lessee for all of the properties under the leases. During this period, there could be a decrease or cessation of rental payments by the tenants. In such event, we, or the MGP BREIT Venture, may be unable to locate a suitable lessee at similar rental rates in a timely manner or at all, which could have the effect of reducing our rental revenues and/or our distributions from the MGP BREIT Venture.

•
We depend on the properties leased to MGM for substantially all of our anticipated cash flows. Unless and until we acquire additional properties, we will depend on properties operated by subsidiaries of MGM for substantially all of our anticipated cash flows. We may not immediately acquire other properties to further diversify and increase our sources of cash flow and reduce our portfolio concentration. Any default with regard to any property under either lease will cause a default with regard to the entire portfolio covered by such lease. Consequently, the impairment or loss of any one or more of the properties could materially and disproportionately reduce our, or the MGP BREIT Venture’s, ability to collect rent and, as a result, have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our shareholders.

•
We, or the MGP BREIT Venture, as applicable, may not be able to re-lease the properties following the expiration or termination of the leases. When the current leases expire (or are earlier terminated), the properties subject thereto, together or individually, may not be relet in a timely manner or at all, or the terms of reletting, including the cost of allowances and concessions to future tenants, including MGM or its subsidiaries, may be less favorable than the current lease terms. The loss of the tenant, or future tenants on acquired properties, through lease expiration or other circumstances may require us to spend (in addition to other reletting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses.

The MGM-MGP Master Lease allows the tenant to cease operations at any of the properties at any time as long as at the time of such cessation of operations of the adjusted revenue to rent ratio (as described in the MGM-MGP Master Lease) is at least 1.90:1.00 for the preceding twelve month period, after giving effect to the cessation of operations at the applicable property on a pro forma basis. If the tenant were to cease operations at a property, whether due to market or economic conditions or for any other reason, the value of such property may be impaired and we will not have the right to re-lease the property as a result of tenant’s continuing rights to such property.

The leases are especially suited to MGM, the parent of the tenants under the leases. Because the properties have been designed or physically modified for a particular tenant, if a lease is terminated or not renewed, we may be required to renovate such properties at substantial costs, decrease the rent we charge or provide other concessions to re-lease such properties. In addition, if we are required to sell a property, we may have difficulty selling it to a party other than to a gaming operator due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. To the extent that we are not able to re-lease our properties or that we incur significant capital expenditures as a result of property vacancies, our business, results of operations and financial condition could be materially adversely affected. Further, if we were unable to re-lease our properties following the expiration or termination of a lease, our cash flow, liquidity and dividend yield on our Class A shares may be adversely affected.

In addition, following the expiration or earlier termination of the MGP BREIT Venture Lease, if MGM is still our controlling shareholder, our joint venture partner will make all decisions related to the identification of a successor tenant as well as the ultimate terms of any new lease with respect to those properties. While we believe our joint venture partner would seek to enter into a new lease on the most economically advantageous terms, we will not be ultimately involved in any such decision and no assurance can be made that the terms of any new lease will be the similar to the terms of the existing lease and to the extent the terms are less advantageous than the terms of the existing lease, our results of operations may be adversely affected.

•
We may have assumed, and in the future may assume, unknown liabilities in connection with acquisitions. Our properties may be subject to unknown existing liabilities. These liabilities might include liabilities for clean-up or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with the properties, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While the leases will allocate responsibility for many of these liabilities to the tenants under the leases, if the tenants fail to discharge these liabilities, we or the MGP BREIT Venture could be required to do so. Additionally, while in some instances we or the MGP BREIT Venture may have the right to seek reimbursement against an insurer, any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited. There can be no assurance that we or the MGP BREIT Venture will be entitled to any such reimbursement or that ultimately we or the MGP BREIT Venture will be able to recover in respect of such rights for any of these historical liabilities.

•
MGP’s sole material assets are Operating Partnership units representing 36.3% of the ownership interests in the Operating Partnership, as of December 31, 2019, over which MGP has operating control through its ownership of the Operating Partnership’s general partner. Because MGP’s interest in the Operating Partnership represents its only cash-generating asset, its cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to MGP. MGP is a holding company whose sole material assets are Operating Partnership units representing 36.3% of the ownership interests in the Operating Partnership, as of December 31, 2019, and its ownership interest in the general partner of the Operating Partnership. The source of MGP’s earnings and operating cash flow consists exclusively of cash distributions from the Operating Partnership. Therefore, MGP’s ability to make distributions to its Class A shareholders is completely dependent on the performance of the Operating Partnership and its ability to distribute funds to MGP. The Operating Partnership’s partnership agreement requires it to distribute to MGP all or such portion of its available cash each quarter as determined by the general partner. The general partner, MGP’s wholly owned subsidiary, intends to cause the Operating Partnership to make such distributions and retain such cash reserves to provide for the proper conduct of its business, to enable it to make distributions to MGP so that MGP can make distributions to its Class A shareholders, or to comply with applicable law or any of the Operating Partnership’s debt or other agreements.

To the extent that MGP needs funds, and the Operating Partnership is restricted from making such distributions pursuant to the terms of the agreements governing its debt or under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect MGP’s liquidity and financial condition. In addition, the Operating Partnership will also rely on distributions from the MGP BREIT Venture as a source of cash for future distributions to the Company, which distributions could be limited in the future in the event there is a default under the MGP BREIT Venture’s debt agreements. The earnings from, or other available assets of, the Operating Partnership may not be sufficient to make distributions or loans to MGP to enable MGP to make distributions on its Class A shares, taxes and other expenses.

•
Our ability to sell any of our properties may be restricted by the terms of the leases or may be otherwise limited. Our ability to sell or dispose of the properties may be hindered by the fact that such properties are subject to the leases, as the terms of the leases may make such properties less attractive to a potential buyer than alternative properties that may be for sale. In addition, the leases provide that we may not sell the respective properties to certain competitors of MGM, limiting the number of potential purchasers of our properties for as long as the properties are subject to the leases. Furthermore, even if any potential sale or disposition were not restricted by the applicable lease, real estate investments are relatively illiquid and may be difficult to sell quickly. Accordingly, our ability to promptly sell any of the properties in our portfolio in response to any changes in economic, financial, industry or other conditions may be limited.

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

•
We will have future capital needs and may not be able to obtain additional financing on acceptable terms. As of December 31, 2019, we had outstanding indebtedness in principal amount of $4.4 billion. We may also incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly acquired properties or for general corporate or other purposes. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay distributions, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit the Operating Partnership’s and MGP’s operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. Further, to the extent we were required to incur indebtedness, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

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

•
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes and our other debt. We have a significant amount of indebtedness. As of December 31, 2019, we and our subsidiaries on a consolidated basis had $4.4 billion principal amount of debt and $1.4 billion available for borrowing under our revolving credit facility. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

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

In addition, our credit facility calculates interest on outstanding balances using the London Inter-bank Offer Rate (“LIBOR”). On July 27, 2017, the United Kingdom Financial Conduct Authority (the “FCA”) announced it would phase out LIBOR as a benchmark by the end of 2021. Although our credit agreement includes LIBOR replacement provisions that contemplate an alternate benchmark rate to be mutually agreed upon by us and the administrative agent, if necessary, any such changes may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made if LIBOR was available in its current form. As a result, there can be no assurance that discontinuation of LIBOR will not result in significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us. In addition, we are party to certain interest rate swaps to mitigate the interest rate risk inherent in our senior credit facility. We expect that amendments will be made to our interest rate swap agreements that will result in the LIBOR-based swap rate reverting, upon the occurrence of such events, to the same rate that would be expected to be used as the replacement rate or alternate base rate under our credit agreement, but no assurance can be made that we will ultimately enter into any such amendments. The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2021 is not known, but if an alternative to LIBOR is not available and widely accepted after 2021, our ability to borrow at variable interest rates may be adversely impacted, and the costs associated with our current or any potential future interest rate swaps requiring us to pay floating interest rates may also increase.

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

•
We have agreed to a limited waiver with MGM to purchase up to $1.4 billion of MGM’s operating partnership units for cash (in lieu of Class A shares) for a period of 24 months following the closing of the MGP BREIT Venture Transaction. In connection with the MGP BREIT Venture Transaction, we entered into an agreement with MGM that will require us to purchase up to $1.4 billion of MGM’s operating partnership units for cash over a 24-month period following the closing of the transaction, should MGM elect to tender such units. To the extent MGM makes such an election, we may be required to access the debt capital markets to fulfill the redemption request and there can be no assurances that we will be able to borrow the funds required to make the redemption on terms that are favorable to us or at all.

•
The MGM-MGP Master Lease requires us to pay for certain capital improvements or to purchase certain personal property from the tenant in certain circumstances, and we may be required to obtain additional financing. The MGM-MGP Master Lease provides that, if MGM were required to cease consolidating us within its financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) at any time in the future (a “deconsolidation event”), we may be required to pay the tenant, should the tenant so elect, an amount equal to the fair market value of certain capital improvements made by or at the direction of the tenant or the MGM-MGP Master Lease operating subtenants from the start of the term of the MGM-MGP Master Lease until the deconsolidation event, subject to an initial cap of $100 million in the first year of the MGM-MGP Master Lease increasing annually by $75 million each year thereafter. Rent under the MGM-MGP Master Lease will increase by a factor applied to such amount paid by us to the tenant. If such a deconsolidation event were to occur and we do not elect to pay in equity, we may not have sufficient liquidity to fund these payments in respect of capital improvements, and may be required to obtain additional financing, which could adversely affect funds for future acquisitions and have a material adverse effect on our business, financial position or results of operations. Alternatively, we may elect to make payments in respect of the capital improvements in the form of equity, which could be dilutive to existing shareholders.

In addition, the MGM-MGP Master Lease provides that, under certain circumstances in connection with the expiration of the MGM-MGP Master Lease, we may be required to purchase certain tangible personal property of the tenant or subtenants at the properties then subject to the MGM-MGP Master Lease, including gaming equipment and hotel furniture, fixtures and equipment, for fair market value. If we were required to purchase these assets (subject to applicable gaming laws), we may not have sufficient liquidity to fund these purchases, and may be required to obtain additional financing, which could adversely affect funds for future acquisitions and have a material adverse effect on our business, financial position or results of operations.

•
Rising expenses could reduce cash flow and funds available for future acquisitions and distributions. Our properties will be subject to increases in tax rates and tax assessments, utility costs, insurance costs, repairs, maintenance and administrative expenses, and other operating expenses. We may also incur significant expenditures as a result of deferred maintenance for the properties and other properties we may acquire in the future. While the properties under the leases are leased on a triple-net basis, if a tenant or any future tenant fails to pay required tax, utility and other impositions and other operating expenses, or if a tenant or any future tenant fails to maintain any leased properties in the condition required by the leases, respectively, and if we are required to incur a high level of capital expenditures, we could be required to pay those costs which may require that we obtain additional financing and could adversely affect funds available for future acquisitions or cash available for distributions.

•
We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations. As the owner of properties associated with gaming facilities, we will be impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends, reductions in discretionary consumer spending and corporate spending on conventions and business development and preferences and other factors over which we and MGM have no control. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities offered at our properties. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and future acts of terrorism. Because a component of the rent under the MGM-MGP Master Lease is based, over time, on the actual net revenues (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue) of the tenant and, without duplication, the subtenants from the leased properties subject to the MGM-MGP Master Lease, a decrease in the gaming business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

•
Because a significant number of our major gaming resorts are concentrated on the Strip, we are subject to greater risks than a company that is more geographically diversified. Given that a significant number of our major resorts are concentrated on the Strip, including the properties held by the MGP BREIT Venture, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect the business of the tenants. We cannot control the number or frequency of flights to or from Las Vegas, but the tenants rely on air traffic for a significant portion of their visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Moreover, due to the concentration of our major resorts that operate on the Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, and severe or inclement weather, should such developments occur in or nearby Las Vegas.

•
Our pursuit of investments in, and acquisitions or development of, additional properties (including our rights of first offer with respect to MGM Springfield and with respect to any future gaming developments by MGM on the undeveloped land adjacent to Empire City) may be unsuccessful or fail to meet our expectations. We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives, particularly if the properties or assets we are seeking to acquire are owned or operated by competitors of MGM. Additionally, although our MGM-MGP Master Lease provides us with a right of first offer with respect to MGM Springfield and any future gaming development by MGM on the undeveloped land adjacent to Empire City, there can be no assurance that MGM will sell these properties in the future, or we may be unable to reach an agreement with MGM on the terms of the purchase of such properties if MGM were to elect to sell them in the future. Accordingly, there can be no assurance that we will be able to acquire any additional properties in the future.

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

•
Required regulatory approvals can delay or prohibit future leases or transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties. MGM (and any future tenants of our gaming properties) will be required to be licensed under applicable law in order to operate any of our gaming properties as gaming facilities. If any lease or any future lease agreement we may enter into is terminated (which could be required by a regulatory agency) or expires, any new tenant must be licensed and receive other regulatory approvals to operate the properties as gaming facilities. Any delay in or inability of the new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which we are unable to collect the applicable rent or, with respect to the MGP BREIT Venture Lease, receive continued distributions from the MGP BREIT Venture. Further, in the event that any lease or future agreement is terminated or expires and a new tenant is not licensed or fails to receive other regulatory approvals, the gaming properties may not be operated as gaming facilities and we will not be able to collect the applicable rent or, with respect to the MGP BREIT Venture Lease, receive continued distributions from the MGP BREIT Venture. Moreover, we may be unable to transfer or sell the affected properties as gaming properties, which would adversely impact our financial condition and results of operation.

•
Our operating agreement restricts the ownership and transfer of MGP’s outstanding Class A shares, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company. In order for MGP to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which it elects to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own MGP’s shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Also, subject to limited exceptions, neither we nor an actual or constructive owner of 10% or more (by value) of our shares may actually or constructively own 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of the tenant. Any tenant that exceeds such ownership limits is referred to as a related party tenant, and rent from a related party tenant generally will not qualify under the REIT income tests.

MGP’s operating agreement, with certain exceptions, authorizes the board of directors to take such actions as are necessary and desirable to preserve MGP’s qualification as a REIT. MGP’s operating agreement also provides, subject to certain exceptions, that no person may beneficially or constructively own more than 9.8% in value or in number, whichever is more restrictive, of any class of MGP’s shares (other than the Class B share) or 9.8% of the value of the aggregate outstanding shares of all classes and series of MGP’s shares. The constructive ownership rules are complex and may cause shares owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our shares or otherwise be in the best interests of our shareholders. The acquisition of less than 9.8% of our shares by an individual or entity could cause that individual or entity to own beneficially or constructively in excess of 9.8% in value of our outstanding shares, and thus violate our operating agreement’s ownership limit.

Any attempt to own or transfer MGP’s shares in violation of these restrictions may result in the transfer being automatically void. MGP’s operating agreement also provides that shares acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of one or more designated charitable beneficiaries to be subsequently sold by the trust, and that any person who acquires our shares in violation of the ownership limit will not be entitled to any distributions on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well.

•
Any mechanic’s liens incurred by the applicable tenant or the subtenants will attach to, and constitute liens on, our interest in the properties. To the extent the tenants under the leases or their subtenants make any improvements, these improvements could cause mechanic’s liens to attach to the properties. To the extent that mechanic’s liens, or similar claims, are recorded against any of the properties or any properties we may acquire in the future, the holders of such mechanic’s liens or claims may enforce them by court action and courts may cause the applicable properties or future properties to be sold to satisfy such liens or claims, which could negatively impact our revenues, results of operations and our distributions to shareholders. Further, holders of such liens or claims could have priority over MGP’s Class A shareholders in the event of bankruptcy or liquidation, and as a result, a trustee in bankruptcy may have difficulty realizing or foreclosing on such properties in any such bankruptcy or liquidation, and the amount of distributions MGP’s Class A shareholders could receive in such bankruptcy or liquidation could be reduced.

•
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders. A significant portion of our cash flow is generated from the MGM-MGP Master Lease or the MGP BREIT Venture Lease, which are triple net leases, and provide greater flexibility to the tenants related to the use of leased property than would be the case with ordinary property leases, such as the right to freely sublease portions of each leased property, to make alterations in the leased premises and to terminate the leases prior to expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our shareholders could be lower than they would otherwise be if we did not enter into net leases.

•
The MGM-MGP Master Lease’s tenant may assign its responsibilities under the MGM-MGP Master Lease to unaffiliated third parties. The MGM-MGP Master Lease’s tenant may assign its obligations under the MGM-MGP Master Lease (including with respect to one or more individual properties) to a third party assignee without our consent if such assignee meets certain conditions under the MGM-MGP Master Lease regarding its experience operating large-scale casinos (or in the case of any of our non-gaming properties, experience operating similar properties), licensing status and economic condition, among other requirements. Despite these assignment requirements, there can be no assurances that any future assignee of the tenant’s obligations under the MGM-MGP Master Lease would be as creditworthy as the tenant or MGM, or would be able to operate the properties with the same operational expertise as the tenant and MGM, which could have a material adverse effect on our business, financial condition, results of operations.

•
We may be unable to realize the anticipated benefit of the rent escalators in our MGM-MGP Master Lease. Although the MGM-MGP Master Lease provides that the base rent will be escalated annually by 2.0% for the second through the sixth lease years (as defined in the MGM-MGP Master Lease), thereafter this rent escalation is subject to the tenant and, without duplication, the MGM-MGP Master Lease operating subtenants collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the MGM-MGP Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). If the rent escalation were not to apply in any particular year, no arrears would accrue or be payable in future lease years. Therefore, there can be no assurance that we will ever realize the benefit of the rent escalators in the MGM-MGP Master Lease after the sixth lease year, which could have a material adverse effect on anticipated future cash flows and our ability to increase our distributions to shareholders.

Even if we were able to receive rent escalators under the MGM-MGP Master Lease, the rent escalators may lag behind inflation rates. The annual escalators under the leases are based on fixed percentage increases, and, under the MGM-MGP Master Lease, subject to certain conditions. If these annual escalations lag behind inflation, it could adversely impact our financial condition, results of operations, cash flow, trading price of our Class A shares, our ability to satisfy our debt obligations and our ability to pay distributions to our shareholders.

•
Our dividend yield could be reduced if we were to sell any of our properties in the future. If we elect to sell one or more of the properties in the future, our results of operations could decrease, which could result in a lower level of distributions to our unitholders and shareholders than we made prior to such sale or sales. If our distributions were to decrease, the effective dividend yield of MGP’s Class A shares (i.e., the yield as a percentage of the then-market price of MGP’s Class A shares) could subsequently decrease as well, which could have a material adverse effect on the market price of MGP’s Class A shares.

•
An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of MGP’s Class A shares. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations. This increased cost could make the financing of any acquisition more costly, as well as lower future period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Further, the dividend yield on MGP’s Class A shares, as a percentage of the price of such shares, will influence the price of such shares. Thus, an increase in market interest rates may lead prospective purchasers of MGP’s Class A shares to expect a higher dividend yield, which would adversely affect the market price of MGP’s Class A shares.

•
The tenant may choose not to renew the MGM-MGP Master Lease or seek to renegotiate the terms of the MGM-MGP Master Lease at each renewal term. The MGM-MGP Master Lease generally has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter (other than with respect to MGM National Harbor, as described below), solely at the option of the tenant. The initial term of the MGM-MGP Master Lease with respect to MGM National Harbor ends on August 31, 2024. Thereafter, the initial term of the MGM-MGP Master Lease with respect to MGM National Harbor may be renewed at the option of the tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the MGM-MGP Master Lease or the next renewal term (depending on whether MGM elects to renew the other properties under the MGM-MGP Master Lease in connection with the expiration of the initial ten-year term). If, however, the tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the MGM-MGP Master Lease, the tenant would also lose the right to renew the MGM-MGP Master Lease with respect to the rest of the properties when the initial ten-year lease term related to the rest of the properties ends in 2026. At the expiration of any additional renewal term thereafter, the tenant may choose not to renew the MGM-MGP Master Lease or seek to renegotiate the terms of the MGM-MGP Master Lease. If the MGM-MGP Master Lease expires without renewal, or the terms of the MGM-MGP Master Lease are modified in a way which is adverse to us, our results of operations and our ability to maintain previous levels of distributions to unitholders and shareholders may be adversely affected.

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

•
There can be no assurance that we will be able to make distributions to our unitholders and Class A shareholders or maintain our anticipated level of distributions over time. We will determine future distributions based on a number of factors, including, among other things, our operating results, our financial condition, especially in relation to our anticipated future capital needs, our then-current expansion plans, the distribution requirements for REITs under the Code, and other factors our board deems relevant. For example, if any tenant was unable to make rental payments under the applicable lease and MGM was unable to fulfill its obligations under its applicable guarantee, our ability to make distributions would be materially impaired. Our ability to make distributions to our unitholders and Class A shareholders, to maintain our anticipated level of distributions over time, and the timing, amount and composition of any future distributions will be at the sole discretion of our board in light of conditions then existing. Consequently, there can be no assurance that we will ever be able to make distributions at the anticipated distribution rate or be able to maintain our anticipated distribution rate over time, and any change in our distribution policy could have a material adverse effect on the market price of our Class A shares.

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

MGP’s operating agreement does, among other things:

•	provide majority voting rights to the holder of MGP’s outstanding Class B share;

•	provide that any merger, consolidation, conversion, sale or other disposition of our assets requires approval of our board of directors;

•	require advance notice for our shareholders to nominate candidates for election to our board of directors or to propose business to be considered by our shareholders at a meeting of our shareholders;

•	allow us to issue additional securities, including, but not limited to, preferred shares, without approval by our shareholders;

•	allow the board of directors to amend the operating agreement without the approval of the shareholders except under certain specified circumstances;

•
require that (subject to certain exceptions) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the aggregate value or number (whichever is more restrictive) of any class of MGP’s shares (other than MGP’s Class B share) or more than 9.8% in value of the aggregate outstanding shares of all classes and series of MGP’s shares; and

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

•
The bankruptcy or insolvency of a tenant could result in the termination of a lease and material losses to us. Although the tenants’ performance and payments under the leases are guaranteed by MGM, a default by a tenant with regard to any property under a lease, or by MGM with regard to its guarantee of such lease, will cause a default with regard to the entire portfolio covered by such lease. There can be no assurances that a tenant or MGM would assume the applicable lease or guarantee, as applicable, in the event of a bankruptcy, and if such lease or guarantee were rejected, the tenant or MGM, as applicable, may not have sufficient funds to pay the damages that would be owed to us as a result of the rejection. For these and other reasons, the bankruptcy of a tenant or MGM could have a material adverse effect on our business, financial condition and results of operations.

•
In the event of a bankruptcy of a tenant under one of the leases, a bankruptcy court may determine that such lease is not a single lease but rather multiple severable leases, each of which can be assumed or rejected independently, in which case underperforming leases related to properties we or the MGP BREIT Venture own that are subject to a lease could be rejected by a tenant while tenant-favorable leases are allowed to remain in place. The tenants, which are subsidiaries of MGM, lease all of the properties pursuant to the leases. Bankruptcy laws afford certain protections to tenants that may also affect the leases, each of which may be treated for purposes of bankruptcy laws as either a single lease for all the applicable properties or as separate and severable leases for each of such properties. Subject to certain restrictions, a tenant under a lease generally is required to assume or reject the lease as a whole, rather than making the decision on a property-by-property basis. This prevents the tenant from assuming only the better performing properties and terminating the lease with respect to the poorer performing properties. However, it is possible that a bankruptcy court could determine that a single “master lease” covering multiple properties is not a single indivisible lease but rather is multiple severable leases each of which can be assumed or rejected independently. Whether or not a bankruptcy court will require that either lease must be assumed or rejected as a whole depends upon a “facts and circumstances” analysis considering a number of factors, including the parties’ intent, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each property included in such lease, whether the landlord or tenant under such lease had the ability to dispose of its interest in any property included in such lease, the provisions contained in the relevant documents and applicable state law. If a bankruptcy court in a bankruptcy of a tenant were to determine that such tenant’s lease is not a single lease but rather multiple severable leases each of which can be assumed or rejected independently, certain underperforming leases related to properties we or the MGP BREIT Venture own could be rejected by such tenant in bankruptcy while tenant-favorable leases are allowed to remain in place, thereby adversely affecting payments to us or the MGP BREIT Venture derived from the properties.

•
A bankruptcy court may judicially recharacterize either lease as a secured lending transaction, in which case we or the MGP BREIT Venture would not be treated as the owner of the applicable properties and could lose certain rights as the owners in the bankruptcy proceedings. It is possible that, if we or the MGP BREIT Venture were to become subject to bankruptcy proceedings, a bankruptcy court could re-characterize the lease transactions set forth in the applicable lease as secured lending transactions depending on its interpretation of the terms of such lease, including, among other factors, the length of such lease relative to the useful life of the leased property. If a lease were judicially recharacterized as a secured lending transaction, we or the MGP BREIT Venture, as applicable, would not be treated as the owner of the applicable properties and could lose the legal as well as economic attributes of the owners of the properties, which could have a material adverse effect on our business, financial position or results of operations.

•
We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we or the MGP BREIT Venture, as applicable, have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense. While each lease requires, and any new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenant, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that are or will be subject to sublimits and may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

If we experience a loss that is uninsured or that exceeds the policy coverage limits of the insurance maintained by the tenant under the applicable lease, we or the MGP BREIT Venture, as applicable, could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to recourse indebtedness, we or the MGP BREIT Venture, as applicable, could continue to be liable for the indebtedness even if these properties were irreparably damaged.

In addition, even if damage to our properties is covered by insurance, a disruption of our business caused by a casualty event may result in the loss of business or tenants. The business interruption insurance carried by the tenants may not fully compensate us or the MGP BREIT Venture, as applicable, for the loss of business due to an interruption caused by a casualty event. Further, if the tenants have insurance but are underinsured, they may be unable to satisfy their payment obligations under the applicable lease.

A disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer’s ability to meet its claim payment obligations. A failure of an insurance company to make payments to us, the MGP BREIT Venture or the applicable tenant upon an event of loss covered by an insurance policy could adversely affect our business, financial condition and results of operations.

•
Changes in building and/or zoning laws may require us to update a property in the event of recapture or prevent us from fully restoring a property in the event of a substantial casualty loss and/or require us to meet additional or more stringent construction requirements. Due to changes, among other things, in applicable building and zoning laws, ordinances and codes that may affect certain of our properties that have come into effect after the initial construction of the properties, certain properties may not comply fully with current building and/or zoning laws, including electrical, fire, health and safety codes and regulations, use, lot coverage, parking and setback requirements, but may qualify as permitted non-conforming uses. Although each lease requires the tenant to pay for and ensure continued compliance with applicable law, there is no assurance that future leases will be negotiated on the same basis or that the tenants or other future tenants will make the required changes as required by the terms of such lease and/or any future leases we may enter into. In addition, such changes may limit a tenant’s ability to restore the premises of a property to its previous condition in the event of a substantial casualty loss with respect to the property or the ability to refurbish, expand or renovate such property to remain compliant, or increase the cost of construction in order to comply with changes in building or zoning codes and regulations. If a tenant is unable to restore a property to its prior use after a substantial casualty loss or is required to comply with more stringent building or zoning codes and regulations, we or MGP BREIT Venture may be unable to re-lease the space at a comparable effective rent or sell the property at an acceptable price, which may materially and adversely affect us.

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

•
Certain properties are subject to restrictions pursuant to reciprocal easement agreements, operating agreements, or similar agreements. Many of the properties are, and properties that we acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements that could adversely affect our ability to lease space to third parties. Such restrictions could include, for example, limitations on alterations, changes, expansions or reconfiguration of properties; limitations on use of properties; limitations affecting parking requirements; or restrictions on exterior or interior signage or facades. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding or redeveloping. Failure to secure such consents when necessary may harm our ability to execute leasing strategies, which could adversely affect our business, financial condition or results of operations.

•
Our properties are subject to risks from natural disasters such as earthquakes, hurricanes and severe weather. Our properties are located in areas that may be subject to natural disasters, such as earthquakes, and extreme weather conditions, including, but not limited to, hurricanes. Such natural disasters or extreme weather conditions may interrupt operations at the casino resorts, damage our properties, and reduce the number of customers who visit our facilities in such areas. A severe earthquake in Las Vegas could damage or destroy a number of our properties. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we expect to operate could adversely affect the business and results of operations at our properties. Although the tenants are required to maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we or MGP BREIT Venture, as applicable, or the tenants will be able to fully insure such losses or fully collect, if at all, on claims resulting from such natural disasters or extreme weather conditions. Furthermore, to the extent that climate change causes changes in weather patterns, risks from natural disasters and severe weather could be exacerbated, which could result in additional adverse effects on our properties and results of operation.

In addition, the MGM-MGP Master Lease allows the tenant to elect to remove a property from the MGM-MGP Master Lease following certain casualty or condemnation events. If the insurance proceeds received in such a casualty event are insufficient to restore the affected property, responsibility for the shortfall of insurance proceeds will be allocated between the landlord and the tenant as set forth in the MGM-MGP Master Lease. If the condemnation award received in such a condemnation event is insufficient to restore the affected property, the shortfall in the condemnation award will be borne entirely by the landlord. In either event, there can be no assurance that we would have access to sufficient funds to restore the affected property. Even if we are able to restore the affected property, we could be limited to selling or leasing such property to a new tenant in order to obtain an alternate source of revenue, which may not happen on comparable terms or at all. Any such removal also could lead to a reduction in the amount of rent we would receive under the MGM-MGP Master Lease and negatively impact our revenues.

•
Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations. Terrorist attacks or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by the tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that a tenant is affected by future attacks, its business similarly could be adversely affected, including its ability to continue to meet obligations under its lease. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

•
We rely on MGM to maintain the security and integrity of our IT networks and related systems. We rely extensively on MGM to maintain the security and integrity of our IT networks and related systems and, as a result, we are subject to risks associated with security breaches at MGM, whether through cyber-attacks or cyber-intrusions, and other disruptions of MGM’s IT systems. There can be no assurance that MGM’s security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any disruption in the availability of our computer systems, through cyber-attacks or otherwise, could adversely affect our operations. For example, a security breach or other significant disruption involving our IT networks and related systems could impact the proper functioning of our networks and systems, result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines, result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT, result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes, require significant management attention and resources to remedy any damages that result, subject us to claims for breach of contract, damages, credits, penalties or termination of certain agreements, cause an increase in cybersecurity protection or insurance costs, or damage our reputation among our investors generally. Any or all of the foregoing could adversely affect our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our Class A shares.

•
The operation of our properties will require, and the operation of properties acquired in the future will likely require, the use of certain brand names. The operation of our properties requires the use of certain brand names, and the terms of the leases do not require the tenants, MGM or any of its subsidiaries to transfer any intellectual property rights associated with any casino resort to us or MGP BREIT Venture or to potential new tenants. If the tenants or another subsidiary of MGM were to cease being the tenants of the properties under the leases, we or MGP BREIT Venture, as applicable, or a successor tenant may be required to rebrand and/or renovate such properties at substantial cost. If we or MGP BREIT Venture, as applicable, are unable to successfully manage the transition of our or its business to new brands in order to accommodate future tenants, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•
We have engaged and may engage in hedging transactions that may limit gains or result in losses. We have used derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2019, we have interest rate swap agreements to mitigate the interest rate risk inherent in our senior secured credit facility that are currently effective with a total $1.9 billion of notional amount. We have an additional $900 million of notional amount of forward starting swaps that are not yet effective. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

Risks Related to Our Affiliation with MGM

•
We are controlled by MGM, whose interests in our business may conflict with ours or yours. MGP’s Class B share, representing a majority of the voting power of its shares, is owned by MGM, whose interests may differ from or conflict with the interests of MGP’s other shareholders. MGM has the ability to exercise control over MGP’s affairs, including control over the outcome of all matters submitted to MGP’s shareholders for approval, including the election of directors and significant transactions. MGM will also have the power to prevent or cause a change in control as a result of its beneficial ownership of MGP’s Class B share, which could, among other things, discourage a potential acquirer from attempting to obtain control of MGP in a manner that provides a control premium to any shareholders other than MGM. Moreover, in such a change of control, shareholders are not entitled to dissenters’ rights of appraisal under our operating agreement or applicable Delaware law. As a result, unless and until MGM and its controlled affiliates’ (excluding us and our subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%, MGM will be able to effectively control us.

It is possible that MGM’s interests may, in some circumstances, conflict with your interests as a shareholder. For example, MGM may prevent us from selling properties if such sales would result in unfavorable tax allocations to MGM under Section 704(c) of the Code, which would require allocations to be made to MGM upon a transfer of any properties contributed by it to the Operating Partnership on account of the difference between the fair market value of those properties and their adjusted tax basis on the date that MGM contributed such properties, even if such a sale would be advantageous to MGP. In addition, because of our dual class structure, MGM will continue to be able to elect MGP’s board of directors and control all matters submitted to MGP’s shareholders for approval even though it does not own any Class A shares. This concentrated control will limit the ability of shareholders to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial, which could adversely affect the market price of MGP’s Class A shares.

Various conflicts of interest between MGM and us could arise. Some of MGP’s directors may own more stock in MGM than in our company. Ownership interests of officers and directors of MGM in MGP’s shares, or a person’s service as either an officer or director of both companies, could create or appear to create potential conflicts of interest when those officers and directors are faced with decisions that could have different implications for MGM and us. Potential conflicts of interest could also arise if we enter into any new commercial arrangements with MGM while it maintains control through the Class B share. Furthermore, our ability to lease our properties to or acquire properties from companies other than MGM or its affiliates in the future could be limited. In particular, we are prevented from selling or leasing our properties or interests in the Operating Partnership or the MGM-MGP Master Lease landlord to competitors of MGM. Our operating agreement provides that MGM has no duty to refrain from engaging in the same or similar business activities or lines of business, doing business with any of our customers or employing or otherwise engaging any of our directors, officers or employees, and MGM is not obligated to identify, acquire or sell us any properties in the future.

Pursuant to the terms of MGP’s operating agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to, among others, MGM and its affiliates and our directors or executive officers or any of their affiliates. Some of MGP’s executive officers and directors may also serve as officers and directors of MGM. No such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any shareholder for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Therefore, MGM and its affiliates may compete with us for investment opportunities and may own an interest in entities that compete with us on an operations basis.

We have various agreements that govern our relationship with MGM, some of which were entered into at the time of our initial public offering and, as a result, were determined by MGM and thus may not be representative of what we have achieved on a stand-alone basis or from an unaffiliated third party.

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

•
MGP’s operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of its directors, officers and others. MGP’s operating agreement provides that its board of directors, in exercising its rights in its capacity as members of the board of directors, is entitled to consider only such interests and factors as they desire, including MGM’s interests, and has no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us and is not subject to any different standards imposed by our operating agreement, the Limited Liability Company Act of Delaware or under any other law, rule or regulation or in equity. Similarly, MGP’s operating agreement provides that its officers, MGM and its affiliates and any other person eligible for indemnification under the terms of our operating agreement do not have any duties or liabilities, including fiduciary duties, to the fullest extent permitted by law, to us, any shareholder or any other person.

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

•
The MGM-MGP Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction. We have various agreements that govern our relationship with MGM. These agreements include the MCA, Corporate Services Agreement, IP License Agreement, Registration Rights Agreement and a sublease agreement. While MGM endeavored to have these agreements reflect customary, arm’s-length commercial terms and conditions, these agreements are not the result of arm’s-length negotiations, and consequently there can be no assurance that the terms of these agreements are as favorable to us as if they had been negotiated with unaffiliated third parties. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under our agreements with MGM because of our desire to maintain our ongoing relationship with MGM and its affiliates.

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

Risks Related to MGP’s REIT Election and Status as a REIT

•
If MGP fails to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations. We intend to continue to operate in a manner that will allow MGP to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. We received opinions of Weil, Gotshal & Manges LLP (“REIT Tax Counsel”) that, commencing with our taxable year ended December 31, 2016, MGP was organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and MGP’s proposed method of operations will enable it to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ended December 31, 2019 and subsequent taxable years. You should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service (“IRS”) or any court. The opinion of REIT Tax Counsel represents only the view of REIT Tax Counsel, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by MGM and us, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date issued. REIT Tax Counsel will have no obligation to advise MGM, us or the holders of our shares of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of REIT Tax Counsel and our qualification to be taxed as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by REIT Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Any failure to qualify to be taxed as a REIT, or failure to remain to be qualified to be taxed as a REIT, would have an adverse effect on our business, financial condition and results of operations.

•
Qualifying to be taxed as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and violations of these provisions could jeopardize our REIT qualification. Qualification to be taxed as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize MGP’s REIT qualification. MGP’s qualification to be taxed as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, MGP’s ability to satisfy the requirements to qualify to be taxed as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence.

•
The ownership limits that apply to REITs, as prescribed by the Code and by our operating agreement, may inhibit market activity in our shares and restrict our business combination opportunities. In order for MGP to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares may be owned, beneficially or constructively, by five or fewer individuals, as defined in the Code to include certain entities, at any time during the last half of each taxable year after the first year for which MGP elects to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own MGP’s shares during at least 335 days of a taxable year (other than the first taxable year for which it elects to be taxed as a REIT). Also, subject to limited exceptions, neither MGP nor an actual or constructive owner of 10% or more (by value) of its shares may actually or constructively own 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of the tenant. Any tenant that exceeds such ownership limits is referred to as a related party tenant, and rent from a related party tenant generally will not qualify under the REIT income tests. Subject to certain exceptions, MGP’s operating agreement authorizes its board of directors to take such actions as are necessary and desirable to preserve its qualification to be taxed as a REIT. MGP’s operating agreement also provides that, unless exempted by the board of directors in its sole discretion, no person may own more than 9.8% in value or in number, whichever is more restrictive, of any class of its shares (other than its Class B share) or 9.8% in value of the aggregate outstanding shares of all classes and series of its shares, including if repurchases by us cause a person’s holdings to exceed such limitations. The constructive ownership rules are complex and may cause Class A shares owned directly or constructively by a group of related individuals to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for our shares or otherwise be in the best interests of our shareholders.

•
Distributions payable by REITs qualify for a less favorable tax rate than the reduced tax rates available for some dividends. While distributions payable by REITs for tax years beginning after December 31, 2017 are eligible for a new 20% pass-through deduction pursuant to the Tax Act (as defined herein), the resultant net tax rate will generally be higher than the more favorable tax rates applicable to regular corporate qualified dividends. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including MGP’s Class A shares.

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

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the value of our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of MGP’s Class A shares.

•
To fund our growth strategy and refinance our indebtedness, we may depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all. To maintain REIT status, MGP must meet a number of organizational and operational requirements, including a requirement that it annually distributes to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. As a result of these requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, solely from operating cash flows. Consequently, we intend to rely on third-party capital market sources for debt or equity financing to fund our business strategy. In addition, we will likely need third-party capital market sources to refinance our indebtedness at maturity. Continued or increased turbulence in the United States or international financial markets and economies could adversely affect our ability to replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

•	the market’s perception of our growth potential;

•	our then-current levels of indebtedness;

•	our historical and expected future earnings, cash flows and cash distributions; and

•	the market price of MGP’s Class A shares.

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

•
Even if MGP remains qualified to be taxed as a REIT, we may face other tax liabilities that reduce our cash flow. Even if MGP remains qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. We may in the future own one or more TRSs subject to federal, state and local corporate-level income taxes as a regular C corporation. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

•
Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities. To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing MGP’s REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our unitholders and shareholders.

In addition to the asset tests set forth above, to qualify to be taxed as a REIT MGP must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to Class A shareholders and the ownership of MGP’s Class A shares. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying to be taxed as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

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

•
If MGP fails to meet the REIT income tests as a result of receiving non-qualifying income, we would be required to pay a penalty tax in order to retain MGP’s REIT status, or MGP may fail to qualify as a REIT. Certain income we receive could be treated as non-qualifying income for purposes of the REIT requirements. For example, rents we receive or accrue from the tenant will not be treated as qualifying rent for purposes of these requirements if the MGM-MGP Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the MGM-MGP Master Lease is not respected as a true lease for U.S. federal income tax purposes, MGP may fail to qualify to be taxed as a REIT. Even if MGP has reasonable cause for a failure to meet the REIT income tests as a result of receiving non-qualifying income, we would nonetheless be required to pay a penalty tax in order to retain MGP’s REIT status.

•
Legislative or other actions affecting REITs could have a negative effect on us. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors, our business plans or us. For instance, it is possible that future legislation could result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect MGP’s ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.

Risks Related to MGP’s Class A Shares

•
The market price and trading volume of our shares may be volatile. The market price of MGP’s Class A shares may be volatile. In addition, the trading volume in MGP’s Class A shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of MGP’s Class A shares will not fluctuate or decline significantly in the future.

Some of these factors, many of which are beyond our control, could negatively affect the market price of MGP’s Class A shares or result in fluctuations in the price or trading volume of MGP’s Class A shares include:

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

•
Our cash available for distribution to shareholders may not be sufficient to make distributions at expected levels, and we may need to borrow in order to make such distributions, make such distributions in the form of shares or may not be able to make such distributions in full. Distributions that we make are authorized and determined by MGP’s board of directors in its sole discretion out of funds legally available therefor. While we anticipate maintaining relatively stable distribution(s) during each year, the amount, timing and frequency of distributions are at the sole discretion of MGP’s board of directors and will be declared based upon various factors, including, but not limited to: future taxable income, limitations contained in debt instruments, debt service requirements, operating cash inflows and outflows including capital expenditures and acquisitions, and applicable law.

For purposes of satisfying the minimum distribution requirement to qualify for and maintain REIT status, MGP’s taxable income will be calculated without reference to our cash flow. Consequently, under certain circumstances, we may not have available cash to pay our required distributions, and we may need to increase our borrowings in order to fund our intended distributions, or we may distribute a portion of our distributions in the form of MGP’s Class A shares, which could result in significant shareholder dilution, or in the form of our debt instruments. While the IRS has issued a revenue procedure treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes, no assurances can be provided that we would be able to structure such distributions in a manner that would meet the requirements of the revenue procedure. Therefore, it is unclear whether and to what extent we will be able to make taxable dividends payable in-kind. In addition, to the extent we were to make distributions that include MGP’s Class A shares or debt instruments, a Class A shareholder will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such Class A shareholder.

•
Future offerings of debt and/or preferred equity securities, which may be senior to our shares for purposes of distributions or upon liquidation, or of additional Class A shares could adversely affect the market price of MGP’s Class A shares. In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred shares. If a liquidation event were to occur, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our shares. Additional equity offerings, including any future sales of Class A shares through our “at-the-market offering” (“ATM”) program, may dilute the holdings of our existing shareholders or reduce the market price of MGP’s Class A shares, or both. Holders of MGP’s Class A shares are not entitled to preemptive rights or other protections against dilution. MGP’s preferred shares, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of MGP’s Class A shares. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of MGP’s Class A shares and diluting their shareholdings in us.

•
Our earnings and cash distributions could affect the market price of MGP’s Class A shares. MGP’s Class A shares may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flows to shareholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of MGP’s Class A shares. Our failure to meet market expectations with regard to future earnings and cash distributions could adversely affect the market price of MGP’s Class A shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The location and general characteristics of our properties are provided in Part I, Item 1. Business

As of December 31, 2019, the land and substantially all of the assets of our properties, other than MGM National Harbor and Empire City, secure the obligations under the Operating Partnership’s senior secured credit facility.

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

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities with respect to MGP

Market Information

Our Class A shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “MGP.”

Holders

There were 47 record holders of our Class A shares as of February 24, 2020. A nominee of DTC is one of the record holders for the Class A shares, which holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold securities for their own accounts or for the accounts of their customers.

Distribution Policy

MGP has declared cash dividends each quarter. While we plan to continue to make quarterly dividends, the amount, declaration and payment of any future dividends will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefore and are dependent upon a number of factors, including restrictions under applicable law. If we have underestimated our cash available for distribution, we may need to increase the borrowings made by the Operating Partnership in order to fund our intended dividends. We expect that our dividends may exceed our net income under U.S. GAAP because of non-cash expenses included in net income. Notwithstanding the forgoing, the Operating Partnership’s credit agreement and the indentures governing the Operating Partnership’s senior notes restrict the Operating Partnership’s ability to make restricted payments, including to make distributions and pay dividends on or redeem or repurchase Operating Partnership units. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities with respect to the Operating Partnership

Market Information

There is currently no established public trading market for Operating Partnership units.

Holders

There were 15 record holders of our Operating Partnership units as of February 24, 2020 consisting entirely of MGP, MGM and subsidiaries of MGM.

Distribution Policy

The Operating Partnership has made distributions each quarter. While the Operating Partnership plans to continue to make quarterly distributions, no assurances can be made as to the frequency of any future distributions. Distributions made by the Operating Partnership are authorized and determined by the Operating Partnership’s general partner in its sole discretion out of funds legally available therefor, and are dependent upon a number of factors, including restrictions under applicable law. If the Operating Partnership has underestimated its cash available for distribution, it may need to increase its borrowings in order to fund its intended distributions. We expect that its distributions may exceed its net income under U.S. GAAP because of non-cash expenses included in net income. Notwithstanding the forgoing, the Operating Partnership’s credit agreement and the indentures governing its senior notes restrict its ability to make restricted payments, including to make distributions on or redeem or repurchase Operating Partnership units. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

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

The Operating Partnership issued 9.8 million Operating Partnership units to a subsidiary of MGM on October 5, 2017 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were issued as part of the consideration for the transfer of the real estate assets related to MGM National Harbor from a subsidiary of MGM.

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

The Operating Partnership issued 1.0 million Operating Partnership units to a subsidiary of MGM on March 7, 2019 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were issued as part of the consideration relating to the Park MGM Transaction.

The Operating Partnership redeemed 9.4 million Operating Partnership units from a subsidiary of MGM on April 1, 2019 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were redeemed as part of the consideration relating to the Northfield Park OpCo disposition.

In connection with the offering of 5.3 million Class A shares by the Company throughout 2019 as part of the Company’s “at-the-market-offering” (“ATM”) program, the Operating Partnership issued 5.3 million Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

In connection with the registered offering of 18.0 million Class A shares by the Company on November 22, 2019, the Operating Partnership issued 18.0 million Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Subsequent to year-end, the Operating Partnership issued 12.0 million Operating Partnership units to a subsidiary of MGM from February 11 through February 13, 2020 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities law. The Operating Partnership units were issued in connection with the settlement of forward sale agreements entered into by the Company on November 22, 2019.

Subsequent to year-end, the Operating Partnership issued 0.6 million Operating Partnership units to a subsidiary of MGM on February 12, 2020 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities law. The Operating Partnership units were issued in connection with the settlement of forward sale agreements entered into by the Company as part of the Company’s ATM program.

Subsequent to year-end, the Operating Partnership also issued 2.6 million Operating Partnership units to MGM on February 14, 2020 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities law. The Operating Partnership units were issued to MGM in connection with the MGP BREIT Venture Transaction.

Subsequent to year-end, in connection with the registered sale of 4.9 million Class A shares to BREIT by the Company on February 14, 2020, the Operating Partnership issued 4.9 million Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

PERFORMANCE GRAPH
The graph below matches our cumulative 44-month total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Equity REITs index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from April 20, 2016 to December 31, 2019. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Index	4/20/16	6/16	9/16	12/16	3/17	6/17	9/17	12/17
MGM Growth Properties	100.00	122.49	121.43	119.73	129.84	141.99	148.87	145.73
S&P 500	100.00	102.46	106.40	110.47	117.17	120.79	126.20	134.59
FTSE NAREIT Equity REITs	100.00	106.96	105.42	102.37	103.56	105.14	106.13	107.72

Index	3/18	6/18	9/18	12/18	3/19	6/19	9/19	12/19
MGM Growth Properties	134.78	156.87	154.13	140.35	173.86	167.78	167.07	174.82
S&P 500	133.57	138.15	148.81	128.69	146.25	152.55	155.14	169.21
FTSE NAREIT Equity REITs	98.89	108.82	110.16	102.74	119.52	121.01	130.45	129.46

ITEM 6.	SELECTED FINANCIAL DATA

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

Prior to April 25, 2016, the historical financial statements have been prepared on a “carve-out” basis from MGM’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the properties at the IPO Date, which were controlled by MGM, and have been determined to be the predecessor of MGP and the Operating Partnership for accounting purposes. These historical financial statements include allocations of income, expenses, assets and liabilities from MGM that reflect significant assumptions, and the consolidated financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had MGP or the Operating Partnership been a standalone company during the periods presented. As a result, historical financial information prior to the IPO Date is not necessarily indicative of the future results of operations, financial position and cash flows of MGP or the Operating Partnership. The financial position, results of operations and cash flows presented from the IPO Date through December 31, 2016 reflect the results of MGP and the Operating Partnership subsequent to the April 25, 2016 initial public offering.

MGM Growth Properties LLC

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations:
Total Revenues	$881,078	$869,495	$765,695	$467,548	$—
Income (loss) from continuing operations, net of tax	259,349	214,139	165,990	35,346	(261,954)
Income from discontinued operations, net of tax	16,216	30,563	—	—	—
Net income (loss)	275,565	244,702	165,990	35,346	(261,954)
Net income attributable to Class A shareholders	90,260	67,065	41,775	29,938	—
Net income per Class A share—basic:
Income from continuing operations per Class A share	$0.92	$0.83	$0.68	$0.52	N/A
Income from discontinued operations per Class A share	0.05	0.11	—	—	N/A
Net income per Class A share	$0.97	$0.94	$0.68	$0.52	N/A
Net income per Class A share—diluted:
Income from continuing operations per Class A share	$0.92	$0.83	$0.67	$0.52	N/A
Income from discontinued operations per Class A share	0.05	0.11	—	—	N/A
Net income per Class A share	$0.97	$0.94	$0.67	$0.52	N/A

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet:
Real estate investments, net	$10,827,972	$10,506,129	$10,021,938	$9,079,678	$7,793,639
Total assets	11,910,272	10,951,307	10,351,120	9,506,740	7,793,639
Debt, net	4,307,354	4,666,949	3,934,628	3,621,942	—
Operating lease liabilities	337,956	—	—	—	—

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Other Data:
Net cash provided by (used in) operating activities	$100,706	$556,801	$482,578	$297,781	$(58,473)
Net cash provided by (used in) investing activities	3,779	(1,068,528)	(462,988)	(138,987)	(129,308)
Net cash provided by (used in) financing activities	93,621	256,000	(120,360)	201,698	187,781
Net cash provided by (used in) discontinued operations	(22,321)	55,822	—	—	—
Dividends declared per Class A share	$1.8725	$1.7350	$1.5975	$1.0400	N/A

See Item 7 for information affecting comparability of the above information year over year.

MGM Growth Properties Operating Partnership LP

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per unit data)
Statement of Operations:
Total Revenues	$881,078	$869,495	$765,695	$467,548	$—
Income (loss) from continuing operations, net of tax	259,349	214,139	165,990	35,346	(261,954)
Income from discontinued operations, net of tax	16,216	30,563	—	—	—
Net income (loss)	275,565	244,702	165,990	35,346	(261,954)
Net income per Operating Partnership unit—basic:
Income from continuing operations per unit	$0.88	$0.80	$0.67	$0.52	N/A
Income from discontinued operations per unit	0.06	0.12	—	—	N/A
Net income per Operating Partnership unit	$0.94	$0.92	$0.67	$0.52	N/A
Net income per Operating Partnership unit—diluted:
Income from continuing operations per unit	$0.88	$0.80	$0.66	$0.52	N/A
Income from discontinued operations per unit	0.06	0.12	—	—	N/A
Net income per Operating Partnership unit	$0.94	$0.92	$0.66	$0.52	N/A

Net income per Operating Partnership units and the effect of dilutive securities outstanding are presented for the period including and subsequent to the IPO Date.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet:
Real estate investments, net	$10,827,972	$10,506,129	$10,021,938	$9,079,678	$7,793,639
Total assets	11,910,272	10,951,307	10,351,120	9,506,740	7,793,639
Debt, net	4,307,354	4,666,949	3,934,628	3,621,942	—
Operating lease liabilities	337,956	—	—	—	—

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per unit data)
Other Data:
Net cash provided by (used in) operating activities	$100,706	$556,801	$482,578	$297,781	$(58,473)
Net cash provided by (used in) investing activities	3,779	(1,068,528)	(462,988)	(138,987)	(129,308)
Net cash provided by (used in) financing activities	93,621	256,000	(120,360)	201,698	187,781
Net cash provided by (used in) discontinued operations	(22,321)	55,822	—	—	—
Distributions declared per Operating Partnership unit	$1.8725	$1.7350	$1.5975	$1.0400	N/A

See Item 7 for information affecting comparability of the above information year over year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements.

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto, of MGP and the Operating Partnership for the years ended December 31, 2019, 2018 and 2017.

Executive Overview

MGP is one of the leading publicly traded REITs engaged in the acquisition, ownership and leasing of large-scale destination entertainment and leisure resorts, whose tenants generally offer diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail offerings.

MGP is a limited liability company that was formed in Delaware in October 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM in January 2016 that became a subsidiary of MGP on the IPO Date. The Company has elected to be treated as a REIT commencing with its taxable year ended December 31, 2016.

As of December 31, 2019, we generated all of our revenues by leasing our real estate properties pursuant to the MGM-MGP Master Lease which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The lease has an initial lease term of ten years (other than with respect to MGM National Harbor, whose initial lease term ends on August 31, 2024) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant. Base rent and percentage rent that are known at the lease commencement date will be recorded on a straight-line basis over 30 years, which represents the initial ten-year non-cancelable lease term and all four five-year renewal terms under the lease, as we have determined such renewal terms to be reasonably assured.

Additionally, we expect to grow our portfolio through acquisitions with third parties and with MGM. In pursuing external growth initiatives, we will generally seek to acquire properties that can generate stable rental revenue through long-term, triple-net leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions.

As of December 31, 2019, our portfolio consisted of eleven premier destination resorts in Las Vegas and elsewhere across the United States, MGM Northfield Park in Northfield, Ohio, Empire Resorts Casino, in Yonkers, New York, as well as a retail and entertainment district, The Park in Las Vegas.

On January 29, 2019, we completed the Empire City Transaction. Empire City was added to the MGM-MGP Master Lease. As a result, the annual rent payment to MGP increased by $50 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to the tenant meeting an adjusted net revenue to rent ratio as described below. In addition, pursuant to the lease, MGP has a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future.

On March 7, 2019, we completed the Park MGM Transaction for total consideration of $637.5 million. We funded the transaction with $605.6 million in cash and the issuance of approximately 1.0 million of Operating Partnership units to a subsidiary of MGM.

As a result of the transaction, we recorded a lease incentive asset and the MGM-MGP Master Lease annual rent payment to us increased by $50 million, prorated for the remainder of the lease year. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to the tenant meeting an adjusted net revenue to rent ratio as described below.
On April 1, 2019, we transferred the membership interests of Northfield to a subsidiary of MGM and the Company retained the real estate assets. Our TRS that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded Northfield OpCo to MGM Northfield Park, which was then added to the MGM-MGP Master Lease. As a result, the annual rent payment to MGP increased by $60 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to the tenant meeting an adjusted net revenue to rent ratio as described below. Northfield OpCo is presented as discontinued operations in our consolidated statements of operations for all periods presented in which we owned Northfield OpCo and the related operating assets and liabilities are presented as assets held for sale and liabilities related to assets held for sale in our consolidated balance sheet as of December 31, 2018. Refer to Note 3 of the accompanying financial statements for additional discussion.
On February 14, 2020, the Operating Partnership completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to a newly formed entity (“MGP BREIT Venture”), which, following the transactions, is owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”). In exchange for the contribution of the Mandalay Bay real estate assets, the Operating Partnership received consideration of $2.1 billion, which was comprised of $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGM BREIT Venture, the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture, and the remainder in cash. In addition, MGM received $2.4 billion of cash distributed from the MGP BREIT Venture as consideration for its contribution of the MGM Grand Las Vegas real estate assets, and, additionally, the Operating Partnership issued 2.6 million Operating Partnership units to MGM representing 5% of the equity value of MGP BREIT Venture. In connection with the transactions, MGM provided a shortfall guaranty of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereto). On the closing date, BREIT also purchased 4.9 million Class A common shares of MGP for $150 million.

In connection with the transactions, MGP BREIT Venture entered into a lease with a subsidiary of MGM for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease provides for a term of thirty years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. In addition, the lease will require the tenant to spend 3.5% of net revenues over a rolling five-year period at the properties on capital expenditures and for the tenant and MGM to comply with certain financial covenants, which, if not met, will require the tenant to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. MGM provided a guarantee of tenant’s obligations under the lease.

In connection with the MGP BREIT Venture Transaction, the MGM-MGP Master Lease was modified to remove the Mandalay Bay property and the rent under the MGM-MGP Master Lease was reduced by $133 million.

Also, on January 14, 2020, the Operating Partnership, MGP, and MGM entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to MGM in connection with MGM exercising its right to require the Operating Partnership to redeem the Operating Partnership units it holds. The waiver provides that the units will be purchased at a price per unit equal to a 3% discount to the applicable cash amount as calculated in accordance with the operating agreement. The waiver terminates on the earlier of 24 months following the closing of the MGP BREIT Venture Transaction and MGM receiving cash proceeds of $1.4 billion as consideration for the redemption of its Operating Partnership units.

Combined Results of Operations for MGP and the Operating Partnership

The following is a comparative discussion of results of operations for the years ended December 31, 2019 and 2018. Refer to the audited consolidated financial statements and notes for the fiscal year ended December 31, 2018, which were included in our annual report on Form 10-K, filed with the SEC on February 27, 2019, and the audited and consolidated financial statements and notes for the fiscal year ended December 31, 2018, as retrospectively recasted for discontinued operations, which were filed on current report on Form 8-K filed with the SEC on August 16, 2019, for the comparative discussion of the results of operations for the years ended December 31, 2018 and 2017.

Overview

The following table summarizes our financial results for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Total Revenues	$881,078	$869,495	$765,695
Total Expenses	355,911	429,355	412,910
Income from continuing operations, net of tax	259,349	214,139	165,990
Income from discontinued operations, net of tax	16,216	30,563	—
Net income	275,565	244,702	165,990
Net income attributable to Class A shareholders	90,260	67,065	41,775

Revenues

Rental revenue. Rental revenues, including tenant reimbursements and other, for the years ended December 31, 2019 and 2018 were $881.1 million and $869.5 million, respectively. The $11.6 million, or 1%, increase for 2019 compared to 2018 was primarily due to an increase in rental revenues, excluding the lease incentive amortization, of $126.5 million as a result of the Empire City Transaction in January 2019, the Park MGM Transaction in March 2019, and the addition of MGM Northfield Park to the MGM-MGP Master Lease in April 2019. The increase was offset by a $93.7 million decrease in reimbursed revenues as we no longer recognize reimbursed revenue for property taxes in accordance with the adoption of ASC 842 on January 1, 2019 and a $16.4 million decrease in revenues for the amortization of the lease incentive asset recorded as part of the Park MGM Transaction.

Expenses

Depreciation. Depreciation expense was $294.7 million and $266.6 million for the years ended December 31, 2019 and 2018, respectively. The $28.1 million, or 11%, increase for 2019 as compared to 2018 was primarily due to the full year of depreciation recorded in 2019 for the acquisitions of MGM Northfield Park in July 2018 and Empire City in January 2019.

Property transactions, net. Property transactions, net were $10.8 million in 2019 compared to $20.3 million in 2018. Property transactions, net in all years relate to normal losses on the disposition of assets recognized during the year and fluctuate year over year based on the timing of our disposition of assets.

Ground lease and other reimbursable expenses. Ground lease and other reimbursable expenses were $23.7 million and $119.5 million for the years ended December 31, 2019 and 2018, respectively. The $95.9 million, or 80%, decrease for 2019 as compared to 2018 was primarily due to a $93.7 million decrease reflecting the adoption of ASC 842 effective January 1, 2019, under which we no longer recognize the property taxes paid by the tenant under the MGM-MGP Master Lease.

Acquisition-related expenses. Acquisition-related expenses were $10.2 million and $6.1 million for the years ended December 31, 2019 and 2018, respectively. The $4.0 million, or 65%, increase for 2019 as compared to 2018 primarily relates to expenses related to the Empire City Transaction and the MGP BREIT Venture Transaction offset by expenses incurred in the prior year relating to the Northfield acquisition.

General and administrative expenses. General and administrative expenses for the years ended December 31, 2019 and 2018 were $16.5 million and $16.0 million, respectively. The $0.5 million, or 3%, increase for 2019 as compared to 2018 was primarily due to increased financial, administrative and operational support costs.
Other Expenses
Other expenses for the years ended December 31, 2019 and 2018 were $258.2 million and $220.2 million, respectively. The $38.0 million, or 17%, increase for 2019 as compared to 2018 was primarily related to an increase of interest expense on the senior notes, which primarily related to the $750 million 5.75% senior notes issued in January 2019, the loss on extinguishment of debt of $6.2 million and the $3.9 million loss on unhedged interest rate swaps, net.

Discontinued Operations
Income from discontinued operations, net of tax for the years ended December 31, 2019 and 2018 were $16.2 million and $30.6 million, respectively, and were entirely attributable to Northfield OpCo in both years. See Note 3 of the accompanying financial statements for additional discussion.

Provision for Income Taxes
Our effective tax rate was 2.8% and 2.6% for the years ended December 31, 2019 and 2018, respectively. Variations of the effective tax rate among these periods is primarily the result of activities of the TRS, which was liquidated in April 2019. Refer to Note 2 and Note 8 of the accompanying financial statements for additional discussion.

Non-GAAP Measures

Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus depreciation, as defined by the National Association of Real Estate Investment Trusts.

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs and cash flow hedges; non-cash compensation expense; straight-line rent (which is defined as the difference between contractual rent and cash rent payments, excluding lease incentive asset amortization); amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; loss on unhedged interest rate swaps, net; provision for income taxes related to the REIT and other, net - discontinued operations.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net); real estate depreciation; amortization of financing costs and cash flow hedges; non-cash compensation expense; straight-line rent; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; loss on unhedged interest rate swaps, net; other, net - discontinued operations; interest income; interest expense (including amortization of financing costs and cash flow hedges) and provision for income taxes.

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

The following table provides a reconciliation of our net income to FFO, AFFO and Adjusted EBITDA:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Net income(1)	$275,565	$244,702	$165,990
Real estate depreciation (2)	294,705	266,622	260,455
Property transactions, net	10,844	20,319	34,022
Funds From Operations	581,114	531,643	460,467
Amortization of financing costs and cash flow hedges	12,520	12,572	11,713
Non-cash compensation expense	2,277	2,093	1,336
Straight-line rental revenues, excluding lease incentive asset	41,447	20,680	6,415
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	14,347	(3,711)	(2,352)
Acquisition-related expenses	10,165	6,149	17,304
Non-cash ground lease rent, net	1,038	686	686
Other expenses	7,615	7,191	1,621
Loss on unhedged interest rate swaps, net	3,880	—	—
Provision for income taxes - REIT	7,598	5,779	4,906
Other, net - discontinued operations	3,707	9,147	—
Adjusted Funds From Operations	685,708	592,229	502,096
Interest income(1)	(3,219)	(2,501)	(3,907)
Interest expense(1)	249,944	215,532	184,175
Amortization of financing costs and cash flow hedges	(12,520)	(12,572)	(11,713)
Provision for income taxes - discontinued operations	2,890	5,056	—
Adjusted EBITDA	$922,803	$797,744	$670,651

(1) Net income, interest income and interest expense are net of intercompany interest eliminations of $5.6 million for the year ended December 31, 2019.
(2) Includes depreciation on MGM Northfield real estate assets for the period of July 6, 2018 through December 31, 2018.

The following table presents FFO and AFFO per diluted Operating Partnership unit:

	Year Ended December 31,
	2019	2018	2017
Weighted average Operating Partnership units outstanding
Basic	293,884,939	266,131,712	249,451,258
Diluted	294,137,313	266,319,797	249,634,668

Net income per Operating Partnership units outstanding
Basic	$0.94	$0.92	$0.67
Diluted	$0.94	$0.92	$0.66

FFO per Operating Partnership unit
Diluted	$1.98	$2.00	$1.84
AFFO per Operating Partnership unit
Diluted	$2.33	$2.22	$2.01

Liquidity and Capital Resources

Rental revenues and, subsequent to the close of the MGP BREIT Venture Transaction in February 2020, distributions from the MGP BREIT Venture are our primary sources of cash from operations and are dependent on the tenant’s ability to pay rent and the MGP BREIT Venture’s ability to pay distributions. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. MGP’s principal funding requirement is the payment of dividends and distributions on its Class A shares, and its principal source of funding for these dividends and distributions is the distributions it receives from the Operating Partnership. MGP’s liquidity is therefore dependent upon the Operating Partnership’s ability to make sufficient distributions to it. The Operating Partnership’s primary uses of cash include payment of operating expenses, debt service and distributions to MGP and MGM. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $202.1 million in cash and cash equivalents held by the Operating Partnership as of December 31, 2019, expected cash flows from operations, and $1.4 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of December 31, 2019. See Note 6 to the accompanying financial statements for a description of our principal debt arrangements as of December 31, 2019.

In connection with the MGP BREIT Venture Transaction, on February 14, 2020, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee for debt of the MGP BREIT Venture, and permit the incurrence of a bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the November 2019 forward equity issuance of 12.0 million Class A shares for net proceeds of $355.9 million and of the ATM program forward equity issuance of 0.6 million Class A shares for net proceeds of $18.7 million to pay off the balance of its term loan A facility in full. Also, in connection with the waiver agreement entered into in February 2020, MGM may redeem its Operating Partnership units for cash. MGP and the Operating Partnership have sufficient liquidity to satisfy such commitment, including the $1.4 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of December 31, 2019.

In addition, we expect to incur additional indebtedness in the future to finance acquisitions or for general corporate or other purposes.

Summary of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $100.7 million and $556.8 million, respectively. The $456.1 million decrease in cash generated from operating activities was primarily due to the Park MGM Transaction, for which we paid a cash lease incentive of $605.6 million to a subsidiary of MGM and amended the MGM-MGP Master Lease, as further described in Note 5 within our accompanying financial statements, and an increase in cash paid for interest under our principal debt agreements due to the issuance of the $750 million in aggregate principal amount of 5.75% senior notes due 2027. This was partially offset with an increase in cash rental payments of $147.4 million as a result of the Empire City Transaction, the Park MGM Transaction, the Northfield real estate assets being added to the MGM-MGP Master Lease, and the impact of the 2.0% fixed annual rent escalator that went into effect on April 1, 2019.

Net cash provided by investing activities for the year ended December 31, 2019 was $3.8 million related to cash proceeds from the Northfield OpCo Transaction. Net cash used in investing activities for the year ended December 31, 2018 was $1.1 billion, primarily relating to the acquisition of Northfield in July 2018.

Net cash provided by financing activities for the year ended December 31, 2019 was $93.6 million, which was primarily attributable to our issuance of $750 million in aggregate principal amount of 5.75% senior notes due 2027, our offering of 19.6 million Class A shares in a registered public offering in January 2019 for net proceeds of $548.4 million, our offering of 18.0 million Class A shares in a registered public offering in November 2019 for net proceeds of $540.6 million, and our offering of 5.3 million Class A shares under our “at-the-market” (“ATM”) equity distribution program throughout 2019 for net proceeds of $161.0 million, partially offset by repayments of our bank credit facility of approximately $1.1 billion, net, our repayment of approximately $246.0 million of assumed indebtedness from the Empire City Transaction, and $533.7 million of dividends paid. Net cash provided by financing activities for the year ended December 31, 2018 was $256.0 million, which was primarily attributable to net borrowings of $727.8 million from our bank credit facility and $454.3 million in dividends paid.

Net cash used in operating, financing and investing activities for our discontinued operations for the year ended December 31, 2019 was $22.3 million and net cash provided by operating, financing and investing activities for our discontinued operations for the year ended December 31, 2018 was $55.8 million. Net cash activity for both periods was entirely due to the operations of the Northfield OpCo, which were transferred to MGM in April 2019.

Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the distributions declared and paid by MGP. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date
(in thousands, except per unit and per share amount)
2019
March 15, 2019	March 29, 2019	$0.4650	April 15, 2019
June 14, 2019	June 28, 2019	$0.4675	July 15, 2019
September 13, 2019	September 30, 2019	$0.4700	October 15, 2019
December 13, 2019	December 31, 2019	$0.4700	January 15, 2020
2018
March 15, 2018	March 30, 2018	$0.4200	April 13, 2018
June 15, 2018	June 29, 2018	$0.4300	July 16, 2018
September 17, 2018	September 28, 2018	$0.4375	October 15, 2018
December 14, 2018	December 31, 2018	$0.4475	January 15, 2019
2017
March 15, 2017	March 31, 2017	$0.3875	April 13, 2017
June 15, 2017	June 30, 2017	$0.3950	July 14, 2017
September 15, 2017	September 29, 2017	$0.3950	October 13, 2017
December 15, 2017	December 29, 2017	$0.4200	January 16, 2018

Principal Debt Arrangements

See Note 6 to the accompanying consolidated financial statements for information regarding our debt agreements as of December 31, 2019.

Capital Expenditures

The MGM-MGP Master Lease has a triple-net structure, which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the rent, ensuring that the cash flows associated with our lease will remain relatively predictable for the duration of its term.

Inflation

The MGM-MGP Master Lease provides for certain increases in rent as a result of the fixed annual rent escalator or changes in the variable percentage rent as further described above under “— MGM-MGP Master Lease.” We expect that inflation will cause the variable percentage rent provisions to result in rent increases over time. However, we could be negatively affected if increases in rent are not sufficient to cover increases in our operating expenses due to inflation. In addition, inflation and increased cost may have an adverse impact on our tenant if increases in its operating expenses exceed increases in revenue due to inflation thereby impacting its ability to pay rent. This may also impact the MGP BREIT Venture’s ability to pay distributions to us if its tenant’s ability to pay rent is similarly impacted by inflation.

Off-Balance Sheet Arrangements

As of December 31, 2019, we do not have any off-balance sheet arrangements except for our MGM-MGP Master Lease disclosed in more detail in Note 5 to the accompanying consolidated financial statements.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2019:

	Payments due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
	(In millions)
Debt	$—	$—	$—	$399.1	$1,050.0	$2,904.6	$4,353.7
Estimated interest payments on debt(1)	211.5	211.5	211.5	199.6	160.1	219.3	1,213.5
Operating leases(2)	21.1	25.0	25.0	24.9	24.8	1,332.8	1,453.6
Total	$232.6	$236.5	$236.5	$623.6	$1,234.9	$4,456.7	$7,020.8

(1)
Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at December 31, 2019 and LIBOR rates as of December 31, 2019 for our senior credit facility. We exclude the impact of our interest rate swap agreements.

(2)	Reflects our lessee leases for the land underlying certain of our properties as further discussed in Note 12 to the accompanying financial statements.

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

Estimates are required in order to prepare the financial statements in conformity with U.S. GAAP. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, REIT qualification, lease accounting, determining the useful lives of real estate investments and property and equipment used in operations and evaluating the impairment of such assets, and purchase price allocations. The judgment on such estimates and underlying assumptions is based on our experience and various other factors that we believe are reasonable under the circumstances. These form the basis of our judgment on matters that may not be apparent from other available sources of information. In many instances changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The future financial statement presentation, financial condition, results of operations and cash flows may be affected to the extent that the actual results differ materially from our estimates.

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

Leases

The lease accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. Upon entry into a lease agreement or amendment, we assess whether such agreements are accounted for as a separate or combined contract and/or a lease modification or a new lease. This further determines whether the extent to which we need to perform lease classification testing to determine if the agreement is a finance or operating lease. The lease classification test may require judgments which may include, among other things, the fair value of the assets, the residual value of the assets at the end of the lease term, the estimated remaining economic life of the assets, and the likelihood of the tenant exercising renewal options.

Real Estate Investments, Property and Equipment used in operations, and Depreciation

Real estate costs related to the acquisition and improvement of our properties are capitalized and include expenditures that materially extend the useful lives of existing assets. Property and equipment used in operations represents the assets acquired in the Northfield acquisition and was therefore recognized at fair value at the acquisition date. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. We consider the period of future benefit of an asset to determine its appropriate useful life. Depreciation on our buildings, improvements and integral equipment is computed using the straight-line method over an estimated useful life of 3 to 40 years. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 3 to 40 years is an appropriate estimate of useful life. Property and Equipment used in operations that related to the operations of Northfield are classified as assets held for sale. Refer to Note 3 for further information.

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

Business Combinations (Acquisition of Northfield in 2018)

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

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 3 of the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our primary market risk exposure is interest rate risk with respect to our existing variable rate indebtedness. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

To manage our exposure to changes in variable rate debt, as of December 31, 2019, we have effective interest rate swap agreements where the Operating Partnership pays a weighted average 1.821% on a total notional amount of $1.9 billion. Additionally, we have $900 million of notional amount of forward starting swaps that are not currently effective.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of December 31, 2019, variable rate borrowings, including impact from our swap agreements, represented approximately 9.3% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $4 million based on our variable rate debt outstanding at December 31, 2019 and taking into account the interest rate swap agreements currently effective. The following table provides information about the maturities of our debt subject to changes in interest rates, excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	2019
	(In millions)
Fixed-rate	$—	$—	$—	$—	$1,050.0	$1,600.0	$2,650.0	$2,879.8
Average interest rate	N/A	N/A	N/A	N/A	5.625%	5.086%	5.300%
Variable rate	$—	$—	$—	$399.1	$—	$1,304.6	$1,703.7	$1,709.8
Average interest rate	N/A	N/A	N/A	3.549%	N/A	3.799%	3.741%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements.

Financial Statement Schedule.

MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP:
Schedule III — Real Estate and Accumulated Depreciation — December 31, 2019	84

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MGM Growth Properties LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Growth Properties LLC and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019 of the Company, and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting principle.

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
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MGM Growth Properties LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Growth Properties LLC and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Table of Contents at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach. The application of ASC Topic 842, Leases, is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

“Park MGM Transaction” - Refer to Note 5 to the financial statements (also see change in accounting principle explanatory paragraph above)

Critical Audit Matter Description

During the year ended December 31, 2019, the Company completed the Park MGM Transaction and amended the existing MGM-MGP Master Lease concurrent with which the Company paid $637.5 million, of which $605.6 million was cash and the remainder was the issuance of approximately 1.0 million of Operating Partnership units, to a subsidiary of MGM. As a result of this amendment, the Company was required to reassess the lease classification of the MGM-MGP Master Lease under ASC 842 for the first time as a lessor. This reassessment requires management to make significant estimates and assumptions related to the fair value of the assets at the transaction date and the residual value of the assets at the end of the lease term.

We identified the reassessment of the MGM-MGP Master Lease under ASC 842 as a critical audit matter because the lease accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease by the lessor.

Given the significant judgments made by management to estimate the fair value of the leased assets at the transaction date and the residual value of the assets at the end of the lease term, we performed audit procedures to evaluate the reasonableness of the discounted cash flows utilized in the income approach to determine the fair value of the assets and the residual value of the assets used in the determination of the implicit rate of the lease, which required a higher degree of auditor judgment, including involving our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s accounting for the lease classification in connection with the Park MGM Transaction under ASC 842 included the following, among others:

•
We tested the effectiveness of controls over management’s assessment of the proper lease classification in connection with the Park MGM transaction, including controls related to management’s assessment of the fair value and residual value of the assets.

•
We performed an independent determination of the classification of the MGM-MGP Master Lease under ASC 842, including recalculating the future payments to be received as a result of the MGM-MGP Master Lease amendment.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates applied to the cash flows in the estimate of the fair value by developing a range of independent estimates and comparing those to the discount rates selected by management.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the residual value of the assets utilized in determining the implicit rate of the lease.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 27, 2020

We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of MGM Growth Properties Operating Partnership LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Growth Properties Operating Partnership LP and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, cash flows, and partners’ capital, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Table of Contents at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Partnership adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

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

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 27, 2020

We have served as the Partnership’s auditor since 2015.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2019	2018
ASSETS
Real estate investments, net	$10,827,972	$10,506,129
Lease incentive asset	527,181	—
Cash and cash equivalents	202,101	3,995
Tenant and other receivables, net	566	7,668
Prepaid expenses and other assets	30,919	34,813
Above market lease, asset	41,440	43,014
Operating lease right-of-use assets	280,093	—
Assets held for sale	—	355,688
Total assets	$11,910,272	$10,951,307

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$4,307,354	$4,666,949
Due to MGM Resorts International and affiliates	774	227
Accounts payable, accrued expenses and other liabilities	37,421	20,796
Above market lease, liability	—	46,181
Accrued interest	42,904	26,096
Dividend and distribution payable	147,349	119,055
Deferred revenue	108,593	163,926
Deferred income taxes, net	29,909	33,634
Operating lease liabilities	337,956	—
Liabilities related to assets held for sale	—	28,937
Total liabilities	5,012,260	5,105,801
Commitments and contingencies (Note 12)
Shareholders' equity
Class A shares: no par value, 1,000,000,000 shares authorized, 113,806,820 and 70,911,166 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	2,766,325	1,712,671
Accumulated deficit	(244,381)	(150,908)
Accumulated other comprehensive income (loss)	(7,045)	4,208
Total Class A shareholders' equity	2,514,899	1,565,971
Noncontrolling interest	4,383,113	4,279,535
Total shareholders' equity	6,898,012	5,845,506
Total liabilities and shareholders' equity	$11,910,272	$10,951,307

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Rental revenue	$856,421	$746,253	$675,089
Tenant reimbursements and other	24,657	123,242	90,606
Total Revenues	881,078	869,495	765,695

Expenses
Depreciation	294,705	266,622	260,455
Property transactions, net	10,844	20,319	34,022
Ground lease and other reimbursable expenses	23,681	119,531	88,254
Amortization of above market lease, net	—	686	686
Acquisition-related expenses	10,165	6,149	17,304
General and administrative	16,516	16,048	12,189
Total Expenses	355,911	429,355	412,910

Other income (expense)
Interest income	3,219	2,501	3,907
Interest expense	(249,944)	(215,532)	(184,175)
Loss on unhedged interest rate swaps, net	(3,880)	—	—
Other	(7,615)	(7,191)	(1,621)
	(258,220)	(220,222)	(181,889)
Income from continuing operations before income taxes	266,947	219,918	170,896
Provision for income taxes	(7,598)	(5,779)	(4,906)
Income from continuing operations, net of tax	259,349	214,139	165,990
Income from discontinued operations, net of tax (Note 3)	16,216	30,563	—
Net income	275,565	244,702	165,990
Less: Net income attributable to noncontrolling interest	(185,305)	(177,637)	(124,215)
Net income attributable to Class A shareholders	$90,260	$67,065	$41,775

Weighted average Class A shares outstanding:
Basic	93,046,859	70,997,589	61,733,136
Diluted	93,299,233	71,185,674	61,916,546

Per Class A share data
Income from continuing operations per Class A share (basic)	$0.92	$0.83	$0.68
Income from discontinued operations per Class A share (basic)	0.05	0.11	—
Net income per Class A share (basic)	$0.97	$0.94	$0.68

Income from continuing operations per Class A share (diluted)	$0.92	$0.83	$0.67
Income from discontinued operations per Class A share (diluted)	0.05	0.11	—
Net income per Class A share (diluted)	$0.97	$0.94	$0.67
The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$275,565	$244,702	$165,990
Other comprehensive income (loss)	(35,198)	4,128	9,782
Comprehensive income	240,367	248,830	175,772
Less: Comprehensive income attributable to noncontrolling interests	(159,639)	(180,665)	(131,236)
Comprehensive income attributable to Class A shareholders	$80,728	$68,165	$44,536

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$275,565	$244,702	$165,990
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net	(16,216)	(30,563)	—
Depreciation	294,705	266,622	260,455
Property transactions, net	10,844	20,319	34,022
Amortization of deferred financing costs and debt discount	12,733	12,031	11,360
Loss on retirement of debt	6,161	2,736	798
Non-cash ground lease, net	1,038	686	686
Deemed contributions - tax sharing agreement	7,008	5,745	1,730
Straight-line rental revenues, excluding amortization of lease incentive asset	41,447	20,680	6,414
Amortization of lease incentive asset	16,360	—	—
Amortization of deferred revenue on non-normal tenant improvements	(2,013)	(3,711)	(2,352)
Loss on unhedged interest rate swaps, net	3,880	—	—
Share-based compensation	2,277	2,093	1,336
Deferred income taxes	(3,725)	5,090	3,176
Park MGM Transaction	(605,625)	—	—
Distributions received from discontinued operations and other	40,165	2,801	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(540)	(1,283)	3,118
Prepaid expenses and other assets	903	654	(1,537)
Due to MGM Resorts International and affiliates	547	(735)	796
Accounts payable, accrued expenses and other liabilities	(1,616)	5,403	158
Accrued interest	16,808	3,531	(3,572)
Net cash provided by operating activities - continuing operations	100,706	556,801	482,578
Cash flows from investing activities
Capital expenditures for property and equipment	—	(192)	(488)
Acquisition of Northfield	—	(1,068,336)	—
Proceeds from Northfield OpCo Transaction	3,779	—	—
MGM National Harbor Transaction	—	—	(462,500)
Net cash provided by (used in) investing activities - continuing operations	3,779	(1,068,528)	(462,988)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	(1,115,375)	727,750	(41,875)
Proceeds from issuance of debt	750,000	—	350,000
Deferred financing costs	(9,983)	(17,490)	(5,598)
Repayment of assumed debt and bridge facilities	(245,950)	—	(425,000)
Proceeds from issuance of Class A shares, net	1,250,006	—	387,548
Dividends and distributions paid	(533,735)	(454,260)	(385,435)
Other	(1,342)	—	—
Net cash provided by (used in) financing activities - continuing operations	93,621	256,000	(120,360)
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	15,591	23,406	—
Cash flows provided by (used in) investing activities, net	(12)	32,416	—
Cash flows used in financing activities, net	(37,900)	—	—
Net cash provided by (used in) discontinued operations	(22,321)	55,822	—
Change in cash and cash equivalents classified as assets held for sale	(22,321)	55,822	—
Cash and cash equivalents
Net (decrease) increase for the period	198,106	(255,727)	(100,770)
Balance, beginning of period	3,995	259,722	360,492
Balance, end of period	$202,101	$3,995	$259,722
Supplemental cash flow disclosures
Interest paid	$220,616	$199,429	$176,033
Non-cash investing and financing activities
Non-Normal Tenant Improvements by tenant	$—	$19,316	$52,995
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$147,349	$119,055	$111,733
Empire City Transaction assets acquired	$625,000	$—	$—
Redemption of Operating Partnership units relating to Northfield OpCo Transaction	$301,373	$—	$—
MGM National Harbor Transaction net assets acquired	$—	$—	$721,409
The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Class A Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2017	57,500	$—	$1,363,130	$(29,758)	$445	$1,333,817	$4,274,444	$5,608,261
Net income	—	—	—	41,775	—	41,775	124,215	165,990
Other comprehensive income - cash flow hedges	—	—	—	—	2,761	2,761	7,021	9,782
MGM National Harbor Transaction	—	—	19,372	—	11	19,383	277,026	296,409
Issuance of Class A shares	13,225	—	333,742	(4,125)	(109)	329,508	58,040	387,548
Share-based compensation	—	—	334	—	—	334	1,002	1,336
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	1,730	1,730
Dividends and distributions declared ($1.5975 per share)	—	—	—	(102,840)	—	(102,840)	(300,219)	(403,059)
Other	172	—	(88)	—	—	(88)	(170)	(258)
Balance at December 31, 2017	70,897	—	1,716,490	(94,948)	3,108	1,624,650	4,443,089	6,067,739
Net income	—	—	—	67,065	—	67,065	177,637	244,702
Other comprehensive income - cash flow hedges	—	—	—	—	1,100	1,100	3,028	4,128
Share-based compensation	—	—	558	—	—	558	1,535	2,093
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	5,745	5,745
Dividends and distributions declared ($1.7350 per share)	—	—	—	(123,025)	—	(123,025)	(338,557)	(461,582)
Other	14	—	(4,377)	—	—	(4,377)	(12,942)	(17,319)
Balance at December 31, 2018	70,911	—	1,712,671	(150,908)	4,208	1,565,971	4,279,535	5,845,506
Net income	—	—	—	90,260	—	90,260	185,305	275,565
Other comprehensive income - cash flow hedges	—	—	—	—	(9,532)	(9,532)	(25,666)	(35,198)
Issuance of Class A shares	42,819	—	1,051,094	—	(1,512)	1,049,582	200,424	1,250,006
Empire City Transaction	—	—	23,940	—	(195)	23,745	355,305	379,050
Park MGM Transaction	—	—	2,512	—	(16)	2,496	29,379	31,875
Northfield OpCo Transaction	—	—	(27,441)	—	2	(27,439)	(271,518)	(298,957)
Share-based compensation	—	—	728	—	—	728	1,549	2,277
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	7,008	7,008
Dividends and distributions declared ($1.8725 per share)	—	—	—	(183,733)	—	(183,733)	(378,296)	(562,029)
Other	77	—	2,821	—	—	2,821	88	2,909
Balance at December 31, 2019	113,807	$—	$2,766,325	$(244,381)	$(7,045)	$2,514,899	$4,383,113	$6,898,012

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,
	2019	2018
ASSETS
Real estate investments, net	$10,827,972	$10,506,129
Lease incentive asset	527,181	—
Cash and cash equivalents	202,101	3,995
Tenant and other receivables, net	566	7,668
Prepaid expenses and other assets	30,919	34,813
Above market lease, asset	41,440	43,014
Operating lease right-of-use assets	280,093	—
Assets held for sale	—	355,688
Total assets	$11,910,272	$10,951,307

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,307,354	$4,666,949
Due to MGM Resorts International and affiliates	774	227
Accounts payable, accrued expenses and other liabilities	37,421	20,796
Above market lease, liability	—	46,181
Accrued interest	42,904	26,096
Distribution payable	147,349	119,055
Deferred revenue	108,593	163,926
Deferred income taxes, net	29,909	33,634
Operating lease liabilities	337,956	—
Liabilities related to assets held for sale	—	28,937
Total liabilities	5,012,260	5,105,801
Commitments and contingencies (Note 12)
Partners’ capital
General partner	—	—
Limited partners: 313,509,363 and 266,045,289 Operating Partnership units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	6,898,012	5,845,506
Total partners’ capital	6,898,012	5,845,506
Total liabilities and partners’ capital	$11,910,272	$10,951,307

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Rental revenue	$856,421	$746,253	$675,089
Tenant reimbursements and other	24,657	123,242	90,606
Total Revenues	881,078	869,495	765,695

Expenses
Depreciation	294,705	266,622	260,455
Property transactions, net	10,844	20,319	34,022
Ground lease and other reimbursable expenses	23,681	119,531	88,254
Amortization of above market lease, net	—	686	686
Acquisition-related expenses	10,165	6,149	17,304
General and administrative	16,516	16,048	12,189
Total Expenses	355,911	429,355	412,910

Other income (expense)
Interest income	3,219	2,501	3,907
Interest expense	(249,944)	(215,532)	(184,175)
Loss on unhedged interest rate swaps, net	(3,880)	—	—
Other	(7,615)	(7,191)	(1,621)
	(258,220)	(220,222)	(181,889)
Income from continuing operations before income taxes	266,947	219,918	170,896
Provision for income taxes	(7,598)	(5,779)	(4,906)
Income from continuing operations, net of tax	259,349	214,139	165,990
Income from discontinued operations, net of tax (Note 3)	16,216	30,563	—
Net income	$275,565	$244,702	$165,990

Weighted average Operating Partnership units outstanding:
Basic	293,884,939	266,131,712	249,451,258
Diluted	294,137,313	266,319,797	249,634,668

Per Operating Partnership unit data
Income from continuing operations per Operating Partnership unit (basic)	$0.88	$0.80	$0.67
Income from discontinued operations per Operating Partnership unit (basic)	0.06	0.12	—
Net income per Operating Partnership unit (basic)	$0.94	$0.92	$0.67

Income from continuing operations per Operating Partnership unit (diluted)	$0.88	$0.80	$0.66
Income from discontinued operations per Operating Partnership unit (diluted)	0.06	0.12	—
Net income per Operating Partnership unit (diluted)	$0.94	$0.92	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$275,565	$244,702	$165,990
Other comprehensive income (loss)	(35,198)	4,128	9,782
Comprehensive income	$240,367	$248,830	$175,772

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$275,565	$244,702	$165,990
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net	(16,216)	(30,563)	—
Depreciation	294,705	266,622	260,455
Property transactions, net	10,844	20,319	34,022
Amortization of deferred financing costs and debt discount	12,733	12,031	11,360
Loss on retirement of debt	6,161	2,736	798
Non-cash ground lease, net	1,038	686	686
Deemed contributions - tax sharing agreement	7,008	5,745	1,730
Straight-line rental revenues, excluding amortization of lease incentive asset	41,447	20,680	6,414
Amortization of lease incentive asset	16,360	—	—
Amortization of deferred revenue on non-normal tenant improvements	(2,013)	(3,711)	(2,352)
Loss on unhedged interest rate swaps, net	3,880	—	—
Share-based compensation	2,277	2,093	1,336
Deferred income taxes	(3,725)	5,090	3,176
Park MGM Transaction	(605,625)	—	—
Distributions received from discontinued operations and other	40,165	2,801	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(540)	(1,283)	3,118
Prepaid expenses and other assets	903	654	(1,537)
Due to MGM Resorts International and affiliates	547	(735)	796
Accounts payable, accrued expenses and other liabilities	(1,616)	5,403	158
Accrued interest	16,808	3,531	(3,572)
Net cash provided by operating activities - continuing operations	100,706	556,801	482,578
Cash flows from investing activities
Capital expenditures for property and equipment	—	(192)	(488)
Acquisition of Northfield	—	(1,068,336)	—
Proceeds from Northfield OpCo Transaction	3,779	—	—
MGM National Harbor Transaction	—	—	(462,500)
Net cash provided by (used in) investing activities - continuing operations	3,779	(1,068,528)	(462,988)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	(1,115,375)	727,750	(41,875)
Proceeds from issuance of debt	750,000	—	350,000
Deferred financing costs	(9,983)	(17,490)	(5,598)
Repayment of assumed debt and bridge facilities	(245,950)	—	(425,000)
Proceeds from issuance of OP units by MGP	1,250,006	—	387,548
Distributions paid	(533,735)	(454,260)	(385,435)
Other	(1,342)	—	—
Net cash provided by (used in) financing activities - continuing operations	93,621	256,000	(120,360)
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	15,591	23,406	—
Cash flows provided by (used in) investing activities, net	(12)	32,416	—
Cash flows used in financing activities, net	(37,900)	—	—
Net cash provided by (used in) discontinued operations	(22,321)	55,822	—
Change in cash and cash equivalents classified as assets held for sale	(22,321)	55,822	—
Cash and cash equivalents
Net (decrease) increase for the period	198,106	(255,727)	(100,770)
Balance, beginning of period	3,995	259,722	360,492
Balance, end of period	$202,101	$3,995	$259,722
Supplemental cash flow disclosures
Interest paid	$220,616	$199,429	$176,033
Non-cash investing and financing activities
Non-Normal Tenant Improvements by tenant	$—	$19,316	$52,995
Accrual of dividend and distribution payable to Operating Partnership unit holders	$147,349	$119,055	$111,733
Empire City Transaction assets acquired	$625,000	$—	$—
Redemption of Operating Partnership units relating to Northfield OpCo Transaction	$301,373	$—	$—
MGM National Harbor Transaction net assets acquired	$—	$—	$721,409
The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except per unit amounts)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2017	$—	$5,608,261	$5,608,261
Net income	—	165,990	165,990
Other comprehensive income - cash flow hedges	—	9,782	9,782
MGM National Harbor Transaction	—	296,409	296,409
Issuance of Operating Partnership units	—	387,548	387,548
Share-based compensation	—	1,336	1,336
Deemed contribution - tax sharing agreement	—	1,730	1,730
Distributions declared ($1.5975 per unit)	—	(403,059)	(403,059)
Other	—	(258)	(258)
Balance at December 31, 2017	—	6,067,739	6,067,739
Net income	—	244,702	244,702
Other comprehensive income - cash flow hedges	—	4,128	4,128
Share-based compensation	—	2,093	2,093
Deemed contribution - tax sharing agreement	—	5,745	5,745
Distributions declared ($1.7350 per unit)	—	(461,582)	(461,582)
Other	—	(17,319)	(17,319)
Balance at December 31, 2018	—	5,845,506	5,845,506
Net income	—	275,565	275,565
Other comprehensive income - cash flow hedges	—	(35,198)	(35,198)
Issuance of Operating Partnership units	—	1,250,006	1,250,006
Empire City Transaction	—	379,050	379,050
Park MGM Transaction	—	31,875	31,875
Northfield OpCo Transaction	—	(298,957)	(298,957)
Share-based compensation	—	2,277	2,277
Deemed contribution - tax sharing agreement	—	7,008	7,008
Distributions declared ($1.8725 per unit)	—	(562,029)	(562,029)
Other	—	2,909	2,909
Balance at December 31, 2019	$—	$6,898,012	$6,898,012

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware in October 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership that was formed in January 2016 and became a subsidiary of MGP in April 2016. The Company has elected be treated as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2016.

MGP is organized in an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which MGP owns substantially all of its assets and conducts substantially all of its business through the Operating Partnership, which is owned by MGP and certain other subsidiaries of MGM and whose sole general partner is one of MGP’s subsidiaries. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. MGM Resorts International (“MGM” or the “Parent”) holds a controlling interest in MGP through its ownership of MGP’s Class B share, but does not hold any of MGP’s Class A shares. MGM will no longer be entitled to the voting rights provided by the Class B share if MGM and its controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%. The operating agreement provides that MGM may only transfer the Class B share (other than transfers to us and MGM’s controlled affiliates) if and to the extent that such transfer is approved by an independent conflicts committee, not to be unreasonably withheld. No par value is attributed to MGP’s Class A and Class B shares.

As of December 31, 2019, there were approximately 313.5 million Operating Partnership units outstanding in the Operating Partnership of which MGM owned approximately 199.7 million Operating Partnership units or 63.7% of the Operating Partnership units in the Operating Partnership. MGP owns the remaining 36.3% of the Operating Partnership units in the Operating Partnership. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries.

MGP is a publicly traded REIT engaged through its investment in the Operating Partnership in the acquisition, ownership and leasing of large-scale destination entertainment and leisure resorts, whose tenants generally offer diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail offerings. As of December 31, 2019, a wholly owned subsidiary of the Operating Partnership leases its real estate properties back to a wholly owned subsidiary of MGM under a master lease agreement (the “MGM-MGP Master Lease”).

Empire City Transaction

On January 29, 2019, the Company acquired the developed real property associated with Empire City Casino (“Empire City”) from MGM upon its acquisition of Empire City (“Empire City Transaction”) and Empire City was added to the MGM-MGP Master Lease. Refer to Note 3 for additional details on the Empire City Transaction and Note 5 for further discussion on the MGM-MGP Master Lease.

Park MGM Transaction

On March 7, 2019, the Company completed the transaction relating to renovations undertaken by MGM Resorts regarding the Park MGM and NoMad Las Vegas property (the “Park MGM Transaction”). Refer to Note 5 for further discussion on the MGM-MGP Master Lease.

Northfield OpCo Transaction

On April 1, 2019, the Company transferred the membership interests of Northfield Park Associates, LLC (“Northfield”), the entity that formerly owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park in Northfield, Ohio, to a subsidiary of MGM, and the Company retained the real estate assets. The Company’s taxable REIT subsidiary (“TRS”) that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded the operations it acquired (“Northfield OpCo”) to MGM Northfield Park, which was added to the MGM-MGP Master Lease. Refer to Note 3 for additional details on the Northfield OpCo Transaction and Note 5 for further discussion on the MGM-MGP Master Lease.

MGP BREIT Venture Transaction

On February 14, 2020, the Operating Partnership completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which MGM transferred the real estate assets of MGM Grand Las Vegas to the Operating Partnership and, together with real estate assets of Mandalay Bay (including Mandalay Place), were contributed to a newly formed entity (“MGP BREIT Venture”), which, following the transactions, is owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”). In exchange for the contribution of the Mandalay Bay real estate assets, the Operating Partnership received consideration of $2.1 billion, which was comprised of $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGM BREIT Venture, the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture, and the remainder in cash. In addition, MGM received approximately $2.4 billion of cash distributed from the MGP BREIT Venture as consideration for its contribution of the MGM Grand Las Vegas real estate assets, and, additionally, the Operating Partnership issued 2.6 million Operating Partnership units to MGM representing 5% of the equity value of MGP BREIT Venture. In connection with the transactions, MGM provided a shortfall guaranty of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereto). On the closing date, BREIT also purchased 4.9 million Class A common shares of MGP for $150 million.

In connection with the transactions, MGP BREIT Venture entered into a lease with a subsidiary of MGM for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease (the “MGP BREIT Venture Lease”) provides for a term of 30 years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. In addition, the lease will require the tenant to spend 3.5% of net revenues over a rolling five-year period at the properties on capital expenditures and for the tenant and MGM to comply with certain financial covenants, which, if not met, will require the tenant to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. MGM will provide a guarantee of the tenant’s obligations under the lease.

In connection with the MGP BREIT Venture Transaction, the MGM-MGP Master Lease was modified to remove the Mandalay Bay property and the rent under the MGM-MGP Master Lease was reduced by $133 million.

The real estate assets of Mandalay Bay were classified as held and used in the consolidated balance sheets at December 31, 2019 as the held for sale criteria were not met as of the balance sheet date.

Also, on January 14, 2020, the Operating Partnership, MGP, and MGM entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to MGM in connection with MGM exercising its right to require the Operating Partnership to redeem Operating Partnership units it holds. The waiver provides that the units will be purchased at a price per unit equal to a 3% discount to the applicable cash amount as calculated in accordance with the operating agreement. The waiver terminates on the earlier of 24 months following the closing of the MGP BREIT Venture Transaction and MGM receiving cash proceeds of $1.4 billion as consideration for the redemption of its Operating Partnership units.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

The accompanying consolidated financial statements of MGP and the Operating Partnership represent the results of operations, financial positions and cash flows of MGP and the Operating Partnership, including their respective subsidiaries. Certain reclassifications have been made to conform the prior period presentation.

Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating

Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The consolidated financial statements of the Operating Partnership as of December 31, 2019 include the accounts of its wholly owned subsidiary, MGP Lessor LLC, which is the MGM-MGP Master Lease landlord, a VIE of which the Operating Partnership is the primary beneficiary. As of December 31, 2019, on a consolidated basis, MGP Lessor, LLC had total assets of $11.7 billion primarily related to its real estate investments and total liabilities of $475.1 million primarily related to its deferred revenue and operating lease liabilities.

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

MGM may tender its Operating Partnership units for redemption by the Operating Partnership in exchange for cash equal to the market price of MGP’s Class A shares at the time of redemption or for unregistered Class A shares on a one-for-one basis. Such selection to pay cash or issue Class A shares to satisfy an Operating Partnership unitholder’s redemption request is solely within the control of MGP’s independent conflicts committee. Refer to Note 1 above for discussion on a waiver agreement entered into in February 2020 relating to the redemption of Operating Partnership units.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments, and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from these estimates.

Real estate investments. Real estate investments consist of land, buildings, improvements and integral equipment. The majority of the Company’s real property was contributed or acquired by the Operating Partnership from MGM as transactions between entities under common control, and as a result, such real estate was initially recorded by the Company at MGM’s historical cost basis, less accumulated depreciation (i.e., there was no change in the basis of the contributed assets), as of the contribution or acquisition dates. For real property acquired from third parties, such assets were recognized at fair value at the acquisition date. Costs of maintenance and repairs to real estate investments are the responsibility of the tenant under the MGM-MGP Master Lease.

Based upon the terms of the MGM-MGP Master Lease, although the tenant is responsible for all capital expenditures during the term of the lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the tenant, should the tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP in effect at lease commencement (i.e. ASC 840) (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Inception-to-date Non-Normal Tenant Improvements were $48.4 million through December 31, 2019.

Property and Equipment used in operations. Property and equipment used in operations are stated at cost. The property and equipment used in operations was acquired through the Northfield acquisition and therefore recognized at fair value at the acquisition date. Property and Equipment used in operations that relate to the operations of Northfield are classified as assets held for sale. Refer to Note 3 for further information.

The Company evaluates its property and equipment, real estate investments, and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset to a third-party at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses. There were no impairment charges related to long-lived assets recognized during the years ended December 31, 2019, 2018, and, 2017.

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

Lease incentive asset. The Company’s lease incentive asset consists of the consideration paid to MGM as part of the Park MGM Transaction, net of the deferred revenue balance associated with Non-Normal Tenant Improvements related to Park MGM, which was derecognized. The Company amortizes the lease incentive asset as a reduction of rental revenue over the remaining term of the MGM-MGP Master Lease.

Deferred revenue. The Company received nonmonetary consideration related to Non-Normal Tenant Improvements as they become MGP’s property pursuant to the MGM-MGP Master Lease and recognized the cost basis of Non-Normal Tenant Improvements as real estate investments and deferred revenue. The Company depreciates the real estate investments over their estimated useful lives and amortizes the deferred revenue as additional rental revenue over the remaining term of the MGM-MGP Master Lease once the related real estate investments were placed in service.

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

For leases with terms greater than twelve months, the operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The initial measurement of the operating lease ROU assets also includes any prepaid lease payments and are reduced by any previously accrued deferred rent. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company uses its incremental borrowing rate to discount the lease payments based on the information available at commencement date. Certain of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

Cash and cash equivalents. Cash and cash equivalents include investments and interest-bearing instruments with maturities of 90 days or less at the date of acquisition. Such investments are carried at cost, which approximates market value.

Revenue recognition. Rental revenue under the MGM-MGP Master Lease, which is accounted for as an operating lease, is recognized on a straight-line basis over the non-cancelable term and reasonably certain renewal periods, which includes the initial lease term of ten years and all four additional five-year terms under the lease, for all contractual revenues that are determined to be fixed and measurable, payment has been received or collectability is probable. The difference between such rental revenue earned and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of tenant and other receivables, net or as deferred revenue if cash rent due exceeds rental revenue earned.

Tenant reimbursement revenue and other reflects the amortization of deferred revenue relating to Non-Normal Tenant Improvements as well as the non-cash ground lease reimbursement revenue from the tenant. Prior to the adoption of ASC 842 in 2019, the Company also reflected within this amount the revenue that arises from costs for which the Company is the primary obligor that are required to be paid by the tenant on behalf of the Company pursuant to the triple-net lease terms such as property taxes. This revenue is recognized in the same periods as the expense is incurred.

Northfield generated gaming, food, beverage and other revenue, which primarily consists of video lottery terminal (“VLT”) wager transactions and food and beverage transactions. Gaming, food, beverage and other revenue relate to the operations of Northfield and are classified as discontinued operations. Refer to Note 3 for further information.

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and other intangible assets are classified as assets held for sale. Refer to Note 3 for further information.

Ground lease and other reimbursable expenses. Ground lease and other reimbursable expenses arise from costs which, upon adoption of ASC 842, includes ground lease rent paid directly by the tenant pursuant to the third-party lessor on behalf of the Company. Prior to the adoption of ASC 842 on January 1, 2019, reimbursable expenses also included property taxes paid for by the tenant on behalf of the Company pursuant to the triple-net lease terms of the MGM-MGP Master Lease.

Acquisition-related expenses. The Company expenses transaction costs associated with completed or announced acquisitions in the period in which they are incurred. These costs are included in acquisition-related expenses within the consolidated statements of operations.

General and administrative. General and administrative expenses primarily include the salaries and benefits of employees and external consulting costs. In addition, pursuant to a corporate services agreement between the Operating Partnership and MGM (the “Corporate Services Agreement”), MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services. MGM is reimbursed for all costs it incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement for the years ended December 31, 2019, 2018 and 2017 of $3.5 million, $1.9 million and $1.6 million, respectively.

Deferred financing costs. Deferred financing costs were incurred in connection with the issuance of the term loan facilities, revolving credit facility and senior notes. Costs incurred in connection with term loan facilities and senior notes are capitalized and offset against the carrying amount of the related indebtedness. Costs incurred in connection with the Operating Partnership’s revolving credit facility are capitalized as a component of prepaid expenses and other assets. These costs are amortized over the term of the indebtedness and are included in interest expense in the consolidated statement of operations.

Concentrations of credit risk. As of December 31, 2019. all of the Company’s real estate properties have been leased to a wholly owned subsidiary of MGM and all of the Company’s revenues for the period ending December 31, 2019 are derived from the MGM-MGP Master Lease with MGM.

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

Fair value measurements. Fair value measurements are utilized in the accounting of the Company’s assets acquired and liabilities assumed in a business combination and also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 2 inputs for its debt fair value disclosures. See Note 6;

•	Level 2 inputs when measuring the fair value of its interest rate swaps. See Note 7; and

•	Level 2 or Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed during the Northfield acquisition. See Note 3.

Reportable segment. In connection with the Northfield OpCo transaction in April 2019, the Company’s TRS liquidated, the Company transferred the Northfield operations to a subsidiary of MGM, and the Company retained the real estate assets. Accordingly, the Company solely generates revenue from its real estate properties. As of December 31, 2019, the Company’s real estate properties are similar to one another in that they consist of large-scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail, are held by a subsidiary of the Operating Partnership, have similar economic characteristics and are governed under a single master lease agreement. As such, the properties are reported as one reportable segment.

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

Prior to April 1, 2019, the Company’s TRS owned the real estate assets and operations of Northfield and the Company recorded a tax provision on the income from the TRS operations. In connection with the Northfield OpCo Transaction, the TRS was liquidated and the Company transferred the Northfield operations to a subsidiary of MGM and the Company retained the real estate. Consequently, the Company does not provide a tax provision on TRS operations after April 1, 2019.

Recently issued accounting standards. In February 2016, the FASB issued ASC 842 “Leases (Topic 842)”, which replaces the existing guidance in Topic 840, “Leases” (“ASC 842”). ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would classify and account for its lease agreements as either finance or operating. Both finance and operating leases will result in the lessee recognizing a ROU asset and a corresponding lease liability. For finance leases, the lessee will recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset; and for operating leases, the lessee will recognize straight-line rent expense. The Company adopted ASC 842 on January 1, 2019 utilizing the simplified transition method and accordingly did not recast comparative period financial information. The Company elected the package of practical expedients available under ASC 842, which includes that the Company need not reassess the lease classification for existing contracts. Accordingly, the MGM-MGP Master Lease continues to be classified as an operating lease as of January 1, 2019. ASC 842 requires lessors to exclude from variable payments, and therefore from revenue, lessor costs paid by lessees directly to third parties. Under the MGM-MGP Master Lease, the lessee pays property tax directly to third parties; accordingly, the Company no longer reflect such costs as “Tenant reimbursements and other” within revenues or “Ground lease and other reimbursable expenses” within expenses as of January 1, 2019.

The Company is also a lessee in lease arrangements, primarily for land underlying certain of its properties. As a result of adoption, the Company recognized approximately $279.9 million of operating ROU assets and approximately $333.5 million of operating lease liabilities as of January 1, 2019.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

Empire City Acquisition

As discussed in Note 1, on January 29, 2019, the Company acquired the developed real property associated with Empire City from MGM for fair value consideration of approximately $634.4 million. The Company funded the acquisition of the developed real property from MGM through the assumption of approximately $246.0 million of indebtedness, which was repaid with borrowings under its senior secured credit facility, and the issuance of approximately 12.9 million Operating Partnership units to MGM. Empire City was added to the MGM-MGP Master Lease, as further discussed in Note 5.

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

Northfield Acquisition and Northfield OpCo Transaction

Northfield Acquisition. On July 6, 2018 the TRS completed its acquisition of 100% of the membership interests of Northfield for a purchase price of approximately $1.1 billion. The Company funded the acquisition through a $200 million draw on the term loan A facility and a $655 million draw under the revolving credit facility, with the remainder of the purchase price paid with cash on hand. The purpose of the acquisition was to expand MGP’s real estate assets and diversify MGP’s geographic reach. The Company recognized 100% of the assets and liabilities of Northfield at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction.

The following table sets forth the purchase price allocation (in thousands):

Fair value of assets acquired and liabilities:
Property and equipment used in operations	$792,807
Cash and cash equivalents	35,831
Racing and gaming licenses	228,000
Customer list	25,000
Goodwill	17,915
Other assets	9,598
Other liabilities	(38,786)
$1,070,365

As discussed above, the Company recognized the identifiable intangible assets at fair value. The estimated fair values of the intangible assets were determined using methodologies under the income approach based on significant inputs that were not observable. The goodwill was primarily attributable to the synergies expected to arise after the acquisition.

Northfield OpCo Transaction. On April 1, 2019, the Company transferred Northfield OpCo to a subsidiary of MGM for fair value consideration of approximately $305.2 million consisting primarily of approximately 9.4 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and the Company retained the real estate assets. The Company’s TRS that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded Northfield OpCo to MGM Northfield Park, which was then added to the MGM-MGP Master Lease. Refer to Note 5 for further discussion on the MGM-MGP Master Lease.

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

The Company’s results for Northfield OpCo for the years ended December 31, 2019 and 2018 are reflected in discontinued operations on the consolidated statement of operations and the related assets and liabilities have been reclassified as assets held for sale and liabilities related to assets held for sale on the consolidated balance sheet on a retrospective basis. The retained MGM Northfield Park real estate assets have been retrospectively reclassified into real estate investments, net. The major classes of assets and liabilities of the Northfield OpCo presented as assets and liabilities related to assets held for sale as of December 31, 2018 were as follows:

December 31, 2018
Assets held for sale	(in thousands)
Property and equipment, used in operations, net	$20,391
Cash and cash equivalents	55,822
Tenant and other receivables, net	7,322
Prepaid expenses and other assets	3,024
Goodwill	17,915
Other intangible assets, net	251,214
Assets held for sale	$355,688

Liabilities related to assets held for sale
Due to MGM Resorts International and affiliates	$80
Accounts payable, accrued expenses and other liabilities	28,806
Deferred revenue	51
Liabilities related to assets held for sale	$28,937

The results of the Northfield OpCo discontinued operations are summarized as follows:

	Year Ended December 31,	Year Ended December 31,
	2019	2018
	(in thousands)
Total revenues	$67,841	$132,949
Total expenses	(48,735)	(97,330)
Income from discontinued operations before income taxes	19,106	35,619
Provision for income taxes	(2,890)	(5,056)
Income from discontinued operations, net of tax	16,216	30,563
Less: Income attributable to noncontrolling interests - discontinued operations	(11,434)	(22,417)
Income from discontinued operations attributable to Class A shareholders	$4,782	$8,146

MGM National Harbor Transaction. On October 5, 2017, MGP completed the purchase of the long-term leasehold interest and real property improvements associated with MGM National Harbor casino resort (“MGM National Harbor”) for consideration consisting of the assumption of $425 million of debt, which was immediately paid off on the closing date, $462.5 million of cash and the issuance of 9.8 million Operating Partnership units to a subsidiary of MGM and MGM National Harbor was added to the MGM-MGP Master Lease.

The MGM National Harbor Transaction was accounted for as a transaction between entities under common control, and therefore the Company recorded the MGM National Harbor real estate assets at the carryover value of $1.18 billion from MGM. In addition, the Operating Partnership was assigned ground leases for an approximate 23 acres underlying MGM National Harbor. Under the terms of the MGM-MGP Master Lease, the tenant is responsible for the rent payments related to the ground leases during the term of the lease. See Note 5 for further discussion of the MGM-MGP Master Lease.

NOTE 4 — REAL ESTATE INVESTMENTS

The carrying value of real estate investments is as follows:

	December 31,
	2019	2018
	(in thousands)
Land	$4,631,013	$4,536,013
Buildings, building improvements, land improvements and integral equipment	9,293,483	8,782,321
	13,924,496	13,318,334
Less: Accumulated depreciation	(3,096,524)	(2,812,205)
	$10,827,972	$10,506,129

NOTE 5 — LEASES

MGM-MGP Master Lease. The MGM-MGP Master Lease is accounted for as an operating lease and has an initial lease term of ten years beginning on April 25, 2016 (other than with respect to MGM National Harbor as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant. The MGM-MGP Master Lease provides that any extension of its term must apply to all of the real estate under the lease at the time of the extension. The lease provided that the initial term with respect to MGM National Harbor ends on August 31, 2024. Thereafter, the initial term of the lease with respect to MGM National Harbor may be renewed at the option of the tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the lease or the next renewal term (depending on whether MGM elects to renew the other properties under the lease in connection with the expiration of the initial ten-year term). If, however, the tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the lease, the tenant would also lose the right to renew the lease with respect to the rest of the properties when the initial ten-year lease term ends related to the rest of the properties in 2026. The lease has a triple-net structure, which requires the tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the lease provides MGP with a right of first offer with respect to MGM Springfield and with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, which MGP may exercise should MGM elect to sell either property in the future.

Rent under the lease consists of a “base rent” component and a “percentage rent” component. As of December 31, 2019, the base rent represents approximately 90% of the rent payments due under the lease and the percentage rent represents approximately 10% of the rent payments due under the lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the operating subsidiary sublessees of the tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the tenant and, without duplication, the operating subtenants, from the leased properties subject to the lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).

On January 29, 2019, Empire City was added to the MGM-MGP Master Lease. As a result, the annual rent payment to MGP increased by $50 million, prorated for the remainder of the lease year. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022. In addition, MGP has a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future.

On March 7, 2019, the Company completed the Park MGM Transaction and amended the MGM-MGP Master Lease concurrent with which the Company paid $637.5 million, of which $605.6 million was cash and the remainder was the issuance of approximately 1.0 million of Operating Partnership units, to a subsidiary of MGM and, as a result, the annual rent payment to the Company increased by $50 million, prorated for the remainder of the lease year. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2.0% per year until 2022. The Company recorded a lease incentive asset which represents the consideration paid, less the existing deferred revenue balance of $94.0 million relating to the non-normal tenant improvements recorded for Park MGM, which was derecognized. The Company was required to reassess the lease classification of the lease, which included estimating the fair value using an income approach and the residual value of the assets used in the determination of the implicit rate, and concluded that the lease continued to be an operating lease.

On April 1, 2019, MGM Northfield Park was added to the MGM-MGP Master Lease and the annual rent payment increased by $60 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2.0% per year until 2022.

Additionally, in connection with the commencement of the fourth lease year on April 1, 2019 and the corresponding 2.0% fixed annual rent escalator that went into effect on such date, the base rent under the MGM-MGP Master Lease increased to $855.6 million, resulting in total annual rent under the MGM-MGP Master Lease of $946.1 million.

Straight-line rental revenues from the MGM-MGP Master Lease, which includes lease incentive asset amortization, were $856.4 million, $746.3 million, and $675.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company also recognized revenue related to tenant reimbursements and other of $24.7 million, $123.2 million, and $90.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Under the MGM-MGP Master Lease, future non-cancelable minimum rental payments, which are the payments under the initial 10-year term through April 30, 2026 and do not include the four five-year renewal options and, with respect to MGM National Harbor, through August 31, 2024, are as follows as of December 31, 2019:

Year ending December 31,	(in thousands)
2020	$958,894
2021	976,262
2022	912,751
2023	890,126
2024	859,276
Thereafter	1,063,437
Total	$5,660,746

Lessee Leases. The Company is a lessee of land underlying Borgata, MGM National Harbor, and Beau Rivage. The Company is obligated to make lease payments through the non-cancelable term of the ground leases, which is through 2066 for Beau Rivage, 2070 for Borgata, and 2082 for MGM National Harbor. These ground leases will be paid by the tenant under the MGM-MGP Master Lease through 2046 (including renewal periods). Components of lease expense for the year ended December 31, 2019 include operating lease cost of $23.8 million. Other information related to the Company’s operating leases was as follows (in thousands, except for lease term and discount rate information):

Supplemental balance sheet information	Balance at December 31, 2019
Operating lease right-of-use assets	$280,093
Operating lease liabilities	337,956
Weighted-average remaining lease term (years)	59
Weighted-average discount rate (%)	7%

Maturities of operating lease liabilities were as follows:

Year ending December 31,	(in thousands)
2020	$21,127
2021	24,996
2022	25,015
2023	24,875
2024	24,846
Thereafter	1,332,804
Total future minimum lease payments	1,453,663
Less: Amount of lease payments representing interest	(1,115,707)
Total	$337,956

NOTE 6 — DEBT

Debt consists of the following:

	December 31,
	2019	2018
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$399,125	$470,000
Senior secured term loan B facility	1,304,625	1,799,125
Senior secured revolving credit facility	—	550,000
$1,050 million 5.625% senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% senior notes, due 2026	500,000	500,000
$750 million 5.75% senior notes, due 2027	750,000	—
$350 million 4.50% senior notes, due 2028	350,000	350,000
	4,353,750	4,719,125
Less: Unamortized discount and debt issuance costs	(46,396)	(52,176)
	$4,307,354	$4,666,949

Operating Partnership credit agreement. At December 31, 2019, the Operating Partnership senior secured credit facility consisted of a $399 million term loan A facility, a $1.3 billion term loan B facility, and a $1.4 billion revolving credit facility. The revolving and term loan A facilities bear interest of London Inter-bank Offered Rate (“LIBOR”) plus 1.75% to 2.25% determined by reference to a total net leverage ratio pricing grid. The revolving and term loan A facilities will mature in June 2023. The term loan B facility bears interest of LIBOR plus 2.00% and will mature in March 2025.

The term loan facilities are subject to amortization of principal in equal quarterly installments of $2.9 million and $4.6 million for the term loan A facility and term loan B facility, respectively, with the balances due at maturity. In November 2019, the Operating Partnership used the proceeds from its equity offering to prepay $65 million on the term loan A facility and $476 million on the term loan

B facility, which reflects all scheduled amortization plus additional principal. The Company incurred a $6.2 million loss on retirement of debt as a result of this pay down. As of December 31, 2019, no amounts were drawn on the revolving credit facility. At December 31, 2019, the interest rate on the term loan A facility was 3.55% and the interest rate on the term loan B facility was 3.80%. No letters of credit were outstanding under the Operating Partnership senior secured credit facility at December 31, 2019. See Note 7 for further discussion of the Operating Partnership’s interest rate swap agreements.

In connection with the MGP BREIT Venture Transaction, on February 14, 2020, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee for debt of the MGP BREIT Venture, and permit the incurrence of a bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances to pay off the balance of its term loan A facility in full.

The credit agreement contains customary representations and warranties, events of default and positive and negative covenants. The revolving credit facility and term loan A facility also require that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its financial covenants at December 31, 2019.

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
Bridge Facility. In connection with the Empire City Transaction, the Operating Partnership assumed $246.0 million of indebtedness under a bridge facility from a subsidiary of MGM. The Operating Partnership repaid the bridge facility with a combination of cash on hand and a draw on its revolving credit facility, which was subsequently repaid with proceeds from its offering of its 5.75% senior notes due 2027, as discussed below.

Operating Partnership senior notes. In January 2019, the Operating Partnership issued $750 million in aggregate principal amount of 5.75% senior notes due 2027. The senior notes will mature on February 1, 2027. Interest on the senior notes is payable on February 1 and August 1 of each year, which commenced on August 1, 2019.

Each series of the Operating Partnership’s senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by all of the Operating Partnership’s subsidiaries that guarantee the Operating Partnership’s credit facilities, other than MGP Finance Co-Issuer, Inc., which is a co-issuer of the senior notes. The Operating Partnership may redeem all or part of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes plus, to the extent the Operating Partnership is redeeming senior notes prior to the date that is three months prior to their maturity date, an applicable make whole premium, plus, in each case, accrued and unpaid interest. The indentures governing the senior notes contain customary covenants and events of default. These covenants are subject to a number of important exceptions and qualifications set forth in the applicable indentures governing the senior notes, including, with respect to the restricted payments covenants, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

Maturities of debt. Maturities of the principal amount of the Operating Partnership’s debt as of December 31, 2019 are as follows:

Year ending December 31,	(in thousands)
2020	$—
2021	—
2022	—
2023	399,125
2024	1,050,000
Thereafter	2,904,625
$4,353,750

Fair value of debt. The estimated fair value of the Operating Partnership’s debt was $4.6 billion and $4.5 billion at December 31, 2019 and 2018, respectively. Fair value was estimated using quoted market prices for the Operating Partnership’s senior notes and senior secured credit facilities.

Deferred financing costs. The Operating Partnership recognized non-cash interest expense related to the amortization of deferred financing costs of $12.7 million, $12.0 million and $11.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps, summarized in the tables below, to mitigate the interest rate risk inherent in its senior credit facility.

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

In connection with the prepayments of $541 million on the Operating Partnership’s senior credit facility discussed in Note 6, as well as in contemplation of the proceeds that will be received upon settlement of the 12.0 million shares under forward purchase agreements discussed in Note 9, the Operating Partnership determined that such debt cash flows were no longer considered probable of occurring. As a result, the Operating Partnership de-designated the corresponding $600 million notional of interest rate swaps and reclassified the loss of $4.9 million reported in accumulated other comprehensive income relating to such notional into earnings. Changes in the fair value of the interest rate swaps that do not qualify for hedge accounting are also reflected in earnings. For the year ended December 31, 2019, the Operating Partnership recorded a $1.0 million gain relating to such change, which partially offsets the loss recorded at de-designation and is reflected on the accompanying income statement as loss on unhedged interest rate swaps, net. There were no amounts recorded in loss on unhedged interest rate swaps for the years ended December 31, 2018 and 2017.

Refer to the chart below for information on the Operating Partnership’s interest rate swaps as of December 31, 2019:

Notional Amount		Weighted Average Fixed Rate	Fair Value Asset (Liability)	Effective Date	Maturity Date
(in thousands, except percentages)
$300,000		1.158%	$6,529	September 6, 2019	December 31, 2024

$600,000	(1)	1.786%	$(2,736)	May 3, 2017	November 30, 2021
600,000		1.902%	(4,106)	May 3, 2017	November 30, 2021
400,000		2.252%	(18,743)	October 1, 2019	December 31, 2029
900,000		1.801%	(4,915)	November 30, 2021	December 31, 2024
			$(30,500)

(1)	Do not qualify for hedge accounting.

The fair value of interest rate swaps that qualified as cash flow hedges were $6.5 million recorded as an asset with prepaid expenses and other assets and $27.8 million recorded as a liability within accounts payable, accrued expenses and other liabilities, as of December 31, 2019. The fair value of interest rate swaps that qualified as cash flow hedges were $20.5 million, recorded as an asset with prepaid expenses and other assets and $5.6 million, recorded as a liability within accounts payable, accrued expenses and other liabilities, as of December 31, 2018.

The fair value of interest rate swaps that do not qualify as cash flow hedges was $2.7 million, recorded as a liability within accounts payable, accrued expenses and other liabilities as of December 31, 2019. These swaps were designated as cash flow hedges as of December 31, 2018.

NOTE 8 — INCOME TAXES

The Company elected to be treated as a REIT as defined under Section 856(a) of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, except as described below, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company distributed 100% of its taxable income in the taxable year ended December 31, 2019 and expects to do so in future years. Accordingly, the accompanying combined and consolidated financial statements do not reflect a provision for federal income taxes for its REIT operations; however, the Company is subject to federal, state and local income tax on its TRS operations and may still be subject to federal excise tax, as well as certain state and local income and franchise taxes on its REIT operations. The Company’s TRS owned the real estate assets and operations of Northfield until it liquidated on April 1, 2019. The Company recorded a tax provision of $2.9 million in discontinued operations and a tax benefit of $1.1 million in continuing operations for a total tax provision of $1.8 million related to the operations of the TRS for the year ended December 31, 2019.

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

The MGM-MGP Master Lease landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying combined and consolidated financial statements as if the MGM-MGP Master Lease landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the MGM-MGP Master Lease landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the MGM-MGP Master Lease landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return and, accordingly, the income tax balances related to such taxes are reflected within noncontrolling interest within the accompanying financial statements. No amounts are due to MGM under the tax sharing agreement as of December 31, 2019 or December 31, 2018.

The provision for income taxes on continuing operations is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Federal:
Current	$—	$—	$—
Deferred	(1,058)	(1,142)	—
Provision for federal income taxes on continuing operations	$(1,058)	$(1,142)	$—
State:
Current	$7,309	$5,746	$1,729
Deferred	1,347	1,175	3,177
Provision for state income taxes on continuing operations	$8,656	$6,921	$4,906

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal income tax statutory rate	21.0%	21.0%	35.0%
Federal valuation allowance	—	—	—
Income not subject to federal income tax	(21.4)	(21.5)	(35.0)
State taxes	3.2	3.1	2.9
Effective tax rate on income from continuing operations	2.8%	2.6%	2.9%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax asset – federal and state
Accruals, reserves and other	$—	$1,844
Total deferred tax asset	$—	$1,844

Deferred tax liability – federal and state
Real estate investments, net	$(29,909)	$(33,466)
Other intangible assets, net	—	(2,012)
Total deferred tax liability	(29,909)	(35,478)
Net deferred tax liability	$(29,909)	$(33,634)

The Company assesses its tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts. The Company currently has no uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were recorded for the years ended December 31, 2019 or December 31, 2018.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All returns are subject to examination by the relevant taxing authorities as of December 31, 2019.

NOTE 9 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

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

On April 30, 2019, the Company entered into an “at-the-market-offering” (“ATM”) program to offer and sell up to an aggregate sales price of $300 million Class A shares through sales agents at prevailing market prices or agreed-upon prices. During the year ended December 31, 2019, the Company issued 5.3 million Class A shares under the program for net proceeds of approximately $161.0 million. Subsequent to December 31, 2019, on February 12, 2020, the Company received net proceeds of approximately $18.7 million for 0.6 million of forward shares settled under the ATM program.

On November 22, 2019, the Company completed an offering of 30.0 million Class A shares in a registered public offering. The offering consisted of 18.0 million shares sold directly to the underwriters at closing for net proceeds of approximately $540.6 million after deducting underwriting discounts and commissions and 12.0 million shares sold under forward purchase agreements, which will settle no later than nine months following the completion of the offering. The forward shares will settle in exchange for cash proceeds per share equal to the applicable forward sale price, which will initially be the public offering price less the underwriting discount and will be subject to certain adjustments as provided in the forward sale agreements. Subsequent to December 31, 2019, on February 11 through February 13, 2020, the Company received net proceeds of approximately $355.9 million for 12.0 million of forward shares settled.

Subsequent to December 31, 2019, on February 14, 2020, in connection with the MGP BREIT Venture Transaction, the Company completed a registered sale of 4.9 million Class A shares to BREIT for proceeds of $150.0 million.

Operating Partnership capital and noncontrolling interest ownership transactions. The following discloses the effects of changes in the Company’s ownership percentage interest in its subsidiary, the Operating Partnership, on the Class A shareholders’ equity:

	For the years ended
	2019	2018	2017
	(in thousands)
Net income attributable to MGM Growth Properties	$90,260	$67,065	$41,775
Transfers from/(to) noncontrolling interest:
Empire City MGP transaction	23,745	—	—
MGP Class A share issuances	1,049,582	—	326,485
Park MGM transaction	2,496	—	—
Northfield OpCo transaction	(27,439)	—	—
National Harbor Transaction	—	—	19,383
Other	1,183	237	3,023
Net transfers from/(to) noncontrolling interest	1,049,567	237	348,891
Change from net income attributable to MGM Growth Properties and transfers to noncontrolling interest	$1,139,827	$67,302	$390,666

MGP Class A share issuances. On September 11, 2017, in connection with the Company’s registered offering of Class A shares, the Operating Partnership issued 13.2 million Operating Partnership units to the Company and MGP’s indirect ownership percentage in the Operating Partnership increased from 23.7% to 27.7%.

MGM National Harbor Transaction. On October 5, 2017, in connection with the MGM National Harbor Transaction, the Operating Partnership issued 9.8 million Operating Partnership units to a subsidiary of MGM and MGP’s indirect ownership percentage in the Operating Partnership decreased from 27.7% to 26.7%.

Empire City Transaction. On January 29, 2019, in connection with the Empire City Transaction, the Operating Partnership issued 12.9 million Operating Partnership units to a subsidiary of MGM and MGP’s indirect ownership percentage in the Operating Partnership decreased from 26.7% to 25.4%.

MGP Class A share issuance - January 2019. On January 31, 2019, in connection with the Company’s registered offering of Class A shares, the Operating Partnership issued 19.6 million Operating Partnership units to the Company and MGP’s indirect ownership percentage in the Operating Partnership increased from 25.4% to 30.3%.

Park MGM Transaction. On March 7, 2019, in connection with the Park MGM Transaction, the Operating Partnership issued 1.0 million Operating Partnership units to a subsidiary of MGM and MGP’s indirect ownership percentage in the Operating Partnership decreased from 30.3% to 30.2%.

Northfield OpCo Transaction. On April 1, 2019, in connection with the Northfield OpCo Transaction, 9.4 million Operating Partnership units were ultimately redeemed by the Operating Partnership and MGP’s indirect ownership percentage in the Operating Partnership increased from 30.2% to 31.2%.

MGP Class A share issuance - November 2019. On November 22, 2019, in connection with the Company’s registered offering of Class A shares, the Operating Partnership issued 18.0 million Operating Partnership units to the Company. As a result of this transaction,

MGP’s indirect ownership percentage in the Operating Partnership increased to 36.3%. Subsequent to December 31, 2019, in connection with the issuance of 12.0 million Class A shares by the Company under the forward sales agreements on February 11 through February 13, 2020, 12.0 million Operating Partnership units were issued to the Company by the Operating Partnership on a one-to-one basis with the number of Class A shares issued by the Company in such sales.

MGP Class A share issuance - ATM Program. During the year ended December 31, 2019, in connection with the Company’s issuance of Class A shares under the ATM program, the Operating Partnership issued 5.3 million Operating Partnership units to the Company. Subsequent to the collective issuances, and as of December 31, 2019, the ownership percentage in the Operating Partnership was 36.3%. Subsequent to December 31, 2019, on February 12, 2020, in connection with the Company’s settlement of 0.6 million of forward shares issued under the ATM program, the Operating Partnership issued 0.6 million Operating Partnership units to the Company.

MGP Class A share issuance - BREIT. Subsequent to December 31, 2019, on February 14, 2020, in connection with the Company’s registered sale of Class A shares to BREIT, the Operating Partnership issued 4.9 million Operating Partnership units to the Company.

MGP BREIT Venture Transaction. Subsequent to December 31, 2019, on February 14, 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership issued 2.6 million Operating Partnership units to MGM.

Accumulated Other Comprehensive Income. Comprehensive income includes net income and all other non-shareholder changes in equity, or other comprehensive income. Elements of the Company’s accumulated other comprehensive income are reported in the accompanying consolidated statement of shareholders’ equity. The following table summarizes the changes in accumulated other comprehensive income:

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at January 1, 2017	$445	$—	$445
Other comprehensive income before reclassifications	566	—	566
Amounts reclassified from accumulated other comprehensive income to interest expense	9,216	—	9,216
Other comprehensive income (loss)	9,782	—	9,782
Other changes in accumulated other comprehensive income:
National Harbor transaction	—	11	11
Class A share issuances	—	(109)	(109)
Changes in accumulated other comprehensive income:	—	(98)	(98)
Less: Other comprehensive income attributable to noncontrolling interest	(7,021)	—	(7,021)
Balance at December 31, 2017	3,206	(98)	3,108
Other comprehensive income before reclassifications	5,258	—	5,258
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,130)	—	(1,130)
Other comprehensive income	4,128	—	4,128
Less: Other comprehensive income attributable to noncontrolling interest	(3,028)	—	(3,028)
Balance at December 31, 2018	4,306	(98)	4,208
Other comprehensive loss before reclassifications	(34,476)	—	(34,476)
Amounts reclassified from accumulated other comprehensive income to interest expense	(5,599)	—	(5,599)
Amounts reclassified from accumulated other comprehensive income to loss on unhedged interest rate swaps	4,877	—	4,877
Other comprehensive loss	(35,198)	—	(35,198)
Other changes in accumulated other comprehensive income:
Empire City Transaction	—	(195)	(195)
Class A share issuances	—	(1,512)	(1,512)
Park MGM Transaction	—	(16)	(16)
Northfield OpCo Disposition	—	2	2
Changes in accumulated other comprehensive income:	(35,198)	(1,721)	(36,919)
Less: Other comprehensive loss attributable to noncontrolling interest	25,666	—	25,666
Balance at December 31, 2019	$(5,226)	$(1,819)	$(7,045)

MGP dividends and Operating Partnership distributions. The Operating Partnership declares and pays distributions. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions. Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof. For the period from January 1, 2019 through December 31, 2019 our dividend per Class A share attributable to 2019 was $1.8500, characterized as $1.6134 ordinary dividends and $0.2366 non-dividend distributions. For the period from January 1, 2018 through December 31, 2018 our dividend per Class A share attributable to 2018 was $1.7075, characterized as $1.2669 ordinary dividends and $0.4406 non-dividend distributions. For the period from January 1, 2017 through December 31, 2017 our dividend per Class A share attributable to 2017 was $1.5297, characterized as $1.1542 ordinary dividends and $0.3755 non-dividend distributions.

NOTE 10 — NET INCOME PER CLASS A SHARE

The table below provides net income and the number of Class A shares used in the computations of “basic” net income per share, which utilizes the weighted-average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” net income per share, which includes all such shares. Net income attributable to Class A shares, weighted average Class A shares outstanding and the effect of dilutive securities outstanding are presented for each period. Net income per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights in the Company.

	Years ended
	2019	2018	2017
	(in thousands, except share amounts)
Numerator:
Income from continuing operations, net of tax	$259,349	$214,139	$165,990
Income from continuing operations attributable to noncontrolling interest	(173,871)	(155,220)	(124,215)
Income from continuing operations attributable to Class A shares - basic and diluted	85,478	58,919	41,775
Income from discontinued operations, net of tax	16,216	30,563	—
Income from discontinued operations attributable to noncontrolling interest	(11,434)	(22,417)	—
Income from discontinued operations attributable to Class A shares - basic and diluted	4,782	8,146	—
Net income attributable to Class A shares - basic and diluted	$90,260	$67,065	$41,775
Denominator:
Weighted average Class A shares outstanding (1) - basic	93,046,859	70,997,589	61,733,136
Effect of dilutive shares for diluted net income per Class A share (2)	252,374	188,085	183,410
Weighted average Class A shares outstanding (1) - diluted	93,299,233	71,185,674	61,916,546

(1)	Includes weighted average deferred share units granted to certain members of the board of directors.

(2)
Less than 0.1 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the year ended December 31, 2019. No shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the years ended December 31, 2018 and 2017.

(3)	Diluted net income per Class A share does not assume conversion of the Operating Partnership units held by MGM as such conversion would be antidilutive.

NOTE 11 — NET INCOME PER OPERATING PARTNERSHIP UNIT

The table below provides net income and the number of Operating Partnership units used in the computations of “basic” net income per Operating Partnership unit, which utilizes the weighted-average number of Operating Partnership units outstanding without regard to dilutive potential Operating Partnership units, and “diluted” net income per Operating Partnership units, which includes all such Operating Partnership units. Net income attributable to Operating Partnership units, weighted average Operating Partnership units outstanding and the effect of dilutive securities outstanding are presented for each period.

	Years ended
	2019	2018	2017
	(in thousands, except share amounts)
Numerator:
Income from continuing operations, net of tax	$259,349	$214,139	$165,990
Income from discontinued operations, net of tax	16,216	30,563	—
Net income - basic and diluted	$275,565	$244,702	$165,990
Denominator:
Weighted average Operating Partnership units outstanding (1) - basic	293,884,939	266,131,712	249,451,258
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	252,374	188,085	183,410
Weighted average Operating Partnership units outstanding (1) - diluted	294,137,313	266,319,797	249,634,668

(1)	Includes weighted average deferred share units granted to certain members of the Board of Directors.

(2)
Less than 0.1 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the year ended December 31, 2019. No shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the years ended December 31, 2018 and 2017.

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

NOTE 13 — CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by the Operating Partnership and MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., MGP Yonkers Realty Sub, LLC, and YRL Associates, L.P., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate financial information for the subsidiary guarantors as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 are presented below. MGP Yonkers Realty Sub, LLC and YRL Associates, L.P. previously guaranteed the Operating Partnership’s senior notes and, accordingly, the balance sheet information and income statement information of such subsidiaries were previously presented within “Guarantor Subsidiaries” within the table below. As of December 31, 2019, such subsidiaries no longer guarantee the Operating Partnership’s senior notes and are now reflected as “Non-Guarantor Subsidiaries” within the chart below for all periods presented from the date of acquisition of such subsidiaries in January 2019 through December 31, 2019.

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

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2019
	Operating		Guarantor	Non-Guarantor
	Partnership	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$485	$—	$10,225,760	$601,727	$—	$10,827,972
Lease incentive asset	—	—	527,181	—	—	527,181
Cash and cash equivalents	202,101	—	—	—	—	202,101
Tenant and other receivables, net	566	—	—	—	—	566
Intercompany	933,484	—	—	—	(933,484)	—
Prepaid expenses and other assets	18,102	—	12,817	—	—	30,919
Investments in subsidiaries	10,278,027	—	601,727	—	(10,879,754)	—
Above market lease, asset	—	—	41,440	—	—	41,440
Operating lease right-of-use assets	445	—	279,648	—	—	280,093
Total assets	$11,433,210	$—	$11,688,573	$601,727	$(11,813,238)	$11,910,272
Debt, net	4,307,354	—	—	—	—	4,307,354
Due to MGM Resorts International and affiliates	774	—	—	—	—	774
Intercompany	—	—	933,484	—	(933,484)	—
Accounts payable, accrued expenses and other liabilities	36,347	—	1,074	—	—	37,421
Above market lease, liability	—	—	—	—	—	—
Accrued interest	42,904	—	—	—	—	42,904
Distribution payable	147,349	—	—	—	—	147,349
Deferred revenue	—	—	108,593	—	—	108,593
Deferred income taxes, net	—	—	29,909	—	—	29,909
Operating lease liabilities	470	—	337,486	—	—	337,956
Total liabilities	4,535,198	—	1,410,546	—	(933,484)	5,012,260
General partner	—	—	—		—	—
Limited partners	6,898,012	—	10,278,027	601,727	(10,879,754)	6,898,012
Total partners' capital	6,898,012	—	10,278,027	601,727	(10,879,754)	6,898,012
Total liabilities and partners’ capital	$11,433,210	$—	$11,688,573	$601,727	$(11,813,238)	$11,910,272

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$572	$—	$10,505,557	$—	$10,506,129
Cash and cash equivalents	3,995	—	—	—	3,995
Tenant and other receivables, net	26	—	7,642	—	7,668
Intercompany	841,179	—	—	(841,179)	—
Prepaid expenses and other assets	34,813	—	—	—	34,813
Investments in subsidiaries	9,790,350	—	—	(9,790,350)	—
Above market lease, asset	—	—	43,014	—	43,014
Assets held for sale	—	—	355,688	—	355,688
Total assets	$10,670,935	$—	$10,911,901	$(10,631,529)	$10,951,307
Debt, net	4,666,949	—	—	—	4,666,949
Due to MGM Resorts International and affiliates	227	—	—	—	227
Intercompany	—	—	841,179	(841,179)	—
Accounts payable, accrued expenses and other liabilities	13,102	—	7,694	—	20,796
Above market lease, liability	—	—	46,181	—	46,181
Accrued interest	26,096	—	—	—	26,096
Distribution payable	119,055	—	—	—	119,055
Deferred revenue	—	—	163,926	—	163,926
Deferred income taxes, net	—	—	33,634	—	33,634
Liabilities related to assets held for sale	—	—	28,937	—	28,937
Total liabilities	4,825,429	—	1,121,551	(841,179)	5,105,801
General partner	—	—	—	—	—
Limited partners	5,845,506	—	9,790,350	(9,790,350)	5,845,506
Total partners' capital	5,845,506	—	9,790,350	(9,790,350)	5,845,506
Total liabilities and partners’ capital	$10,670,935	$—	$10,911,901	$(10,631,529)	$10,951,307

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2019
	Operating		Guarantor	Non-Guarantor
	Partnership	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$856,421	$—	$—	$856,421
Tenant reimbursements and other	—	—	24,657	—	—	24,657
Total revenues	—	—	881,078	—	—	881,078

Expenses
Depreciation	87	—	271,345	23,273	—	294,705
Property transactions, net	—	—	10,844	—	—	10,844
Ground lease and other reimbursable expenses	—	—	23,681	—	—	23,681
Acquisition-related expenses	10,165	—	—	—	—	10,165
General and administrative	16,516	—	—	—	—	16,516
Total expenses	26,768	—	305,870	23,273	—	355,911

Equity in earnings of subsidiaries	556,911	—	(23,273)	—	(533,638)	—
Other income (expense)
Interest income	8,836	—	—	—	(5,617)	3,219
Interest expense	(249,944)	—	(5,617)	—	5,617	(249,944)
Loss on unhedged interest rate swaps, net	(3,880)	—	—	—	—	(3,880)
Other	(7,615)	—	—	—	—	(7,615)
	(252,603)	—	(5,617)	—	—	(258,220)
Income from continuing operations before income taxes	277,540	—	546,318	(23,273)	(533,638)	266,947
Provision for income taxes	(1,975)	—	(5,623)	—	—	(7,598)
Income from continuing operations, net of tax	275,565	—	540,695	(23,273)	(533,638)	259,349
Income from discontinued operations, net of tax	—	—	16,216	—	—	16,216
Net income	$275,565	$—	$556,911	$(23,273)	$(533,638)	$275,565

Other comprehensive income
Net income	$275,565	$—	$556,911	$(23,273)	$(533,638)	$275,565
Other comprehensive loss	(35,198)	—	—	—	—	(35,198)
Comprehensive income	$240,367	$—	$556,911	$(23,273)	$(533,638)	$240,367

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$746,253	$—	$746,253
Tenant reimbursements and other	—	—	123,242	—	123,242
Total revenues	—	—	869,495	—	869,495

Expenses
Depreciation	108	—	266,514	—	266,622
Property transactions, net	—	—	20,319	—	20,319
Ground lease and other reimbursable expenses	—	—	119,531	—	119,531
Amortization of above market lease, net	—	—	686	—	686
Acquisition-related expenses	6,149	—	—	—	6,149
General and administrative	16,048	—	—	—	16,048
Total expenses	22,305	—	407,050	—	429,355

Equity in earnings of subsidiaries	476,353	—	—	(476,353)	—
Other income (expense)
Interest income	13,377	—	—	(10,876)	2,501
Interest expense	(215,532)	—	(10,876)	10,876	(215,532)
Other	(7,191)	—	—	—	(7,191)
	(209,346)	—	(10,876)	—	(220,222)
Income from continuing operations before income taxes	244,702	—	451,569	(476,353)	219,918
Provision for income taxes	—	—	(5,779)	—	(5,779)
Income from continuing operations, net of tax	244,702	—	445,790	(476,353)	214,139
Income from discontinued operations, net of tax	—	—	30,563	—	30,563
Net income	$244,702	$—	$476,353	$(476,353)	$244,702

Other comprehensive income
Net income	$244,702	$—	$476,353	$(476,353)	$244,702
Other comprehensive income	4,128	—	—	—	4,128
Comprehensive income	$248,830	$—	$476,353	$(476,353)	$248,830

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$675,089	$—	$675,089
Tenant reimbursements and other	—	—	90,606	—	90,606
Total revenues	—	—	765,695	—	765,695

Expenses
Depreciation	—	—	260,455	—	260,455
Property transactions, net	—	—	34,022	—	34,022
Ground lease and other reimbursable expenses	—	—	88,254	—	88,254
Amortization of above market lease, net	—	—	686	—	686
Acquisition-related expenses	17,304	—	—	—	17,304
General and administrative	12,189	—	—	—	12,189
Total expenses	29,493	—	383,417	—	412,910

Equity in earnings of subsidiaries	377,372	—	—	(377,372)	—
Other income (expense)
Interest income	3,907	—	—	—	3,907
Interest expense	(184,175)	—	—	—	(184,175)
Other	(1,621)	—	—	—	(1,621)
	(181,889)	—	—	—	(181,889)
Income before income taxes	165,990	—	382,278	(377,372)	170,896
Provision for income taxes	—	—	(4,906)	—	(4,906)
Net income	$165,990	$—	$377,372	$(377,372)	$165,990

Other comprehensive income
Net income	$165,990	$—	$377,372	$(377,372)	$165,990
Other comprehensive income	9,782	—	—	—	9,782
Comprehensive income	$175,772	$—	$377,372	$(377,372)	$175,772

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2019
	Operating		Guarantor	Non-Guarantor
	Partnership	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities - continuing operations	$(813,522)	$—	$914,228	$—	$—	$100,706
Cash flows from investing activities
Proceeds from Northfield OpCo Transaction	3,779	—	—	—	—	3,779
Net cash provided by investing activities - continuing operations	3,779	—	—	—	—	3,779
Cash flows from financing activities
Net repayments under bank credit facility	(1,115,375)	—	—	—	—	(1,115,375)
Proceeds from issuance of debt	750,000	—	—	—	—	750,000
Deferred financing costs	(9,983)	—	—	—	—	(9,983)
Repayment of assumed debt and bridge facilities	(245,950)	—	—	—	—	(245,950)
Proceeds from issuance of Class A shares, net	1,250,006	—	—	—	—	1,250,006
Distributions paid	(533,735)	—	—	—	—	(533,735)
Cash received by Parent on behalf of Guarantor Subsidiaries, net	914,228	—	(914,228)	—	—	—
Other	(1,342)	—	—	—	—	(1,342)
Net cash provided by (used in) financing activities - continuing operations	1,007,849	—	(914,228)	—	—	93,621
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	—	15,591	—	—	15,591
Cash flows used in investing activities, net	—	—	(12)	—	—	(12)
Cash flows used in financing activities, net	—	—	(37,900)	—	—	(37,900)
Net cash used in discontinued operations	—	—	(22,321)	—	—	(22,321)
Change in cash and cash equivalents classified as assets held for sale	—	—	(22,321)	—	—	(22,321)
Cash and cash equivalents
Net increase for the period	198,106	—	—	—	—	198,106
Balance, beginning of period	3,995	—	—	—	—	3,995
Balance, end of period	$202,101	$—	$—	$—	$—	$202,101

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2018
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities - continuing operations	$(210,132)	$—	$766,933	$—	$556,801
Cash flows from investing activities
Capital expenditures for property and equipment	(192)	—	—	—	(192)
Acquisition of Northfield	(1,068,336)	—	—	—	(1,068,336)
Net cash used in investing activities	(1,068,528)	—	—	—	(1,068,528)
Cash flows from financing activities
Net borrowings under bank credit facility	727,750	—	—	—	727,750
Deferred financing costs	(17,490)	—	—	—	(17,490)
Distributions paid	(454,260)	—	—	—	(454,260)
Cash received by Parent on behalf of Guarantor Subsidiaries, net	766,933	—	(766,933)	—	—
Net cash provided by (used in) financing activities	1,022,933	—	(766,933)	—	256,000
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	—	23,406	—	23,406
Cash flows provided by investing activities, net	—	—	32,416	—	32,416
Cash flows provided by financing activities, net	—	—	—	—	—
Net cash provided by discontinued operations	—	—	55,822	—	55,822
Change in cash and cash equivalents classified as assets held for sale	—	—	55,822	—	55,822
Cash and cash equivalents
Net decrease for the period	(255,727)	—	—	—	(255,727)
Balance, beginning of period	259,722	—	—	—	259,722
Balance, end of period	$3,995	$—	$—	$—	$3,995

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2017
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(198,925)	$—	$681,503	$—	$482,578
Cash flows from investing activities
Capital expenditures for property and equipment	(488)	—	—	—	(488)
MGM National Harbor transaction	(462,500)	—	—	—	(462,500)
Net cash used in investing activities	(462,988)	—	—	—	(462,988)
Cash flows from financing activities
Net repayments under bank credit facility	(41,875)	—	—	—	(41,875)
Proceeds from issuance of debt	350,000	—	—	—	350,000
Deferred financing costs	(5,598)	—	—	—	(5,598)
Repayment of assumed debt and bridge facilities	(425,000)	—	—	—	(425,000)
Proceeds from purchase of Operating Partnership units by MGP	387,548	—	—	—	387,548
Distributions paid	(385,435)	—	—	—	(385,435)
Cash received by Parent on behalf of Guarantor Subsidiaries, net	681,503	—	(681,503)	—	—
Net cash provided by (used in) financing activities	561,143	—	(681,503)	—	(120,360)
Cash and cash equivalents
Net decrease for the period	(100,770)	—	—	—	(100,770)
Balance, beginning of period	360,492	—	—	—	360,492
Balance, end of period	$259,722	$—	$—	$—	$259,722

NOTE 14 — MGP SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2019
Revenues	$203,423	$225,759	$226,011	$225,885	$881,078
Net income	66,364	67,769	68,553	72,879	275,565
Net income attributable to Class A shareholders	19,955	21,858	22,515	25,932	90,260
Net income per Class A share (basic)	$0.24	$0.24	$0.24	$0.25	$0.97
Net income per Class A share (diluted)	$0.24	$0.24	$0.24	$0.25	$0.97
2018
Revenues	$215,839	$220,390	$216,659	$216,607	$869,495
Net income	58,169	48,059	69,923	68,551	244,702
Net income attributable to Class A shareholders	15,830	13,146	19,484	18,605	67,065
Net income per Class A share (basic)	$0.22	$0.19	$0.27	$0.26	$0.94
Net income per Class A share (diluted)	$0.22	$0.18	$0.27	$0.26	$0.94

Revenues for the first quarter of 2019 have been recast to exclude revenues from discontinued operations of $67.8 million.

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

Refer to Note 1, Note 3, Note 5, Note 6 and Note 9 for discussion of items affecting comparability of the above table, which primarily include acquisitions, equity offerings, debt activity and amendments to the MGM-MGP Master Lease.

NOTE 15 — OPERATING PARTNERSHIP SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(in thousands, except per unit data)
2019
Revenues	$203,423	$225,759	$226,011	$225,885	$881,078
Net income	66,364	67,769	68,553	72,879	275,565
Net income per Operating Partnership unit (basic)	$0.23	$0.23	$0.23	$0.24	$0.94
Net income per Operating Partnership unit (diluted)	$0.23	$0.23	$0.23	$0.24	$0.94
2018
Revenues	$215,839	$220,390	$216,659	$216,607	$869,495
Net income	58,169	48,059	69,923	68,551	244,702
Net income per Operating Partnership unit (basic)	$0.22	$0.18	$0.26	$0.26	$0.92
Net income per Operating Partnership unit (diluted)	$0.22	$0.18	$0.26	$0.26	$0.92

Revenues for the first quarter of 2019 have been recast to exclude revenues from discontinued operations of $67.8 million.

Refer to Note 1, Note 3, Note 5, Note 6 and Note 9 for discussion of items affecting comparability of the above table, which primarily include acquisitions, equity offerings, debt activity and amendments to the MGM-MGP Master Lease.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2019

		Acquisition Costs(a)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period(b)
Property(c)	Encumbrances	Land	Building, Improvements and Other	Land	Building, Improvements and Other	Land	Building, Improvements and Other	Total	Accumulated Depreciation	Year Acquired(d)	Useful Life
Investment Properties:
New York-New York(f)	e	$183,010	$585,354	$—	$—	$183,010	$584,545	$767,555	$(327,521)	2016	g
The Mirage	e	1,017,562	760,222	—	—	1,017,562	746,711	1,764,273	(514,770)	2016	g
Mandalay Bay	e	1,199,785	1,882,381	—	—	1,199,785	1,864,080	3,063,865	(781,075)	2016	g
Luxor	e	440,685	710,796	—	—	440,685	701,918	1,142,603	(372,752)	2016	g
Excalibur	e	814,805	342,685	—	43,945	814,805	383,737	1,198,542	(156,945)	2016	g
Park MGM	e	291,035	376,625	—	103,406	291,035	324,764	615,799	(98,499)	2016	g
Beau Rivage	e	104,945	561,457	—	—	104,945	551,403	656,348	(268,488)	2016	g
MGM Grand Detroit	e	52,509	597,324	—	—	52,509	597,350	649,859	(192,137)	2016	g
Gold Strike Tunica	e	3,609	179,146	—	—	3,609	178,495	182,104	(93,110)	2016	g
Borgata	e	35,568	1,264,432	—	—	35,568	1,250,944	1,286,512	(121,315)	2016	g
MGM National Harbor	—	—	1,183,909	—	—	—	1,205,531	1,205,531	(125,549)	2017	g
MGM Northfield Park	e	392,500	376,842	—	—	392,500	373,324	765,824	(20,895)	2018	g
Empire City	—	95,000	530,000	—	—	95,000	530,000	625,000	(23,273)	2019	g
		4,631,013	9,351,173	—	147,351	4,631,013	9,292,802	13,923,815	(3,096,329)
Corporate Property:
MGP Corporate Office		—	488	—	192	—	681	681	(195)	2017	g
		$4,631,013	$9,351,661	$—	$147,543	$4,631,013	$9,293,483	$13,924,496	$(3,096,524)

(a)
Represents the net carrying value of the properties acquired in April 2016 and the real estate assets of Borgata, MGM National Harbor, MGM Northfield Park and Empire City on their respective acquisition dates by the Operating Partnership.

(b)	The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $10.2 billion.

(c)
All of the properties are large-scale destination entertainment and gaming-related properties, with the exception of MGP Corporate Office. See “Item 1 — Business — Our Properties” for additional detail about our properties.

(d)
We have omitted the date of construction of our properties on the basis that compiling this disclosure on a site-by-site basis would be impracticable because the majority of the real estate assets were constructed by other companies that were later acquired by MGM and then ultimately acquired by MGP in April 2016.

(e)	The assets comprising these Properties collectively secure the entire amount of the Operating Partnership’s senior secured credit facility.

(f)	Includes The Park dining and entertainment district.

(g)	Depreciation is computed based on the following estimated useful lives:

Buildings and building improvements	20 to 40 years
Land improvements	10 to 20 years
Fixtures and integral equipment	3 to 20 years

Reconciliation of Real Estate

	2019	2018	2017
Balance at beginning of year	$13,318,334	$12,655,847	$11,468,170
Additions (1)	625,000	788,850	1,273,776
Dispositions and write-offs	(27,377)	(105,646)	(86,905)
Other	8,539	(20,717)	806
Balance at end of year	$13,924,496	$13,318,334	$12,655,847

(1)
2019 includes $625.0 million resulting from the Operating Partnership’s acquisition of the real estate assets of Empire City. 2018 includes $769.3 million resulting from the Operating Partnership’s acquisition of the real estate assets of MGM Northfield Park. 2017 includes $1.2 billion resulting from the Operating Partnership’s acquisition of MGM National Harbor from MGM. See Note 3 for additional details.

Reconciliation of Accumulated Depreciation

	2019	2018	2017
Balance at beginning of year	$(2,812,205)	$(2,633,909)	$(2,388,492)
Depreciation expense	(294,705)	(266,622)	(260,455)
Dispositions and write-offs	16,533	85,327	52,883
Other	(6,147)	2,999	(37,845)
Balance at end of year	$(3,096,524)	$(2,812,205)	$(2,633,909)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures with respect to MGP

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Based on its evaluation as of December 31, 2019, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Evaluation of Disclosure Controls and Procedures

The Operating Partnership established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2019.

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

Based on its evaluation as of December 31, 2019, management believes that the Partnership’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Information about our Executive Officers” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which we expect to file with the SEC within 120 days after December 31, 2019 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Board of Directors Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Shareholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2019:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(in thousands)
Equity compensation plans approved by shareholders(1)	405	N/A	1,824
Equity compensation plans not approved by shareholders	—	—	—
Total	405	N/A	1,824

(1)
As of December 31, 2019 we had restricted share units, performance share units and deferred share units outstanding. These awards do not have an exercise price. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under “Certain Relationships and Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information appearing under “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1).    Financial Statements. The following consolidated financial statements of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP are filed as part of this report under Item 8 - “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm on MGM Growth Properties LLC Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on MGM Growth Properties LLC Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on MGM Growth Properties Operating Partnership Consolidated Financial Statements
MGM Growth Properties LLC:
Consolidated Balance Sheets — December 31, 2019 and 2018
Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
MGM Growth Properties Operating Partnership LP:
Consolidated Balance Sheets — December 31, 2019 and 2018
Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Partners’ Capital
Notes to Consolidated Financial Statements

(a)(2).    Financial Statement Schedule. The following financial statement schedule of the Company is filed as part of this report under Item 8 - “Financial Statements and Supplementary Data.”

MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP:
Schedule III — Real Estate and Accumulated Depreciation — December 31, 2019

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

Exhibit Number	Description
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

4.8
Indenture, dated as of January 25, 2019, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 25, 2019).

4.9
Third Supplemental Indenture to the Indentures, dated as of January 29, 2019, among MGP Yonkers Realty Sub, LLC,YRL Associates, L.P., MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 10-Q filed on May 7, 2019)

4.10
Fourth Supplemental Indenture to the Indentures, dated as of March 29, 2019, among MGP OH Propco, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Current Report on Form 10-Q filed on May 7, 2019)

4.11	Description of Class A Shares representing Limited Liability Company Interests of MGM Growth Properties LLC
10.1	Master Lease between MGP Lessor, LLC and MGM Lessee, LLC, dated April 25, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 25, 2016)
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

10.6
Fifth Amendment to Master Lease Agreement, dated as of April 1, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 4, 2019).

10.7
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

Exhibit Number	Description
10.9
Second Amendment to Credit Agreement, dated May 1, 2017, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 1, 2017)

10.10
Third Amendment to Credit Agreement, dated March  23, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 26, 2018)

10.11
Fourth Amendment to Credit Agreement, dated June 14, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 18, 2018)

10.12
Corporate Services Agreement between MGM Growth Properties Operating Partnership LP and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 25, 2016)

10.13
Amended and Restated Registration Rights Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of October 5, 2017 (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on March 1, 2018)

10.14
IP License Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on April 25, 2016)

†10.15
Hotel and Casino Ground Lease between National Harbor Beltway L.C., as landlord, and MGM National Harbor, LLC, as tenant, dated as of April 26, 2013 (incorporated by reference to Exhibit 10.4(3) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

†10.16
First Amendment to the Hotel and Casino Ground Lease, dated July 23, 2014 between National Harbor Beltway L.C. and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.4(4) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

†10.17
Second Amendment to the Hotel and Casino Ground Lease, dated November 24, 2015 between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.4(5) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

10.18
Third Amendment to the Hotel and Casino Ground Lease, dated August 21, 2017, between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of MGM Resorts International filed on November 9, 2017)

10.19*	Employment Agreement of James C. Stewart, effective as of May 1, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 20, 2019) †
10.20*	Employment Agreement of Andy H. Chien, effective as of May 1, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 20, 2019) †
10.21*	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016)
10.22*	Annual Performance-Based Incentive Plan (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016)
10.23*	Change of Control Policy for Executive Officers (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on April 25, 2016)
10.24*	MGM Growth Properties LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on April 25, 2016)
10.25*	2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on April 25, 2016)
10.26*	Form of 2016 Performance Share Units Agreement (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed on April 25, 2016)
10.27*	Form of 2016 Performance Share Units Agreement (Bonus) (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed on April 25, 2016)
10.28*	Form of 2016 Restricted Share Units Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K filed on April 25, 2016)
10.29*	Form of 2016 Restricted Share Units Agreement (Employees) (incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed on April 25, 2016)
10.30*	Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K filed on April 25, 2016)

Exhibit Number	Description
10.31*	Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on April 25, 2016)
10.32*	Form of Restricted Stock Unit Agreement (2018 Bonus RSUs) (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 4, 2018)
10.33*	Form of Restricted Stock Unit Agreement (Bonus RSUs) (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on May 4, 2018)
10.34*	Form of Restricted Share Unit Agreement (for awards granted in November 2019 and thereafter)
10.35*	Form of Performance Share Unit Agreement (for awards granted in November 2019 and thereafter)
21.1	Subsidiaries of MGM Growth Properties LLC
21.2	Subsidiaries of MGM Growth Properties Operating Partnership LP
23.1	Consent of Deloitte & Touche LLP for MGM Growth Properties LLC
23.2	Consent of Deloitte & Touche LLP for MGM Growth Properties Operating Partnership LP
31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.

†	Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request

*	Management contract or compensatory plan or arrangement.

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

Dated: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer (Principal Executive Officer)	February 27, 2020
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2020
Andy H. Chien
/S/ JAMES J. MURREN	Chairman of the Board	February 27, 2020
James J. Murren
/S/ WILLIAM J. HORNBUCKLE	Director	February 27, 2020
William J. Hornbuckle
/S/ JOHN M. MCMANUS	Director	February 27, 2020
John M. McManus
/S/ MICHAEL RIETBROCK	Director	February 27, 2020
Michael Rietbrock
/S/ THOMAS ROBERTS	Director	February 27, 2020
Thomas Roberts
/S/ ROBERT SMITH	Director	February 27, 2020
Robert Smith
/S/ DANIEL J. TAYLOR	Director	February 27, 2020
Daniel J. Taylor

SIGNATURES

Pursuant to the requirements of Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada, on February 27, 2020.

MGM Growth Properties Operating Partnership LP

By:	MGM Growth Properties OP GP LLC
By:	/s/ JAMES C. STEWART
Name: James C. Stewart
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer (Principal Executive Officer)	February 27, 2020
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2020
Andy H. Chien
/S/ JAMES J. MURREN	Manager	February 27, 2020
James J. Murren
/S/ WILLIAM J. HORNBUCKLE	Manager	February 27, 2020
William J. Hornbuckle