Form 10-Q
period 2020-03-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2020-05-05
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

MGM Growth Properties LLC     Yes ☐ No  ☒
MGM Growth Properties Operating Partnership LP      Yes ☐ No  ☒

As of May 1, 2020, 131,417,065 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust (“REIT”), and the owner of the sole general partner of the Operating Partnership. As of March 31, 2020, MGP owned approximately 39.4% of the Operating Partnership units, each such unit representing limited partnership interests in the Operating Partnership (“Operating Partnership units”). The remaining approximately 60.6% of the Operating Partnership’s units are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate investments, net	$8,486,200	$10,827,972
Lease incentive asset	522,176	527,181
Investment in unconsolidated affiliate	803,183	—
Cash and cash equivalents	1,762,616	202,101
Prepaid expenses and other assets	26,414	31,485
Above market lease, asset	41,047	41,440
Operating lease right-of-use assets	280,189	280,093
Total assets	$11,921,825	$11,910,272

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$3,973,409	$4,307,354
Due to MGM Resorts International and affiliates	1,360	774
Accounts payable, accrued expenses and other liabilities	139,611	37,421
Accrued interest	37,450	42,904
Dividend and distribution payable	158,488	147,349
Deferred revenue	116,996	108,593
Deferred income taxes, net	29,909	29,909
Operating lease liabilities	339,185	337,956
Total liabilities	4,796,408	5,012,260
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	1,583,556	—
Shareholders' equity
Class A shares*: no par value, 1,000,000,000 shares authorized, 131,346,851 and 113,806,820 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	3,218,414	2,766,325
Accumulated deficit	(356,518)	(244,381)
Accumulated other comprehensive loss	(45,163)	(7,045)
Total Class A shareholders' equity	2,816,733	2,514,899
Noncontrolling interest	2,725,128	4,383,113
Total shareholders' equity	5,541,861	6,898,012
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$11,921,825	$11,910,272
(*) Reflects all Class A shares outstanding. See Note 2 for discussion of redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenue	$203,531	$196,882
Ground lease and other	6,039	6,541
Total Revenues	209,570	203,423

Expenses
Depreciation	62,047	71,562
Property transactions, net	195,056	1,113
Ground lease expense	5,920	5,920
Acquisition-related expenses	622	8,532
General and administrative	4,882	4,138
Total Expenses	268,527	91,265

Other income (expense)
Income from unconsolidated affiliate	13,363	—
Interest income	1,091	1,846
Interest expense	(49,198)	(63,948)
Loss on unhedged interest rate swaps, net	(12,120)	—
Other	(18,368)	(137)
	(65,232)	(62,239)
Income (loss) from continuing operations before income taxes	(124,189)	49,919
Benefit from (provision for) income taxes	(1,133)	229
Income (loss) from continuing operations, net of tax	(125,322)	50,148
Income from discontinued operations, net of tax	—	16,216
Net income (loss)	(125,322)	66,364
Less: Net (income) loss attributable to noncontrolling interest	75,574	(46,409)
Net income (loss) attributable to Class A shareholders	$(49,748)	$19,955

Weighted average Class A shares outstanding:
Basic	123,259,223	84,043,706
Diluted	123,259,223	84,303,041

Per Class A share data
Income (loss) from continuing operations per Class A share (basic)	$(0.40)	$0.18
Income from discontinued operations per Class A share (basic)	—	0.06
Net income (loss) per Class A share (basic)	$(0.40)	$0.24

Income (loss) from continuing operations per Class A share (diluted)	$(0.40)	$0.18
Income from discontinued operations per Class A share (diluted)	—	0.06
Net income (loss) per Class A share (diluted)	$(0.40)	$0.24
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(125,322)	$66,364
Other comprehensive loss
Unrealized loss on cash flow hedges	(95,320)	(15,612)
Other comprehensive loss	(95,320)	(15,612)
Comprehensive income (loss)	(220,642)	50,752
Less: Comprehensive (income) loss attributable to noncontrolling interests	133,363	(35,514)
Comprehensive income (loss) attributable to Class A shareholders	$(87,279)	$15,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(125,322)	$66,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net	—	(16,216)
Depreciation	62,047	71,562
Property transactions, net	195,056	1,113
Amortization of deferred financing costs and debt discount	2,509	3,144
Loss on retirement of debt	18,129	—
Non-cash ground lease, net	260	260
Deemed contributions - tax sharing agreement	1,133	1,344
Straight-line rental revenues, excluding amortization of lease incentive asset	10,781	6,455
Amortization of deferred revenue on non-normal tenant improvements	(378)	(880)
Loss on unhedged interest rate swaps, net	12,120	—
Share-based compensation	754	565
Deferred income taxes	—	1,317
Amortization of lease incentive asset	5,005	1,345
Income from unconsolidated affiliate	(13,363)	—
Distributions from unconsolidated affiliate	12,181	—
Park MGM Transaction	—	(605,625)
Distributions received from discontinued operations and other	—	2,265
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,171)	151
Due to MGM Resorts International and affiliates	586	108
Accounts payable, accrued expenses and other liabilities	1,028	(1,068)
Accrued interest	(5,454)	12,672
Net cash provided by (used in) operating activities - continuing operations	175,901	(455,124)
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	58,084	—
Net cash provided by investing activities - continuing operations	58,084	—
Cash flows from financing activities
Net repayments under bank credit facility	(353,750)	(469,625)
Proceeds from issuance of bridge loan facility	1,304,625	—
Proceeds from issuance of debt	—	750,000
Deferred financing costs	(1,335)	(9,983)
Repayment of assumed debt and bridge facilities	—	(245,950)
Proceeds from issuance of Class A shares, net	524,616	548,391
Dividends and distributions paid	(147,349)	(119,055)
Other	(277)	—
Net cash provided by financing activities - continuing operations	1,326,530	453,778

Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	15,591
Cash flows used in investing activities, net	—	(12)
Cash flows used in financing activities, net	—	—
Net cash provided by discontinued operations	—	15,579

Change in cash and cash equivalents classified as assets held for sale	—	15,579

Cash and cash equivalents
Net (decrease) increase for the period	1,560,515	(1,346)
Balance, beginning of period	202,101	3,995
Balance, end of period	$1,762,616	$2,649
Supplemental cash flow disclosures
Interest paid	$51,388	$47,995
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$158,488	$139,279
Empire City Transaction assets acquired	$—	$625,000
Investment in MGP BREIT Venture	$802,000	$—
MGP BREIT Venture assumption of bridge loan facility	$1,304,625	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2020	113,807	$—	$2,766,325	$(244,381)	$(7,045)	$2,514,899	$4,383,113	$6,898,012
Net loss*	—	—	—	(49,748)	—	(49,748)	(59,038)	(108,786)
Issuance of Class A shares*	17,524	—	443,363	—	(646)	442,717	63,481	506,198
MGP BREIT Venture Transaction*	—	—	8,228	—	59	8,287	55,617	63,904
Reclassification and remeasurements of temporary equity*	—	—	—	—	—	—	(1,599,319)	(1,599,319)
Other comprehensive income - cash flow hedges*	—	—	—	—	(37,531)	(37,531)	(44,989)	(82,520)
Share-based compensation*	—	—	289	—	—	289	360	649
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	882	882
Dividends and distributions declared ($0.4750 per share)*	—	—	—	(62,389)	—	(62,389)	(74,810)	(137,199)
Other*	16	—	209	—	—	209	(169)	40
Balance at March 31, 2020	131,347	$—	$3,218,414	$(356,518)	$(45,163)	$2,816,733	$2,725,128	$5,541,861
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2019	70,911	$—	$1,712,671	$(150,908)	$4,208	$1,565,971	$4,279,535	$5,845,506
Net income	—	—	—	19,955	—	19,955	46,409	66,364
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	1,345	1,345
Dividends and distributions declared ($0.4650 per share)	—	—	—	(42,064)	—	(42,064)	(97,215)	(139,279)
Issuance of Class A shares	19,550		471,647	—	774	472,421	75,970	548,391
Empire City Transaction	—	—	23,940	—	(195)	23,745	355,305	379,050
Park MGM Transaction	—	—	2,512	—	(16)	2,496	29,379	31,875
Share-based compensation	—	—	164	—	—	164	401	565
Other comprehensive income - cash flow hedges	—	—	—	—	(4,717)	(4,717)	(10,895)	(15,612)
Other	—	—	(389)	—	—	(389)	(899)	(1,288)
Balance at March 31, 2019	90,461	$—	$2,210,545	$(173,017)	$54	$2,037,582	$4,679,335	$6,716,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate investments, net	$8,486,200	$10,827,972
Lease incentive asset	522,176	527,181
Investment in unconsolidated affiliate	803,183	—
Cash and cash equivalents	1,762,616	202,101
Prepaid expenses and other assets	26,414	31,485
Above market lease, asset	41,047	41,440
Operating lease right-of-use assets	280,189	280,093
Total assets	$11,921,825	$11,910,272
LIABILITIES, REDEEMABLE CAPITAL, AND PARTNERS' CAPITAL
Liabilities
Debt, net	$3,973,409	$4,307,354
Due to MGM Resorts International and affiliates	1,360	774
Accounts payable, accrued expenses and other liabilities	139,611	37,421
Accrued interest	37,450	42,904
Distribution payable	158,488	147,349
Deferred revenue	116,996	108,593
Deferred income taxes, net	29,909	29,909
Operating lease liabilities	339,185	337,956
Total liabilities	4,796,408	5,012,260
Commitments and contingencies (Note 11)
Redeemable capital	1,583,556	—
Partners’ capital
General partner	—	—
Limited partners*: 333,659,439 and 313,509,363 Operating Partnership units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5,541,861	6,898,012
Total partners’ capital	5,541,861	6,898,012
Total liabilities, redeemable capital, and partners’ capital	$11,921,825	$11,910,272
(*) Reflects all Operating Partnership units outstanding. See Note 2 for discussion of redeemable capital.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenue	$203,531	$196,882
Ground lease and other	6,039	6,541
Total Revenues	209,570	203,423

Expenses
Depreciation	62,047	71,562
Property transactions, net	195,056	1,113
Ground lease expense	5,920	5,920
Acquisition-related expenses	622	8,532
General and administrative	4,882	4,138
Total Expenses	268,527	91,265

Other income (expense)
Income from unconsolidated affiliate	13,363	—
Interest income	1,091	1,846
Interest expense	(49,198)	(63,948)
Loss on unhedged interest rate swaps, net	(12,120)	—
Other	(18,368)	(137)
	(65,232)	(62,239)
Income (loss) from continuing operations before income taxes	(124,189)	49,919
Benefit from (provision for) income taxes	(1,133)	229
Income (loss) from continuing operations, net of tax	(125,322)	50,148
Income from discontinued operations, net of tax	—	16,216
Net income (loss)	$(125,322)	$66,364

Weighted average Operating Partnership units outstanding
Basic	324,309,811	288,351,486
Diluted	324,309,811	288,610,821

Per Operating Partnership unit data
Income (loss) from continuing operations per Operating Partnership unit (basic)	$(0.39)	$0.17
Income from discontinued operations per Operating Partnership unit (basic)	—	0.06
Net income (loss) per Operating Partnership unit (basic)	$(0.39)	$0.23

Income (loss) from continuing operations per Operating Partnership unit (diluted)	$(0.39)	$0.17
Income from discontinued operations per Operating Partnership unit (diluted)	—	0.06
Net income (loss) per Operating Partnership unit (diluted)	$(0.39)	$0.23
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(125,322)	$66,364
Unrealized loss on cash flow hedges	(95,320)	(15,612)
Comprehensive income (loss)	$(220,642)	$50,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(125,322)	$66,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net	—	(16,216)
Depreciation	62,047	71,562
Property transactions, net	195,056	1,113
Amortization of deferred financing costs and debt discount	2,509	3,144
Loss on retirement of debt	18,129	—
Non-cash ground lease, net	260	260
Deemed contributions - tax sharing agreement	1,133	1,344
Straight-line rental revenues, excluding amortization of lease incentive asset	10,781	6,455
Amortization of deferred revenue on non-normal tenant improvements	(378)	(880)
Loss on unhedged interest rate swaps, net	12,120	—
Share-based compensation	754	565
Deferred income taxes	—	1,317
Amortization of lease incentive asset	5,005	1,345
Income from unconsolidated affiliate	(13,363)	—
Distributions from unconsolidated affiliate	12,181	—
Park MGM Transaction	—	(605,625)
Distributions received from discontinued operations and other	—	2,265
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,171)	151
Due to MGM Resorts International and affiliates	586	108
Accounts payable, accrued expenses and other liabilities	1,028	(1,068)
Accrued interest	(5,454)	12,672
Net cash provided by (used in) operating activities - continuing operations	175,901	(455,124)
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	58,084	—
Net cash provided by investing activities - continuing operations	58,084	—
Cash flows from financing activities
Net repayments under bank credit facility	(353,750)	(469,625)
Proceeds from issuance of bridge loan facility	1,304,625	—
Proceeds from issuance of debt	—	750,000
Deferred financing costs	(1,335)	(9,983)
Repayment of assumed debt and bridge facilities	—	(245,950)
Proceeds from issuance of OP units by MGP	524,616	548,391
Distributions paid	(147,349)	(119,055)
Other	(277)	—
Net cash provided by financing activities - continuing operations	1,326,530	453,778

Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	15,591
Cash flows used in investing activities, net	—	(12)
Cash flows used in financing activities, net	—	—
Net cash provided by discontinued operations	—	15,579

Change in cash and cash equivalents classified as assets held for sale	—	15,579

Cash and cash equivalents
Net (decrease) increase for the period	1,560,515	(1,346)
Balance, beginning of period	202,101	3,995
Balance, end of period	$1,762,616	$2,649
Supplemental cash flow disclosures
Interest paid	$51,388	$47,995
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Operating Partnership unit holders	$158,488	$139,279
Empire City Transaction assets acquired	$—	$625,000
Investment in MGP BREIT Venture	$802,000	$—
MGP BREIT Venture assumption of bridge loan facility	$1,304,625	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2020	$—	$6,898,012	$6,898,012
Net loss*	—	(108,786)	(108,786)
Issuance of Operating Partnership units*	—	506,198	506,198
MGP BREIT Venture Transaction*		63,904	63,904
Reclassifications and remeasurements of temporary equity*	—	(1,599,319)	(1,599,319)
Other comprehensive income - cash flow hedges*	—	(82,520)	(82,520)
Share-based compensation*	—	649	649
Deemed contribution - tax sharing agreement*	—	882	882
Distributions declared ($0.4750 per unit)*	—	(137,199)	(137,199)
Other*	—	40	40
Balance at March 31, 2020	$—	$5,541,861	$5,541,861
(*) Excludes amounts attributable to redeemable capital. See Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2019	$—	$5,845,506	$5,845,506
Net income	—	66,364	66,364
Other comprehensive income - cash flow hedges	—	(15,612)	(15,612)
Share-based compensation	—	565	565
Issuance of Operating Partnership units	—	548,391	548,391
Empire City Transaction	—	379,050	379,050
Park MGM Transaction	—	31,875	31,875
Deemed contribution - tax sharing agreement	—	1,345	1,345
Distributions declared ($0.4650 per unit)	—	(139,279)	(139,279)
Other	—	(1,288)	(1,288)
Balance at March 31, 2019	$—	$6,716,917	$6,716,917

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

MGP is a publicly traded REIT primarily engaged through its investment in the Operating Partnership which owns, acquires, leases and invests in large-scale destination entertainment and leisure properties, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail and other amenities. A wholly owned subsidiary of the Operating Partnership leases its real estate properties back to a wholly owned subsidiary of MGM under a master lease agreement (the “MGM-MGP Master Lease”).

    As of March 31, 2020, there were approximately 333.7 million Operating Partnership units outstanding in the Operating Partnership, of which MGM owned approximately 202.3 million, or 60.6%, and MGP owned the remaining 39.4%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of the settlement method is at the option of MGP’s independent conflicts committee, except as otherwise agreed to in connection with the waiver agreement, discussed in Note 2. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights and is consolidated by MGM.

MGP BREIT Venture Transaction

On February 14, 2020, the Operating Partnership and MGM completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place), were contributed to a newly formed entity (“MGP BREIT Venture”), which, following the transactions, is owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”). In exchange for the contribution of the Mandalay Bay real estate assets, the Operating Partnership received consideration of $2.1 billion, which was comprised of $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGM BREIT Venture, the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture, and the remainder in cash. In addition, MGM received approximately $2.4 billion of cash distributed from the MGP BREIT Venture as consideration for its contribution of the MGM Grand Las Vegas real estate assets, and, additionally, the Operating Partnership issued 2.6 million Operating Partnership units to MGM representing 5% of the equity value of the MGP BREIT Venture. In connection with the transactions, MGM provided a shortfall guaranty of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereto). On the closing date, BREIT also purchased 4.9 million Class A common shares of MGP for $150 million. Refer to Note 4 for additional details on the MGP BREIT Venture.

In connection with the transactions, MGP BREIT Venture entered into a lease with a subsidiary of MGM for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease (the “MGP BREIT Venture Lease”) provides for a term of 30 years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the consumer price index (“CPI”) increase during the prior year subject to a cap of 3.0%. In addition, the lease requires the tenant to spend 3.5% of net revenues over a rolling five-year period at the properties on capital expenditures and for the tenant and MGM to comply with certain financial covenants, which, if not met, would require the tenant to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. MGM provided a guarantee of the tenant’s obligations under the lease.

In connection with the MGP BREIT Venture Transaction, the MGM-MGP Master Lease was modified to remove the Mandalay Bay property and the annual rent under the MGM-MGP Master Lease was reduced by $133 million. Refer to Note 5 for additional details on the modification to the MGM-MGP Master Lease.

Also, on January 14, 2020, the Operating Partnership, MGP, and MGM entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to MGM in connection with MGM exercising its right to require the Operating Partnership to redeem Operating Partnership units it holds. The waiver provides that the units will be purchased at a price per unit equal to a 3% discount to the ten-day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and terminates on the earlier of February 14, 2022 or MGM receiving cash proceeds of $1.4 billion as consideration for the redemption of its Operating Partnership units. Refer to Note 2 for further discussion of this redeemable equity.
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
Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, MGP Lessor LLC, which is the MGM-MGP Master Lease landlord, a VIE of which the Operating Partnership is the primary beneficiary. As of March 31, 2020, on a consolidated basis, the MGP Lessor, LLC had total assets of $9.3 billion primarily related to its real estate assets, and total liabilities of $486.3 million primarily related to its deferred revenue and operating lease liabilities.
For entities not determined to be VIEs, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. All intercompany balances and transactions are eliminated in consolidation. The Company’s investments in unconsolidated affiliates are accounted for under the equity method when the Company can exercise significant influence over or has joint control of the unconsolidated affiliate, such as MGP BREIT Venture.
Noncontrolling interest. MGP presents noncontrolling interest and classifies such interest as a component of consolidated shareholders’ equity, separate from the Company’s Class A shareholders’ equity. Noncontrolling interest in MGP represents Operating Partnership units currently held by subsidiaries of MGM. Comprehensive income or loss of the Operating Partnership is allocated to its noncontrolling interest based on the noncontrolling interest’s ownership percentage in the Operating Partnership except for income tax expenses. Ownership percentage is calculated by dividing the number of Operating Partnership units held by the noncontrolling interest by the total Operating Partnership units held by the noncontrolling interest and the Company. Issuance of additional Class A shares and Operating Partnership units changes the ownership interests of both the noncontrolling interest and the Company. Such transactions and the related proceeds are treated as capital transactions.

MGM may tender its Operating Partnership units for redemption by the Operating Partnership in exchange for cash equal to the market price of MGP’s Class A shares at the time of redemption or for unregistered Class A shares on a one-for-one basis. Such election to pay cash or issue Class A shares to satisfy an Operating Partnership unitholder’s redemption request is solely within the control of MGP’s independent conflicts committee. This settlement election was waived in January 2020 for MGM to redeem up to $1.4 billion of Operating Partnership units for cash; refer to Note 1 above and to “Redeemable noncontrolling interest and redeemable capital” below for further discussion of a waiver agreement relating to MGM’s cash redemption of Operating Partnership units.
Redeemable noncontrolling interest and redeemable capital.  As discussed in Note 1, on January 14, 2020 the Operating Partnership waived its right to issue MGP Class A shares, in lieu of cash, to settle redemptions of Operating Partnership units held by MGM up to a maximum cash redemption amount of $1.4 billion. In connection with the waiver, the Operating Partnership and the Company reclassified, from permanent equity to temporary equity, the carrying value of Operating Partnership units that could require cash redemption and remeasured the units to their redemption value. The Operating Partnership units that comprise the $1.4 billion redemption amount were determined based on a 3% discount to the ten-day average closing price prior to the date of determination.
At each subsequent reporting period, the carrying value of temporary equity will be remeasured to the greater of: (1) the carrying value of the number of units then considered redeemable, inclusive of the comprehensive income and losses attributed based on a per unit or share basis in accordance with ASC 810 or (2) the redemption value of the number of units that are then redeemable based on the remaining $1.4 billion aggregate cash redemption amount and the per share redemption value, except that decreases in the per unit or share redemption will be limited to the amount of previous increases, with the differences between the carrying value and the remeasured value being recorded as an adjustment in additional paid-in capital (in lieu of retained earnings) or limited partners’ capital. While the carrying amount of temporary equity may vary based upon the allocations and reclassifications described above and presented below, the Company’s maximum cash obligation for the redemption of units under the waiver agreement is $1.4 billion
As of March 31, 2020, the per unit carrying value exceeded that of the per share redemption value and, accordingly, all previous fair value increases recorded during the period were reversed, resulting in no remaining adjustment within additional paid-in capital or limited partners’ capital as of quarter-end.
The Company’s redeemable noncontrolling interest and the Operating Partnership’s redeemable capital was comprised of the following:

(in thousands)
As of January 1, 2020	$—
Reclassification and remeasurement adjustments	1,599,319
Attribution of:
Net loss	(16,536)
MGP's issuance of Class A shares and Operating Partnership's issuance of units	18,418
MGP BREIT Venture Transaction	16,136
Other comprehensive income - cash flow hedges	(12,800)
Share-based compensation	105
Deemed contribution - tax sharing agreement	251
MGP dividends and Operating Partnership distributions declared	(21,289)
Other	(48)
As of March 31, 2020	$1,583,556

Investments in and advances to unconsolidated affiliate. The Company has an investment in an unconsolidated affiliate accounted for under the equity method, which is currently comprised of MGP BREIT Venture. Under the equity method, carrying value is adjusted for the Company’s share of the investee’s earnings and losses, as well as distributions from the investee. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. The Company classifies its share of investee’s earnings and loss as a component of Other income (expense), as the Company’s investment in such unconsolidated affiliate is an extension of the Company’s core business operations.

The Company evaluates its investment in unconsolidated affiliate for impairment whenever events or changes in circumstances indicate that the carrying value of its investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether the impairment is “other-than-temporary” based on its assessment of all relevant factors, including consideration of the Company’s intent and ability to retain its investment.
Property transactions, net. Property transactions, net are comprised of transactions related to long-lived assets, such as ~~g~~ains and losses on the disposition of assets.

Fair value measurements. Fair value measurements are utilized in the accounting and impairment assessments of its real estate investments and certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 2 inputs for its debt fair value disclosures. See Note 6; and

•	Level 2 inputs when measuring the fair value of its interest rate swaps. See Note 7.

Reportable segment. The Company’s operations consist of investments in real estate, both wholly-owned and through its investment in MGP BREIT Venture, for which all such real estate properties are similar to one another in that they consist of large-scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. The operating results of the Company’s wholly-owned and equity method real estate investments are regularly reviewed, in the aggregate, by the chief operating decision maker. As such, the Company has one reportable segment.
Income tax provision. For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 0.9% on loss from continuing operations and a benefit of 0.5% on income from continuing operations for the three months ended March 31, 2020 and 2019, respectively.

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

The MGM-MGP Master Lease landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying combined and consolidated financial statements as if the MGM-MGP Master Lease landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the MGM-MGP Master Lease landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the MGM-MGP Master Lease landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return and, accordingly, the income tax balances related to such taxes are reflected within noncontrolling interest within the accompanying financial statements. No amounts were due to MGM under the tax sharing agreement as of March 31, 2020 and December 31, 2019.
NOTE 3 — REAL ESTATE INVESTMENTS

As discussed in Note 1, on February 14, 2020, the Operating Partnership completed the MGP BREIT Venture Transaction pursuant to which the real estate assets of Mandalay Bay (including Mandalay Place), were contributed to MGP BREIT Venture. In exchange for the contribution of the Mandalay Bay real estate assets, the Operating Partnership received consideration of $2.1 billion, which was comprised of $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGM BREIT Venture, the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture, and the remainder in cash. Accordingly, the Company recorded the difference between the carrying value of the Mandalay Bay real estate assets of $2.3 billion and the consideration received of $2.1 billion, as well as the selling costs of $10.5 million, as a net loss on sale of assets of $193.7 million, which is reflected within property transactions, net.

The carrying value of real estate investments is as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Land	$3,431,228	$4,631,013
Buildings, building improvements, land improvements and integral equipment	7,427,323	9,293,483
	10,858,551	13,924,496
Less: Accumulated depreciation	(2,372,351)	(3,096,524)
	$8,486,200	$10,827,972

NOTE 4 — INVESTMENT IN UNCONSOLIDATED AFFILIATE

As of March 31, 2020, the Operating Partnership’s investment in unconsolidated affiliate was comprised of its 50.1% interest in MGP BREIT Venture. The Operating Partnership recorded its share of income of $13.4 million for the three months ended March 31, 2020 as “Income from unconsolidated affiliate” in the condensed consolidated statement of operations. Additionally, the Operating Partnership received $12.2 million in distributions from MGP BREIT Venture during the three months ended March 31, 2020.

Summarized results of operations of MGP BREIT Venture are as follows:

Three Months Ended March 31,
2020
(in thousands)
Net revenues	$50,437
Operating income	39,819
Income from continuing operations	26,675
Net income	26,675

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

Rent under the lease consists of a “base rent” component and a “percentage rent” component. As of March 31, 2020, the base rent represents approximately 90% of the rent payments due under the lease and the percentage rent represents approximately 10% of the rent payments due under the lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the operating subsidiary sublessees of the tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the tenant and, without duplication, the operating subtenants, from the leased properties subject to the lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).
As discussed in Note 1, on February 14, 2020, in connection with the MGP BREIT Venture Transaction, the MGM-MGP Master Lease was modified to remove the Mandalay Bay property and the annual rent under the lease was reduced by $133 million. The Company reassessed the lease classification of the lease, which included estimating the fair value of the properties using an income approach and the residual value used in the determination of the implicit rate, and concluded that the lease will continue to be accounted for as an operating lease.
Additionally, in connection with the commencement of the fifth lease year on April 1, 2020, and the corresponding 2.0% fixed annual rent escalator that went into effect on such date, the base rent under the MGM-MGP Master Lease increased to $749.9 million, resulting in total annual rent under the MGM-MGP Master Lease of $827.8 million.
Straight-line rental revenues from the Master Lease, which includes the lease incentive asset amortization, were $203.5 million and $196.9 million for the three months ended March 31, 2020 and 2019, respectively. The Company also recognized revenue related to ground lease and other of $6.0 million and $6.5 million for the three months ended March 31, 2020 and 2019, respectively.
Under the MGM-MGP Master Lease, future non-cancelable minimum rental cash payments, which are the payments under the initial 10-year term through April 30, 2026 and do not include the four five-year renewal options and, with respect to National Harbor, through August 31, 2024, are as follows as of March 31, 2020:

Year ending December 31,	(in thousands)
2020 (excluding the three months ended March 31, 2020)	$620,823
2021	839,012
2022	784,336
2023	764,861
2024	733,161
Thereafter	893,014
Total	$4,635,207

NOTE 6 — DEBT
Debt consists of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$—	$399,125
Senior secured term loan B facility	—	1,304,625
Senior secured revolving credit facility	1,350,000	—
5.625% senior notes, due 2024	1,050,000	1,050,000
4.50% senior notes, due 2026	500,000	500,000
5.75% senior notes, due 2027	750,000	750,000
4.50% senior notes, due 2028	350,000	350,000
	4,000,000	4,353,750
Less: Unamortized discount and debt issuance costs	(26,591)	(46,396)
	$3,973,409	$4,307,354

Operating Partnership credit agreement and bridge facility. At March 31, 2020, the Operating Partnership senior credit facility consisted of a $1.35 billion revolving credit facility. At March 31, 2020, $1.35 billion was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 3.19%. In February 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee for debt of the MGP BREIT Venture, and permit incurrence of a bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances made in connection with its November 2019 equity offering and from its “at-the-market offering” (“ATM”) program to pay off the outstanding balance of $399 million of its term loan A facility in full. The Operating Partnership incurred a loss on retirement of debt of $18.1 million recorded in “Other” in the condensed consolidated statements of operation. The Operating Partnership was in compliance with its financial covenants at March 31, 2020.
Refer to Note 7 for further discussion of the Company’s interest rate swap agreements.
Fair value of debt. The estimated fair value of the Operating Partnership’s debt was $3.7 billion at March 31, 2020 and $4.6 billion at December 31, 2019. Fair value was estimated using quoted market prices for the Operating Partnership’s senior notes and senior secured credit facility.
Deferred financing costs.  The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $2.5 million and $3.1 million during the three months ended March 31, 2020 and 2019, respectively.

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES

The Operating Partnership uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate senior credit facility and forecasted debt issuances for the duration and amount of its interest rate swap agreements, which such variable rate could unfavorably impact future earnings and forecasted cash flows. The Operating Partnership and the Company do not use derivative instruments for speculative or trading purposes. The interest rate swaps as of March 31, 2020 are summarized in the table below.

Notional Amount		Weighted Average Fixed Rate	Fair Value Liability	Effective Date	Maturity Date
(in thousands, except percentages)
$600,000	(1)	1.786%	$(14,856)	May 3, 2017	November 30, 2021
600,000		1.902%	(16,010)	May 3, 2017	November 30, 2021
300,000		1.158%	(10,244)	September 6, 2019	December 31, 2024
400,000		2.252%	(55,802)	October 1, 2019	December 31, 2029
900,000		1.801%	(35,255)	November 30, 2021	December 31, 2024
			$(132,167)

(1)	Do not qualify for hedge accounting.

As of March 31, 2020, the fair value of the Company's interest rate swaps that qualify for hedge accounting was $117.3 million recorded as a liability within accounts payable, accrued expenses, and other liabilities. As of December 31, 2019, the fair values of the Company’s interest rate swaps that qualify for hedge accounting was $6.5 million, recorded as an asset within prepaid expenses and other assets, and $27.8 million, recorded as a liability within accounts payable, accrued expenses and other liabilities. The fair value of interest rate swaps that do not qualify as cash flow hedges was $14.9 million and $2.7 million, recorded as a liability within accounts payable, accrued expenses and other liabilities as of March 31, 2020 and December 31, 2019, respectively.
NOTE 8 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP shareholders. On February 12, 2020, the Company received net proceeds of approximately $18.7 million for 0.6 million of forward shares settled under the Company’s ATM program.

On February 11 through February 13, 2020, the Company received net proceeds of approximately $355.9 million for 12.0 million of forward shares settled related to the Company’s November 2019 equity offering.
On February 14, 2020, in connection with the MGP BREIT Venture Transaction, the Company completed a registered sale of 4.9 million Class A shares to BREIT for proceeds of $150.0 million.

Operating Partnership capital. In connection with the Company’s settlement of 0.6 million of forward shares issued under the ATM program, the Operating Partnership issued 0.6 million Operating Partnership units to the Company. Additionally, in connection with the issuance of 12.0 million Class A shares by the Company under the forward sales agreements on February 11 through February 13, 2020, 12.0 million Operating Partnership units were issued to the Company by the Operating Partnership on a one-to-one basis with the number of Class A shares issued by the Company in such sales. As a result of these issuances, MGP’s indirect ownership percentage in the Operating Partnership increased from 36.3% to 38.8%.

On February 14, 2020, in connection with the Company’s registered sale of Class A shares to BREIT, the Operating Partnership issued 4.9 million Operating Partnership units to the Company and MGP’s indirect ownership percentage in the Operating Partnership increased from 38.8% to 39.7%

On February 14, 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership issued 2.6 million Operating Partnership units to MGM and MGP’s indirect ownership percentage in the Operating Partnership decreased from 39.7% to 39.4%.

Accumulated Other Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) and all other non-shareholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive income (loss) are reported in the accompanying condensed consolidated statement of shareholders’ equity. The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020:

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at December 31, 2019	$(5,226)	$(1,819)	$(7,045)
Other comprehensive loss before reclassifications	(96,783)	—	(96,783)
Amounts reclassified from accumulated other comprehensive income to interest expense	1,463	—	1,463
Other comprehensive loss	(95,320)	—	(95,320)
Other changes in accumulated other comprehensive income:
Class A share issuances	—	(646)	(646)
Issuance of OP Units	—	59	59
Changes in accumulated other comprehensive income:	(95,320)	(587)	(95,907)
Less: Other comprehensive loss attributable to noncontrolling interest	57,789	—	57,789
Balance at March 31, 2020	$(42,757)	$(2,406)	$(45,163)

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

On April 15, 2020, the Company paid a dividend of $0.4750 per Class A share upon receipt of its share of the Operating Partnership’s distribution of $0.4750 per unit made the same day.

NOTE 9 — NET INCOME (LOSS) PER CLASS A SHARE

The table below provides net income (loss) and the number of Class A shares used in the computations of “basic” net income (loss) per share, which utilizes the weighted-average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” net income (loss) per share, which includes all such shares. Net income (loss) per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights in the Company.

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share amounts)
Numerator:
Income (loss) from continuing operations, net of tax	$(125,322)	$50,148
Less: (Income) loss from continuing operations attributable to noncontrolling interest	75,574	(34,975)
Income (loss) from continuing operations attributable to Class A shares - basic and diluted	(49,748)	15,173
Income from discontinued operations, net of tax	—	16,216
Less: Income from discontinued operations attributable to noncontrolling interest	—	(11,434)
Income from discontinued operations attributable to Class A shares - basic and diluted	—	4,782
Net income (loss) attributable to Class A shares - basic and diluted	$(49,748)	$19,955
Denominator:
Weighted average Class A shares outstanding (1) - basic	123,259,223	84,043,706
Effect of dilutive shares for diluted net income per Class A share (2)	—	259,335
Weighted average Class A shares outstanding (1) - diluted	123,259,223	84,303,041

(1) Includes weighted average deferred share units granted to certain members of the board of directors.
(2) 0.3 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive.
(3) Diluted net income per Class A share does not assume conversion of the Operating Partnership units held by MGM as such conversion would be antidilutive.

NOTE 10 — NET INCOME (LOSS) PER OPERATING PARTNERSHIP UNIT

The table below provides net income (loss) and the number of Operating Partnership units used in the computations of “basic” net income (loss) per Operating Partnership unit, which utilizes the weighted-average number of Operating Partnership units outstanding without regard to dilutive potential Operating Partnership units, and “diluted” net income (loss) per Operating Partnership units, which includes all such Operating Partnership units.

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share amounts)
Numerator:
Income (loss) from continuing operations, net of tax	$(125,322)	$50,148
Income from discontinued operations, net of tax	—	16,216
Net income (loss) - basic and diluted	$(125,322)	$66,364
Denominator:
Weighted average Operating Partnership units outstanding (1) - basic	324,309,811	288,351,486
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	—	259,335
Weighted average Operating Partnership units outstanding (1) - diluted	324,309,811	288,610,821

(1) Includes weighted average deferred share units granted to certain members of the Board of Directors.
(2) 0.3 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive.

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

MGP BREIT Venture guarantee. The Operating Partnership provides a guarantee for losses incurred by the lenders of the $3.0 billion indebtedness of the MGP BREIT Venture arising out of certain bad acts by the Operating Partnership, its venture partner, or the venture, such as fraud or willful misconduct, based on the party’s percentage ownership of the MGP BREIT Venture, which guarantee is capped at 10% of the principal amount outstanding at the time of the loss. The Operating Partnership and its venture partner have separately indemnified each other for the other party’s share of the overall liability exposure, if at fault. The guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

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
This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this quarterly report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2019, which were included in our annual report on Form 10-K, filed with the SEC on February 27, 2020.
Executive Overview
MGP is one of the leading publicly traded REITs engaged in the acquisition, ownership and leasing of large-scale destination entertainment and leisure resorts, whose tenant generally offers diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail amenities.
MGP is a limited liability company that was formed in Delaware in October 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed in January 2016, which became a subsidiary of MGP in April 2016. We elected to be treated as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2016.
We generate all of our revenues by leasing our real estate properties pursuant to the MGM-MGP Master Lease which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The lease has an initial lease term of ten years (other than with respect to MGM National Harbor, whose initial lease term ends on August 31, 2024) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant. Base rent and percentage rent that are known at the lease commencement date will be recorded on a straight-line basis over 30 years, which represents the initial ten-year non-cancelable lease term and all four five-year renewal terms under the lease, as we have determined such renewal terms to be reasonably certain.

On February 14, 2020, the Operating Partnership and MGM completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to a newly formed entity (“MGP BREIT Venture”), which, following the transactions, is owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”). In exchange for the contribution of the Mandalay Bay real estate assets, the Operating Partnership received consideration of $2.1 billion, which was comprised of $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGM BREIT Venture, the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture, and the remainder in cash. In addition, MGM received $2.4 billion of cash distributed from the MGP BREIT Venture as consideration for its contribution of the MGM Grand Las Vegas real estate assets, and, additionally, the Operating Partnership issued 2.6 million Operating Partnership units to MGM representing 5% of the equity value of the MGP BREIT Venture. In connection with the transactions, MGM provided a shortfall guaranty of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereto). On the closing date, BREIT also purchased 4.9 million Class A common shares of MGP for $150 million.

In connection with the transactions, MGP BREIT Venture entered into a lease with a subsidiary of MGM for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease provides for a term of thirty years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3.0%. In addition, the lease requires the tenant to spend 3.5% of net revenues over a rolling five-year period at the properties on capital expenditures and for the tenant and MGM to comply with certain financial covenants, which, if not met, would require the tenant to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. MGM provided a guarantee of tenant’s obligations under the lease.

In connection with the MGP BREIT Venture Transaction, the MGM-MGP Master Lease was modified to remove the Mandalay Bay property and the annual rent under the MGM-MGP Master Lease was reduced by $133 million.

Also, on January 14, 2020, the Operating Partnership, MGP, and MGM entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to MGM in connection with MGM exercising its right to require the Operating Partnership to redeem the Operating Partnership units it holds. The waiver provides that the units will be purchased at a price per unit equal to a 3% discount to the applicable cash amount as calculated in accordance with the operating agreement. The waiver was effective upon closing of the transaction on February 14, 2020 and terminates on the earlier of 24 months following the closing of the MGP BREIT Venture Transaction and MGM receiving cash proceeds of $1.4 billion as consideration for the redemption of its Operating Partnership units.
Additionally, we expect to grow our portfolio through acquisitions with third parties and with MGM. In pursuing external growth initiatives, we will generally seek to acquire properties that can generate stable rental revenue through long-term, triple-net leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions.
As of March 31, 2020, our portfolio, including the MGP BREIT Venture, consisted of twelve premier destination resorts in Las Vegas and elsewhere across the United States, MGM Northfield Park in Northfield, Ohio, Empire Resort Casino in Yonkers, New York, as well as a retail and entertainment district, The Park in Las Vegas.
COVID-19 Update
The COVID-19 pandemic has not had a material impact on our operations; however, we cannot estimate the duration of the pandemic and potential impact on our business if the properties remain closed or if the tenants are otherwise unable or unwilling to make rental payments. For further information regarding the potential impact of COVID-19 on our operations, refer to “Liquidity and Capital Resources” below as well as “Risk Factors” in Part II, Item 1A of this report.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Total Revenues	$209,570	$203,423
Total Expenses	268,527	91,265
Income (loss) from continuing operations, net of tax	(125,322)	50,148
Income from discontinued operations, net of tax	—	16,216
Net income (loss)	(125,322)	66,364
Net income (loss) attributable to Class A shareholders	(49,748)	19,955
Revenues

Rental revenue. Rental revenues, including ground lease and other, for the three months ended March 31, 2020 and 2019 were $209.6 million and $203.4 million, respectively. The $6.1 million, or 3.0%, increase was due primarily to an increase in rental revenues, excluding the lease incentive amortization, for the three months ended March 31, 2020 as a result of the addition of MGM Northfield Park in April 2019, partially offset by the decrease in revenue due to the removal of Mandalay Bay in February 2020 as well as a decrease in straight-line rental revenue recorded as a result of the modification.
Expenses
Depreciation. Depreciation expense for the three months ended March 31, 2020 and 2019 was $62.0 million and $71.6 million, respectively. The $9.5 million, or 13.3%, decrease for the quarterly period primarily relates to the contribution of Mandalay Bay to the MGP BREIT Venture in February 2020.
Property transactions, net. Property transactions, net for the three months ended March 31, 2020 and 2019 were $195.1 million and $1.1 million, respectively. Property transactions, net for the three months ended March 31, 2020 primarily related to the net loss on sale of assets of $193.7 million. Property transactions, net for the three months ended March 31, 2019 related to normal losses on the disposition of assets recognized during the quarter and fluctuate year over year based on the timing of our disposition of assets.
Ground lease expense. Ground lease expense for each of the three months ended March 31, 2020 and March 31, 2019 was $5.9 million.

Acquisition-related expenses. Acquisition-related expenses for the three months ended March 31, 2020 and March 31, 2019 were $0.6 million and $8.5 million, respectively. The $7.9 million, or 92.7%, decrease is primarily due to expenses incurred relating to the Empire City acquisition in 2019, slightly offset by expenses incurred relating to the MGP BREIT Venture Transaction in February 2020.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2020 and March 31, 2019 were $4.9 million and $4.1 million, respectively. The $0.7 million, or 18.0%, increase was primarily due to an increase in costs incurred for transactions that did not sign or close.

Other Expenses
Income from unconsolidated affiliate. Income from unconsolidated affiliate for the three months ended March 31, 2020 was $13.4 million and is attributable to income from our investment in MGP BREIT Venture. There was no income from unconsolidated affiliate for the three months ended March 31, 2019.
Other expenses, excluding income from unconsolidated affiliate, for the three months ended March 31, 2020 and March 31, 2019 were $78.6 million and $62.2 million, respectively. The $16.4 million, or 26.3%, increase for the quarterly period was primarily related to a loss on unhedged interest rate swaps, net of $12.1 million and a loss on retirement of debt of $18.1 million relating to our repayment of the term loan A and term loan B facilities, partially offset by a decrease in interest expense which was due to a decrease in interest rates and the repayment of our term loan A and term loan B facilities in February 2020.

Discontinued Operations

Income from discontinued operations, net of tax for the three months ended March 31, 2019 was $16.2 million and is attributable to the operations of MGM Northfield Park, which was transferred to a subsidiary of MGM in April 2019. There was no income from discontinued operations, net of tax for the three months ended March 31, 2020.

Provision for Income Taxes

Our effective tax rate was a provision of 0.9% on loss from continuing operations and a benefit of 0.5% on income from continuing operations for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate in the current year quarter was impacted by the loss resulting from the MGP BREIT Venture Transaction, which provides no federal or state income tax benefit due to our REIT status. The effective tax rate in the prior year quarter was impacted by the benefit to the Company of the retained real estate assets of MGM Northfield Park subsequent to the sale of the operations to MGM in April 2019. Refer to Note 2 of the accompanying financial statements for additional discussion.

Non-GAAP Measures

Unless otherwise indicated, our non-GAAP measures discussed herein are related to our continuing operations and not our discontinued operations. Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus depreciation, as defined by the National Association of Real Estate Investment Trusts, plus our share of depreciation of our unconsolidated affiliate.

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs and cash flow hedges; our share of amortization of financing costs of our unconsolidated affiliate; non-cash compensation expense; straight-line rental revenue (which is defined as the difference between contractual rent and cash rent payments, excluding lease incentive asset amortization); our share of straight-line rental revenues of our unconsolidated affiliate; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; loss on unhedged interest rate swaps, net; provision for income taxes related to the REIT; our share of provision for income taxes of our unconsolidated affiliate and other, net - discontinued operations.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net); depreciation; our share of depreciation of our unconsolidated affiliate; amortization of financing costs and cash flow hedges; our share of amortization of financing costs of our unconsolidated affiliate; non-cash compensation expense; straight-line rent; our share of straight-line rental revenues of our unconsolidated affiliate; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; loss on unhedged interest rate swaps, net; our share of provision for income taxes of our unconsolidated affiliate; other, net - discontinued operations; interest income; interest expense (including amortization of financing costs and cash flow hedges); our share of interest expense (including amortization of financing costs) of our unconsolidated affiliate and provision for income taxes.

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

The following table provides a reconciliation of the Company’s consolidated net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income (loss) (1)	$(125,322)	$66,364
Depreciation (2)	62,047	71,562
Share of depreciation of unconsolidated affiliate	5,319	—
Property transactions, net	195,056	1,113
Funds From Operations	137,100	139,039
Amortization of financing costs and cash flow hedges	3,264	3,281
Share of amortization of financing costs of unconsolidated affiliate	33	—
Non-cash compensation expense	754	565
Straight-line rental revenues, excluding lease incentive asset	10,781	6,455
Share of straight-line rental revenues of unconsolidated affiliate	(6,352)	—
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	4,627	465
Acquisition-related expenses	622	8,532
Non-cash ground lease rent, net	260	260
Other expenses	18,368	137
Loss on unhedged interest rate swaps, net	12,120	—
Provision (benefit) for income taxes - REIT	1,133	(229)
Share of provision for income taxes of unconsolidated affiliate	47	—
Other, net - discontinued operations	—	3,707
Adjusted Funds From Operations	182,757	162,212
Interest income (1)	(1,091)	(1,846)
Interest expense (1)	49,198	63,948
Share of interest expense of unconsolidated affiliate	6,524	—
Amortization of financing costs and cash flow hedges	(3,264)	(3,281)
Share of amortization of financing costs of unconsolidated affiliate	(33)	—
Provision for income taxes - discontinued operations	—	2,890
Adjusted EBITDA	$234,091	$223,923
(1) Net income, interest income and interest expense are net of intercompany interest eliminations of $5.6 million for the year ended December 31, 2019.
(2) Includes depreciation on Mandalay Bay real estate assets for the period of January 1, 2019 through March 31, 2019 and the period of January 1, 2020 through February 14, 2020.

Liquidity and Capital Resources

Rental revenues received under the MGM-MGP Master Lease and distributions from the MGP BREIT Venture are our primary sources of cash from operations and are dependent on the tenant’s ability to pay rent and the MGP BREIT Venture’s ability to pay distributions. As of March 17, 2020, all of the properties in our portfolio, including those held by the MGP BREIT Venture, have been closed to the public and have remained closed pursuant to state and local government requirements as a result of the unprecedented public health crisis from the COVID-19 pandemic. As a result, our tenants, who are subsidiaries of MGM, are effectively generating no revenue at our properties. Although our tenants have temporarily ceased operations at our properties, they have continued to make rental payments in full and on time and we believe the tenant’s liquidity position is sufficient to cover its expected rental obligations. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if the properties remain closed or if the tenants are otherwise unable or unwilling to make rental payments. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of dividends and distributions on its Class A shares, and its principal source of funding for these dividends and distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to MGP and MGM. Additionally, in connection with the waiver agreement, MGM may redeem up to $1.4 billion of its Operating Partnership units for cash. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $1.8 billion in cash and cash equivalents held by the Operating Partnership as of March 31, 2020, and expected cash flows from operations. See Note 6 to the accompanying financial statements for a description of our principal debt arrangements.
Summary of Cash Flows
Net cash provided by operating activities for the three months ended March 31, 2020 was $175.9 million compared to net cash used in operating activity of $455.1 million for the three months ended March 31, 2019. The change was primarily due to the Park MGM Transaction in March 2019, for which we paid a cash lease incentive of $605.6 million to a subsidiary of MGM.
Net cash provided by investing activities for the three months ended March 31, 2020 was $58.1 million related to the net cash proceeds from the MGP BREIT Venture Transaction. There was no net cash used in investing activities for the three months ended March 31, 2019.
Net cash provided by financing activities for the three months ended March 31, 2020 was $1.3 billion, which was primarily attributable to our $1.35 billion draw on our revolving credit facility; $1.3 billion in proceeds from the issuance of the bridge loan facility, which was used to repay the Operating Partnership’s $1.3 billion outstanding term loan B facility in full, which was then assumed by the MGP BREIT Venture; net proceeds of $374.6 million for our issuance of 12.6 million Class A shares from the settlement of forward equity agreements, which was used to repay the Operating Partnership’s $399 million outstanding term loan A facility; and our issuance of 4.9 million Class A shares to MGP BREIT for which we received net proceeds of $150.0 million and; further, due to payments of our $147.3 million of distributions and dividends. Net cash provided by financing activities for the three months ended March 31, 2019 was $453.8 million which was primarily attributable to our issuance of $750 million in aggregate principal amount of 5.75% senior notes due 2027 and our offering of 19.6 million Class A shares in a registered public offering for which we received net proceeds of $548.4 million, partially offset by our net repayments on our revolver of $465.0 million, our repayment of approximately $246.0 million of assumed indebtedness from the Empire City Transaction, and our payment of $119.1 million of distributions and dividends.
Net cash used in operating, financing and investing activities for our discontinued operations for the three months ended March 31, 2019 was $15.6 million and was entirely due to the operations of MGM Northfield Park, which was transferred to a subsidiary of MGM in April 2019. There were no cash flows from discontinued operations for the three months ended March 31, 2020.
Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP within the three months ended March 31, 2020 and March 31, 2019. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date
(in thousands, except per unit and per share amount)
2020
March 13, 2020	March 31, 2020	$0.4750	April 15, 2020
2019
March 15, 2019	March 29, 2019	$0.4650	April 15, 2019

In order to maintain our REIT status in accordance with U.S. federal income tax laws that generally require that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income, our annual distribution will not be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains.

Guarantor information

The assets, liabilities and results of operations of the combined issuers and guarantors of the Operating Partnership’s guaranteed securities are not materially different than corresponding amounts presented in the consolidated financial statements of the parent company.
Inflation
The MGM-MGP Master Lease provides for certain increases in rent as a result of the fixed annual rent escalator or changes in the variable percentage rent. We expect that inflation will cause the variable percentage rent provisions to result in rent increases over time. However, we could be negatively affected if increases in rent are not sufficient to cover increases in our operating expenses due to inflation. In addition, inflation and increased costs may have an adverse impact on our tenant if increases in its operating expenses exceed increases in revenue due to inflation thereby impacting its ability to pay rent. This may also impact the MGP BREIT Venture’s ability to pay distributions to us if its tenant’s ability to pay rent is similarly impacted by inflation.
At-the-Market Program
Our ATM program allows us to offer and sell up to an aggregate sales price of $300 million of our Class A shares through our sales agents at prevailing market prices of agreed-upon prices. During the three months ended March 31, 2020, we issued 0.6 million Class A shares pursuant to our ATM program upon settlements of forward confirmations initially entered into in October 2019, for which we received net proceeds of approximately $18.7 million.
Application of Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes in our critical accounting policies and estimates since year end, other than discussed below.

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

To manage our exposure to changes in LIBOR rates, as of March 31, 2020, we have effective interest rate swap agreements where the Company pays a weighted average fixed rate of 1.821% on a total notional amount of $1.9 billion. Additionally, we have $900 million of notional amount of forward starting swaps that are not currently effective.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of March 31, 2020, long-term variable rate borrowings including impact from our swap agreements, represented approximately 1.3% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $0.5 million based on gross amounts outstanding at March 31, 2020 and taking into account the interest rate swap agreements currently effective. The following table provides information about the maturities of our long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

	Debt maturing in							Fair Value March 31,
	2020	2021	2022	2023	2024	Thereafter	Total	2020
	(in millions)
Fixed rate	$—	$—	$—	$—	$1,050.0	$1,600.0	$2,650.0	$2,377.0
Average interest rate	N/A	N/A	N/A	N/A	5.625%	5.086%	5.300%
Variable rate	$—	$—	$—	$1,350.0	$—	$—	$1,350.0	$1,350.0
Average interest rate	N/A	N/A	N/A	3.191%	N/A	N/A	3.191%

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the anticipated degree to which the COVID-19 pandemic will impact our results of operations, our expectations regarding our future liquidity position and the liquidity position of our tenant, the timing and amount of any future dividends and our ability to further grow our portfolio.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	The fact that all of our properties are currently closed to the public and we are unable to predict when such properties will re-open.

•
We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a significant adverse effect on MGM’s business, financial position or results of operations (including the most recent COVID-19 pandemic and the resulting closures of MGM’s domestic properties) could have a material adverse effect on our business, financial position or results of operations.

•	We depend on our properties leased to MGM for substantially all of our anticipated cash flows (including the properties held by the MGP BREIT Venture).

•	We, or the MGP BREIT Venture, as applicable, may not be able to re-lease the properties following the expiration or termination of the lease.

•
MGP’s sole material assets are Operating Partnership units representing 39.4% of the ownership interests in the Operating Partnership, as of March 31, 2020, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.

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

•
If MGP or the MGP BREIT Venture fails to remain qualified to be taxed as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations.

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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2020, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as discussed below, there have been no material changes from the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.

As a result of the COVID-19 pandemic, all of the properties in our portfolio, including those held by the MGP BREIT Venture have been closed to the public and we are unable to predict when such properties will re-open and the period of time that will be required for such properties to return to normal operations once re-opened, which may negatively affect our business, financial condition, liquidity and results of operations and those of our tenants. As of March 17, 2020, all of the properties in our portfolio, including those held by the MGP BREIT Venture, have been closed to the public and have remained closed pursuant to state and local government requirements as a result of the unprecedented public health crisis from the COVID-19 pandemic. As a result, our tenants, who are subsidiaries of MGM, are effectively generating no revenue at our properties. In addition, when such properties are able to re-open, our tenants may see weakened demand in light of continued domestic and international travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty.
If the tenants or MGM were to experience a material adverse effect on their respective businesses, financial positions or results of operations, our business, financial position or results of operations could also be materially adversely affected. Under the terms of the leases, our tenants are still required to pay rent even though operations at the properties have ceased. However, should our tenants be unable or unwilling to continue to satisfy their respective payment obligations, and if MGM is unable or unwilling to make payments under its guarantee, then our tenants will be in default under the leases, but we may be limited in our ability to enforce our rights. The inability or unwillingness of the tenants to meet their rental obligations or other obligations under the leases, including capital expenditure requirements, would have a significant adverse effect on our business, financial position or results of operations, including our ability to pay distributions to our shareholders as required to maintain our status as a REIT or to satisfy our obligations under the terms of the agreements governing our long-term indebtedness. In addition, should our tenant default under the master lease, there can be no assurance that we, or the MGP BREIT Venture, would be able to contract with other lessees on similar terms as the leases or at all.
Furthermore, the COVID-19 pandemic may limit our or our tenants’ ability to access debt and equity capital on attractive terms, which could affect our or our tenants’ ability to access capital necessary to fund business operations and pay payments under any financial commitments, on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the SEC.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the issuance of 4.9 million Class A shares to BREIT as part of the MGP BREIT Venture Transaction, the Operating Partnership issued 4.9 million Operating Partnership units to the Company pursuant to an applicable exemption form, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

As part of the MGP BREIT Venture Transaction, the Operating Partnership issued 2.6 million Operating Partnership units to MGM pursuant to an applicable exemption form, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

In connection with the issuance of 12.0 million Class A shares from forward sale agreements entered into by the Company on November 22, 2019 which settled from February 11 through February 13, 2020, the Operating Partnership issued 12.0 million Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

In connection with the issuance of 0.6 million Class A shares from forward sale agreements entered into by the Company as part of the Company’s ATM program, the Operating Partnership issued 0.6 million Operating Partnership units to the Company on February 12, 2020 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Item 6.    Exhibits

2.1
Master Transaction Agreement, dated as of January 14, 2020, among MGM Growth Properties Operating Partnership LP, MGM Resorts International, BCORE Windmill Parent LLC, MGM Growth Properties LLC and BCORE Windmill Parent LLC (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 14, 2020)

3.1
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of MGM Growth Properties LLC (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 25, 2020)

4.1
Fifth Supplemental Indenture to the Indentures, dated as of January 22, 2020, among YRL Associates, L.P., MGP Yonkers Realty Sub, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee

4.2
Sixth Supplemental Indenture to the Indentures, dated as of February 12, 2020, among MGP Lessor II, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee

10.1
Amended and Restated Limited Liability Company Agreement of MGP BREIT Venture 1 LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 18, 2020)

10.2
Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC, and MGM Lessee II, LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 18, 2020)

10.3
Sixth Amendment to Master Lease, dated as of February 14, 2020, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 18, 2020)

10.4
Loan Agreement, by and among Mandalay Bay PropCo, LLC, MGM Grand PropCo, LLC, Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., as administrative agent, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 18, 2020)

10.5
First Amendment to Loan Agreement, dated as of March 30, 2020, among Mandalay Bay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender

10.6
Fifth Amendment to Credit Agreement, dated as of February 14, 2020, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on February 18, 2020)

22.1	Subsidiary Guarantors

31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL.

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

MGM Growth Properties LLC

Date: May 5, 2020	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2020		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: May 5, 2020	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2020		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)