Form 10-Q
period 2020-06-30
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2020-08-04
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

MGM Growth Properties LLC     Yes ☐ No  ☒
MGM Growth Properties Operating Partnership LP      Yes ☐ No  ☒

As of July 31, 2020, 131,455,410 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust (“REIT”), and the owner of the sole general partner of the Operating Partnership. As of June 30, 2020, MGP owned approximately 43.3% of the Operating Partnership units, each such unit representing limited partnership interests in the Operating Partnership (“Operating Partnership units”). The remaining approximately 56.7% of the Operating Partnership’s units are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
We believe combining the quarterly reports on Form 10-Q of MGP and the Operating Partnership into this single report results in the following benefits:
•enhances investors’ understanding of MGP and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both MGP and the Operating Partnership, which we believe will assist investors in getting all relevant information on their investment in one place rather than having to access and review largely duplicative reports; and
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate investments, net	$8,427,330	$10,827,972
Lease incentive asset	517,171	527,181
Investment in unconsolidated affiliate	805,583	—
Cash and cash equivalents	725,889	202,101
Prepaid expenses and other assets	26,569	31,485
Above market lease, asset	40,653	41,440
Operating lease right-of-use assets	280,307	280,093
Total assets	$10,823,502	$11,910,272

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$3,614,749	$4,307,354
Due to MGM Resorts International and affiliates	324	774
Accounts payable, accrued expenses and other liabilities	144,210	37,421
Accrued interest	46,221	42,904
Dividend and distribution payable	147,941	147,349
Deferred revenue	130,251	108,593
Deferred income taxes, net	29,909	29,909
Operating lease liabilities	340,451	337,956
Total liabilities	4,454,056	5,012,260
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	700,000	—
Shareholders' equity
Class A shares*: no par value, 1,000,000,000 shares authorized, 131,455,410 and 113,806,820 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	2,987,682	2,766,325
Accumulated deficit	(379,587)	(244,381)
Accumulated other comprehensive loss	(52,899)	(7,045)
Total Class A shareholders' equity	2,555,196	2,514,899
Noncontrolling interest	3,114,250	4,383,113
Total shareholders' equity	5,669,446	6,898,012
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$10,823,502	$11,910,272
(*) Reflects all Class A shares outstanding. See Note 2 for discussion of redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$188,304	$219,846	$391,835	$416,728
Ground lease and other	6,038	5,913	12,077	12,454
Total Revenues	194,342	225,759	403,912	429,182

Expenses
Depreciation	58,405	79,543	120,452	151,105
Property transactions, net	(66)	310	194,990	1,423
Ground lease expense	5,920	5,920	11,840	11,840
Acquisition-related expenses	358	267	980	8,799
General and administrative	3,731	3,691	8,613	7,829
Total Expenses	68,348	89,731	336,875	180,996

Other income (expense)
Income from unconsolidated affiliate	25,453	—	38,816	—
Interest income	2,279	102	3,370	1,948
Interest expense	(55,377)	(63,977)	(104,575)	(127,925)
Gain (loss) on unhedged interest rate swaps, net	1,588	—	(10,532)	—
Other	(413)	(363)	(18,781)	(500)
	(26,470)	(64,238)	(91,702)	(126,477)
Income (loss) from continuing operations before income taxes	99,524	71,790	(24,665)	121,709
Provision for income taxes	(2,499)	(4,021)	(3,632)	(3,792)
Income (loss) from continuing operations, net of tax	97,025	67,769	(28,297)	117,917
Income from discontinued operations, net of tax	—	—	—	16,216
Net income (loss)	97,025	67,769	(28,297)	134,133
Less: Net (income) loss attributable to noncontrolling interest	(56,009)	(45,911)	19,565	(92,320)
Net income (loss) attributable to Class A shareholders	$41,016	$21,858	$(8,732)	$41,813

Weighted average Class A shares outstanding:
Basic	131,526,763	91,011,559	127,380,566	87,544,627
Diluted	131,637,018	91,208,398	127,380,566	87,772,714

Per Class A share data
Income (loss) from continuing operations per Class A share (basic)	$0.30	$0.24	$(0.08)	$0.42
Income from discontinued operations per Class A share (basic)	—	—	—	0.06
Net income (loss) per Class A share (basic)	$0.30	$0.24	$(0.08)	$0.48

Income (loss) from continuing operations per Class A share (diluted)	$0.30	$0.24	$(0.08)	$0.42
Income from discontinued operations per Class A share (diluted)	—	—	—	0.06
Net income (loss) per Class A share (diluted)	$0.30	$0.24	$(0.08)	$0.48
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$97,025	$67,769	$(28,297)	$134,133
Other comprehensive loss
Unrealized loss on cash flow hedges	(7,391)	(30,775)	(102,711)	(46,387)
Other comprehensive loss	(7,391)	(30,775)	(102,711)	(46,387)
Comprehensive income (loss)	89,634	36,994	(131,008)	87,746
Less: Comprehensive (income) loss attributable to noncontrolling interests	(51,629)	(24,783)	81,734	(60,297)
Comprehensive income (loss) attributable to Class A shareholders	$38,005	$12,211	$(49,274)	$27,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(28,297)	$134,133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net	—	(16,216)
Depreciation	120,452	151,105
Property transactions, net	194,990	1,423
Amortization of deferred financing costs and debt discount	4,703	6,373
Loss on retirement of debt	18,129	—
Non-cash ground lease, net	519	519
Deemed contributions - tax sharing agreement	3,632	3,620
Straight-line rental revenues, excluding amortization of lease incentive asset	24,414	18,119
Amortization of deferred revenue on non-normal tenant improvements	(756)	(1,132)
Loss on unhedged interest rate swaps, net	10,532	—
Share-based compensation	1,357	1,089
Deferred income taxes	—	(3,913)
Amortization of lease incentive asset	10,010	6,350
Income from unconsolidated affiliate	(38,816)	—
Distributions from unconsolidated affiliate	35,233	—
Park MGM transaction	—	(605,625)
Distributions received from discontinued operations and other	—	40,165
Change in operating assets and liabilities:
Prepaid expenses and other assets	(86)	(614)
Due to MGM Resorts International and affiliates	(450)	(153)
Accounts payable, accrued expenses and other liabilities	(927)	2,588
Accrued interest	3,317	18,179
Net cash provided by (used in) operating activities - continuing operations	357,956	(243,990)
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	58,615	—
Proceeds from Northfield OpCo transaction	—	3,779
Net cash provided by investing activities - continuing operations	58,615	3,779
Cash flows from financing activities
Net repayments under bank credit facility	(1,503,750)	(559,250)
Proceeds from issuance of bridge loan facility	1,304,625	—
Proceeds from issuance of debt	800,000	750,000
Deferred financing costs	(11,307)	(9,983)
Repayment of assumed debt and bridge facilities	—	(245,950)
Proceeds from issuance of Class A shares, net	524,616	613,299
Redemption of Operating Partnership units	(700,000)	—
Dividends and distributions paid	(305,837)	(258,334)
Other	(1,130)	—
Net cash provided by financing activities - continuing operations	107,217	289,782

Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	15,591
Cash flows used in investing activities, net	—	(12)
Cash flows used in financing activities, net	—	(37,900)
Net cash used in discontinued operations	—	(22,321)

Change in cash and cash equivalents classified as assets held for sale	—	(22,321)

Cash and cash equivalents
Net increase for the period	523,788	49,571
Balance, beginning of period	202,101	3,995
Balance, end of period	$725,889	$53,566
Supplemental cash flow disclosures
Interest paid	$94,165	$103,098
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$147,941	$136,671
Empire City transaction assets acquired	$—	$625,000
Redemption of Operating Partnership units relating to Northfield OpCo transaction	$—	$301,373
Investment in MGP BREIT Venture	$802,000	$—
MGP BREIT Venture assumption of bridge loan facility	$1,304,625	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at March 31, 2020	131,347	$—	$3,218,414	$(356,518)	$(45,163)	$2,816,733	$2,725,128	$5,541,861
Net income*	—	—	—	41,016	—	41,016	41,032	82,048
Partial redemption of temporary equity*	—	—	(15,260)	—	(4,772)	(20,032)	12,500	(7,532)
Reclassification and remeasurements of temporary equity*	—	—	(216,858)	—	—	(216,858)	408,127	191,269
Cash flow hedges*	—	—	—	—	(3,011)	(3,011)	(3,118)	(6,129)
Share-based compensation*		—	250	—	—	250	265	515
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	2,100	2,100
Dividends and distributions declared ($0.4875 per share)*	—	—	—	(64,085)	—	(64,085)	(70,454)	(134,539)
Other*	108	—	1,136	—	47	1,183	(1,330)	(147)
Balance at June 30, 2020	131,455	$—	$2,987,682	$(379,587)	$(52,899)	$2,555,196	$3,114,250	$5,669,446
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2020	113,807	$—	$2,766,325	$(244,381)	$(7,045)	$2,514,899	$4,383,113	$6,898,012
Net income*	—	—	—	(8,732)	—	(8,732)	(18,006)	(26,738)
Issuance of Class A shares*	17,524	—	443,363	—	(646)	442,717	63,481	506,198
MGP BREIT Venture Transaction*	—	—	8,228	—	59	8,287	55,617	63,904
Partial redemption of temporary equity*	—	—	(15,260)	—	(4,772)	(20,032)	12,500	(7,532)
Reclassification and remeasurements of temporary equity*	—	—	(216,858)	—	—	(216,858)	(1,191,192)	(1,408,050)
Cash flow hedges*	—	—	—	—	(40,542)	(40,542)	(48,107)	(88,649)
Share-based compensation*	—	—	539	—	—	539	625	1,164
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	2,982	2,982
Dividends and distributions declared ($0.9625 per share)*	—	—	—	(126,474)	—	(126,474)	(145,264)	(271,738)
Other*	124	—	1,345	—	47	1,392	(1,499)	(107)
Balance at June 30, 2020	131,455	$—	$2,987,682	$(379,587)	$(52,899)	$2,555,196	$3,114,250	$5,669,446
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at March 31, 2019	90,461	$—	$2,210,545	$(173,017)	$54	$2,037,582	$4,679,335	$6,716,917
Net income	—	—	—	21,858	—	21,858	45,911	67,769
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	2,275	2,275
Dividends and distributions declared ($0.4675 per share)	—	—	—	(43,310)	—	(43,310)	(93,361)	(136,671)
Issuance of Class A shares	2,101	—	52,294	—	(105)	52,189	12,719	64,908
Northfield OpCo transaction	—	—	(27,441)	—	2	(27,439)	(271,518)	(298,957)
Share-based compensation	—	—	164	—	—	164	360	524
Cash flow hedges	—	—	—	—	(9,647)	(9,647)	(21,128)	(30,775)
Other	77	—	1,823	—	—	1,823	(1,281)	542
Balance at June 30, 2019	92,639	$—	$2,237,385	$(194,469)	$(9,696)	$2,033,220	$4,353,312	$6,386,532

	Class A Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2019	70,911	$—	$1,712,671	$(150,908)	$4,208	$1,565,971	$4,279,535	$5,845,506
Net income	—	—	—	41,813	—	41,813	92,320	134,133
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	3,620	3,620
Dividends and distributions declared ($0.9325 per share)	—	—	—	(85,374)	—	(85,374)	(190,576)	(275,950)
Issuance of Class A shares	21,651	—	523,941	—	669	524,610	88,689	613,299
Northfield OpCo transaction	—	—	(27,441)	—	2	(27,439)	(271,518)	(298,957)
Empire City transaction	—	—	23,940	—	(195)	23,745	355,305	379,050
Park MGM transaction	—	—	2,512	—	(16)	2,496	29,379	31,875
Share-based compensation	—	—	328	—	—	328	761	1,089
Cash flow hedges	—	—	—	—	(14,364)	(14,364)	(32,023)	(46,387)
Other	77	—	1,434	—	—	1,434	(2,180)	(746)
Balance at June 30, 2019	92,639	$—	$2,237,385	$(194,469)	$(9,696)	$2,033,220	$4,353,312	$6,386,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate investments, net	$8,427,330	$10,827,972
Lease incentive asset	517,171	527,181
Investment in unconsolidated affiliate	805,583	—
Cash and cash equivalents	725,889	202,101
Prepaid expenses and other assets	26,569	31,485
Above market lease, asset	40,653	41,440
Operating lease right-of-use assets	280,307	280,093
Total assets	$10,823,502	$11,910,272
LIABILITIES, REDEEMABLE CAPITAL, AND PARTNERS' CAPITAL
Liabilities
Debt, net	$3,614,749	$4,307,354
Due to MGM Resorts International and affiliates	324	774
Accounts payable, accrued expenses and other liabilities	144,210	37,421
Accrued interest	46,221	42,904
Distribution payable	147,941	147,349
Deferred revenue	130,251	108,593
Deferred income taxes, net	29,909	29,909
Operating lease liabilities	340,451	337,956
Total liabilities	4,454,056	5,012,260
Commitments and contingencies (Note 11)
Redeemable capital	700,000	—
Partners’ capital
General partner	—	—
Limited partners*: 303,467,998 and 313,509,363 Operating Partnership units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	5,669,446	6,898,012
Total partners’ capital	5,669,446	6,898,012
Total liabilities, redeemable capital, and partners’ capital	$10,823,502	$11,910,272
(*) Reflects all Operating Partnership units outstanding. See Note 2 for discussion of redeemable capital.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$188,304	$219,846	$391,835	$416,728
Ground lease and other	6,038	5,913	12,077	12,454
Total Revenues	194,342	225,759	403,912	429,182

Expenses
Depreciation	58,405	79,543	120,452	151,105
Property transactions, net	(66)	310	194,990	1,423
Ground lease expense	5,920	5,920	11,840	11,840
Acquisition-related expenses	358	267	980	8,799
General and administrative	3,731	3,691	8,613	7,829
Total Expenses	68,348	89,731	336,875	180,996

Other income (expense)
Income from unconsolidated affiliate	25,453	—	38,816	—
Interest income	2,279	102	3,370	1,948
Interest expense	(55,377)	(63,977)	(104,575)	(127,925)
Gain (loss) on unhedged interest rate swaps, net	1,588	—	(10,532)	—
Other	(413)	(363)	(18,781)	(500)
	(26,470)	(64,238)	(91,702)	(126,477)
Income (loss) from continuing operations before income taxes	99,524	71,790	(24,665)	121,709
Provision for income taxes	(2,499)	(4,021)	(3,632)	(3,792)
Income (loss) from continuing operations, net of tax	97,025	67,769	(28,297)	117,917
Income from discontinued operations, net of tax	—	—	—	16,216
Net income (loss)	$97,025	$67,769	$(28,297)	$134,133

Weighted average Operating Partnership units outstanding
Basic	319,188,801	290,714,102	321,736,879	289,537,067
Diluted	319,299,056	290,910,941	321,736,879	289,765,154

Per Operating Partnership unit data
Income (loss) from continuing operations per Operating Partnership unit (basic)	$0.30	$0.23	$(0.09)	$0.41
Income from discontinued operations per Operating Partnership unit (basic)	—	—	—	0.05
Net income (loss) per Operating Partnership unit (basic)	$0.30	$0.23	$(0.09)	$0.46

Income (loss) from continuing operations per Operating Partnership unit (diluted)	$0.30	$0.23	$(0.09)	$0.41
Income from discontinued operations per Operating Partnership unit (diluted)	—	—	—	0.05
Net income (loss) per Operating Partnership unit (diluted)	$0.30	$0.23	$(0.09)	$0.46
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$97,025	$67,769	$(28,297)	$134,133
Unrealized loss on cash flow hedges	(7,391)	(30,775)	(102,711)	(46,387)
Comprehensive income (loss)	$89,634	$36,994	$(131,008)	$87,746
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(28,297)	$134,133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net	—	(16,216)
Depreciation	120,452	151,105
Property transactions, net	194,990	1,423
Amortization of deferred financing costs and debt discount	4,703	6,373
Loss on retirement of debt	18,129	—
Non-cash ground lease, net	519	519
Deemed contributions - tax sharing agreement	3,632	3,620
Straight-line rental revenues, excluding amortization of lease incentive asset	24,414	18,119
Amortization of deferred revenue on non-normal tenant improvements	(756)	(1,132)
Loss on unhedged interest rate swaps, net	10,532	—
Share-based compensation	1,357	1,089
Deferred income taxes	—	(3,913)
Amortization of lease incentive asset	10,010	6,350
Income from unconsolidated affiliate	(38,816)	—
Distributions from unconsolidated affiliate	35,233	—
Park MGM transaction	—	(605,625)
Distributions received from discontinued operations and other	—	40,165
Change in operating assets and liabilities:
Prepaid expenses and other assets	(86)	(614)
Due to MGM Resorts International and affiliates	(450)	(153)
Accounts payable, accrued expenses and other liabilities	(927)	2,588
Accrued interest	3,317	18,179
Net cash provided by (used in) operating activities - continuing operations	357,956	(243,990)
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	58,615	—
Proceeds from Northfield OpCo transaction	—	3,779
Net cash provided by investing activities - continuing operations	58,615	3,779
Cash flows from financing activities
Net repayments under bank credit facility	(1,503,750)	(559,250)
Proceeds from issuance of bridge loan facility	1,304,625	—
Proceeds from issuance of debt	800,000	750,000
Deferred financing costs	(11,307)	(9,983)
Repayment of assumed debt and bridge facilities	—	(245,950)
Proceeds from issuance of OP units by MGP	524,616	613,299
Redemption of OP units	(700,000)	—
Distributions paid	(305,837)	(258,334)
Other	(1,130)	—
Net cash provided by financing activities - continuing operations	107,217	289,782

Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	15,591
Cash flows used in investing activities, net	—	(12)
Cash flows used in financing activities, net	—	(37,900)
Net cash used in discontinued operations	—	(22,321)

Change in cash and cash equivalents classified as assets held for sale	—	(22,321)

Cash and cash equivalents
Net increase for the period	523,788	49,571
Balance, beginning of period	202,101	3,995
Balance, end of period	$725,889	$53,566
Supplemental cash flow disclosures
Interest paid	$94,165	$103,098
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Operating Partnership unit holders	$147,941	$136,671
Empire City transaction assets acquired	$—	$625,000
Redemption of Operating Partnership units relating to Northfield OpCo transaction	$—	$301,373
Investment in MGP BREIT Venture	$802,000	$—
MGP BREIT Venture assumption of bridge loan facility	$1,304,625	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at March 31, 2020	$—	$5,541,861	$5,541,861
Net income*	—	82,048	82,048
Partial redemption of temporary equity*	—	(7,532)	(7,532)
Reclassification and remeasurements of temporary equity*		191,269	191,269
Cash flow hedges*	—	(6,129)	(6,129)
Share-based compensation*	—	515	515
Deemed contribution - tax sharing agreement*	—	2,100	2,100
Distributions declared ($0.4875 per unit)*	—	(134,539)	(134,539)
Other*	—	(147)	(147)
Balance at June 30, 2020	$—	$5,669,446	$5,669,446
(*) Excludes amounts attributable to redeemable capital. See Note 2.

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2020	$—	$6,898,012	$6,898,012
Net income*	—	(26,738)	(26,738)
Issuance of Operating Partnership units*	—	506,198	506,198
MGP BREIT Venture Transaction*	—	63,904	63,904
Partial redemption of temporary equity*	—	(7,532)	(7,532)
Reclassification and remeasurements of temporary equity*	—	(1,408,050)	(1,408,050)
Cash flow hedges*	—	(88,649)	(88,649)
Share-based compensation*	—	1,164	1,164
Deemed contribution - tax sharing agreement*	—	2,982	2,982
Distributions declared ($0.9625 per unit)*	—	(271,738)	(271,738)
Other*	—	(107)	(107)
Balance at June 30, 2020	$—	$5,669,446	$5,669,446
(*) Excludes amounts attributable to redeemable capital. See Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at March 31, 2019	$—	$6,716,917	$6,716,917
Net income	—	67,769	67,769
Deemed contribution - tax sharing agreement	—	2,275	2,275
Distributions declared ($0.4675 per unit)	—	(136,671)	(136,671)
Issuance of Operating Partnership units	—	64,908	64,908
Northfield OpCo transaction	—	(298,957)	(298,957)
Share-based compensation	—	524	524
Cash flow hedges	—	(30,775)	(30,775)
Other	—	542	542
Balance at June 30, 2019	$—	$6,386,532	$6,386,532

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2019	$—	$5,845,506	$5,845,506
Net income	—	134,133	134,133
Deemed contribution - tax sharing agreement	—	3,620	3,620
Distributions declared ($0.9325 per unit)	—	(275,950)	(275,950)
Issuance of Operating Partnership units	—	613,299	613,299
Northfield OpCo transaction	—	(298,957)	(298,957)
Empire City transaction	—	379,050	379,050
Park MGM transaction	—	31,875	31,875
Share-based compensation	—	1,089	1,089
Cash flow hedges	—	(46,387)	(46,387)
Other	—	(746)	(746)
Balance at June 30, 2019	$—	$6,386,532	$6,386,532
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

As of June 30, 2020, there were approximately 303.5 million Operating Partnership units outstanding in the Operating Partnership, of which MGM owned approximately 172.0 million, or 56.7%, and MGP owned the remaining 43.3%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of the settlement method is at the option of MGP’s independent conflicts committee, except as otherwise agreed to in connection with the waiver agreement, discussed in Note 2. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights and is consolidated by MGM.

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

Also, on January 14, 2020, the Operating Partnership, MGP, and MGM entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to MGM in connection with MGM exercising its right to require the Operating Partnership to redeem Operating Partnership units it holds. The waiver provides that the units will be purchased at a price per unit equal to a 3% discount to the ten-day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and terminates on the earlier of February 14, 2022 or MGM receiving cash proceeds of $1.4 billion as consideration for the redemption of its Operating Partnership units. On May 18, 2020, the Operating Partnership redeemed 30.3 million of Operating Partnership units for $700 million. Refer to Note 2 for further discussion of redeemable equity.

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
Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, MGP Lessor LLC, which is the MGM-MGP Master Lease landlord, a VIE of which the Operating Partnership is the primary beneficiary. As of June 30, 2020, on a consolidated basis, the MGP Lessor, LLC had total assets of $9.3 billion primarily related to its real estate assets, and total liabilities of $500.5 million primarily related to its deferred revenue and operating lease liabilities.
For entities not determined to be VIEs, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. All intercompany balances and transactions are eliminated in consolidation. The Company’s investments in unconsolidated affiliates are accounted for under the equity method when the Company can exercise significant influence over, or has joint control of, the unconsolidated affiliate, such as MGP BREIT Venture.
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

MGM may tender its Operating Partnership units for redemption by the Operating Partnership in exchange for cash equal to the market price of MGP’s Class A shares at the time of redemption or for unregistered Class A shares on a one-for-one basis. Such election to pay cash or issue Class A shares to satisfy an Operating Partnership unitholder’s redemption request is solely within the control of MGP’s independent conflicts committee. Refer to Note 1 above and to “Redeemable noncontrolling interest and redeemable capital” below for discussion of a waiver agreement relating to MGM’s cash redemption of Operating Partnership units.
Redeemable noncontrolling interest and redeemable capital. As discussed in Note 1, on January 14, 2020 the Operating Partnership agreed to waive its right following the closing of the MGP BREIT Venture Transaction to issue MGP Class A shares, in lieu of cash, to settle redemptions of Operating Partnership units held by MGM up to a maximum cash redemption amount of $1.4 billion. In connection with the waiver, the Operating Partnership and the Company reclassified, from permanent equity to temporary equity, the carrying value of Operating Partnership units that could require cash redemption and remeasured the units to their redemption value. The Operating Partnership units that comprised the $1.4 billion redemption amount were determined based on a 3% discount to the ten-day average closing price prior to the date of determination.
At each subsequent reporting period, the carrying value of temporary equity will be remeasured to the greater of: (1) the carrying value of the number of units then considered redeemable, inclusive of the comprehensive income and losses attributed based on a per unit or share basis in accordance with ASC 810 or (2) the redemption value of the number of units that are then redeemable based on the remaining aggregate cash redemption amount and the per share redemption value, except that decreases in the per unit or share redemption will be limited to the amount of previous increases, with the differences between the carrying value and the remeasured value being recorded as an adjustment in additional paid-in capital (in lieu of retained earnings) or limited partners’ capital. While the carrying amount of temporary equity may vary based upon the allocations and reclassifications described above and presented below, the Company’s maximum cash obligation for the redemption of units under the waiver agreement as of June 30, 2020 is $700 million, reflecting the $1.4 billion maximum cash redemption amount less the $700 million redeemed on May 18, 2020.
The Company’s redeemable noncontrolling interest and the Operating Partnership’s redeemable capital was comprised of the following:

(in thousands)
As of March 31, 2020	$1,583,556
Reclassification and remeasurement adjustments	(191,269)
Attribution of:
Net income	14,977
Partial redemption of temporary equity	(692,468)
Cash flow hedges	(1,262)
Share-based compensation	88
Deemed contribution - tax sharing agreement	399
MGP Dividends and Operating Partnership distributions declared	(13,402)
Other	(619)
As of June 30, 2020	$700,000

(in thousands)
As of January 14, 2020	$—
Reclassification and remeasurement adjustments	1,408,050
Attribution of:
Net loss	(1,559)
Partial redemption of temporary equity	(692,468)
MGP's issuance of Class A shares and Operating Partnership's issuance of units	18,418
MGP BREIT Venture Transaction	16,136
Cash flow hedges	(14,062)
Share-based compensation	193
Deemed contribution - tax sharing agreement	650
MGP Dividends and Operating Partnership distributions declared	(34,691)
Other	(667)
As of June 30, 2020	$700,000
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
Property transactions, net. Property transactions, net are comprised of transactions related to long-lived assets, such as gains and losses on the disposition of assets.

Fair value measurements. Fair value measurements are utilized in the accounting and impairment assessments of its real estate investments and certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•Level 2 inputs for its debt fair value disclosures. See Note 6; and
•Level 2 inputs when measuring the fair value of its interest rate swaps. See Note 7.

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
Income tax provision. For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 2.5% on income from continuing operations for the three months ended June 30, 2020, a provision of 14.7% on loss from continuing operations for the six months ended June 30, 2020, and a provision of 5.6% and 3.1% on income from continuing operations for the three and six months ended June 30, 2019, respectively.

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

The MGM-MGP Master Lease landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying combined and consolidated financial statements as if the MGM-MGP Master Lease landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the MGM-MGP Master Lease landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the MGM-MGP Master Lease landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return and, accordingly, the income tax balances related to such taxes are reflected within noncontrolling interest within the accompanying financial statements. No amounts were due to MGM under the tax sharing agreement as of June 30, 2020 and December 31, 2019.

NOTE 3 — REAL ESTATE INVESTMENTS

As discussed in Note 1, on February 14, 2020, the Operating Partnership completed the MGP BREIT Venture Transaction pursuant to which the real estate assets of Mandalay Bay (including Mandalay Place), were contributed to MGP BREIT Venture. In exchange for the contribution of the Mandalay Bay real estate assets, the Operating Partnership received consideration of $2.1 billion, which was comprised of $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGM BREIT Venture, the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture, and the remainder in cash. Accordingly, the Company recorded the difference between the carrying value of the Mandalay Bay real estate assets of $2.3 billion and the consideration received of $2.1 billion, as well as the selling costs of $10.0 million, as a net loss on sale of assets of $193.1 million, which is reflected within property transactions, net.

The carrying value of real estate investments is as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Land	$3,431,228	$4,631,013
Buildings, building improvements, land improvements and integral equipment	7,426,639	9,293,483
	10,857,867	13,924,496
Less: Accumulated depreciation	(2,430,537)	(3,096,524)
	$8,427,330	$10,827,972

NOTE 4 — INVESTMENT IN UNCONSOLIDATED AFFILIATE

As of June 30, 2020, the Operating Partnership’s investment in unconsolidated affiliate was comprised of its 50.1% interest in MGP BREIT Venture. The Operating Partnership recorded its share of income of $25.5 million and $38.8 million for the three and six months ended June 30, 2020, respectively, as “Income from unconsolidated affiliate” in the condensed consolidated statements of operations. Additionally, the Operating Partnership received $23.1 million and $35.2 million in distributions from MGP BREIT Venture during the three and six months ended June 30, 2020, respectively.

Summarized results of operations of MGP BREIT Venture are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
	(in thousands)
Net revenues	$98,681	$149,118
Income from continuing operations	50,804	77,479
Net income	50,804	77,479

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

Rent under the lease consists of a “base rent” component and a “percentage rent” component. As of June 30, 2020, the base rent represents approximately 91% of the rent payments due under the lease and the percentage rent represents approximately 9% of the rent payments due under the lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the operating subsidiary sublessees of the tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the tenant and, without duplication, the operating subtenants, from the leased properties subject to the lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).
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
Straight-line rental revenues from the MGM-MGP Master Lease, which includes the lease incentive asset amortization, were $188.3 million and $391.8 million for the three and six months ended June 30, 2020 respectively and were $219.8 million and $416.7 million for the three and six months ended June 30, 2019, respectively. The Company also recognized revenue related to ground lease and other of $6.0 million and $12.1 million for the three and six months ended June 30, 2020, respectively, and $5.9 million and $12.5 million for the three and six months ended June 30, 2019, respectively.

Under the MGM-MGP Master Lease, future non-cancelable minimum rental cash payments, which are the payments under the initial 10-year term through April 30, 2026 and do not include the four five-year renewal options and, with respect to National Harbor, through August 31, 2024, are as follows as of June 30, 2020:

Year ending December 31,	(in thousands)
2020 (excluding the six months ended June 30, 2020)	$413,882
2021	839,012
2022	784,336
2023	764,861
2024	733,161
Thereafter	893,014
Total	$4,428,266

NOTE 6 — DEBT
Debt consists of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$—	$399,125
Senior secured term loan B facility	—	1,304,625
Senior secured revolving credit facility	200,000	—
5.625% senior notes, due 2024	1,050,000	1,050,000
4.625% senior notes, due 2025	800,000	—
4.50% senior notes, due 2026	500,000	500,000
5.75% senior notes, due 2027	750,000	750,000
4.50% senior notes, due 2028	350,000	350,000
	3,650,000	4,353,750
Less: Unamortized discount and debt issuance costs	(35,251)	(46,396)
	$3,614,749	$4,307,354
Operating Partnership credit agreement and bridge facility. At June 30, 2020, the Operating Partnership senior credit facility consisted of a $1.35 billion revolving credit facility. At June 30, 2020, $200.0 million was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 2.35%. In February 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee relating to the debt of the MGP BREIT Venture (refer to Note 11 for description of such guarantee), and permit the incurrence of the bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances made in connection with its November 2019 equity offering and from its “at-the-market offering” (“ATM”) program to pay off the outstanding balance of $399 million of its term loan A facility in full. The Operating Partnership incurred a loss on retirement of debt of $18.1 million recorded in “Other” in the condensed consolidated statements of operations. The Operating Partnership was in compliance with its financial covenants at June 30, 2020.
Refer to Note 7 for further discussion of the Company’s interest rate swap agreements.
Operating Partnership senior notes. In June 2020, the Operating Partnership issued $800 million in aggregate principal amount of 4.625% senior notes due 2025. The senior notes mature on June 15, 2025. Interest on the senior notes is payable on June 15 and December 15 of each year, commencing on December 15, 2020. The net proceeds from the offering were used in full to repay drawings under the Operating Partnership’s revolving credit facility.

Fair value of debt. The estimated fair value of the Operating Partnership’s debt was $3.7 billion at June 30, 2020 and $4.6 billion at December 31, 2019. Fair value was estimated using quoted market prices for the Operating Partnership’s senior notes and senior secured credit facility.
Deferred financing costs. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $2.2 million and $4.7 million during the three and six months ended June 30, 2020, respectively. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $3.2 million and $6.4 million during the three and six months ended June 30, 2019, respectively.

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

The interest rate swaps as of June 30, 2020 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Asset (Liability)	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$300,000	1.158%	(12,436)	September 6, 2019	December 31, 2024
400,000	2.252%	(56,682)	October 1, 2019	December 31, 2029
900,000	1.801%	(41,398)	November 30, 2021	December 31, 2024
$1,600,000		$(110,516)

Derivatives not designated as hedges:
$1,200,000	1.844%	(29,089)	May 3, 2017	November 30, 2021
$1,200,000		$(29,089)
		$(139,605)

The interest rate swaps as of December 31, 2019 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Asset (Liability)	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$600,000	1.902%	(4,106)	May 3, 2017	November 30, 2021
300,000	1.158%	6,529	September 6, 2019	December 31, 2024
400,000	2.252%	(18,743)	October 1, 2019	December 31, 2029
900,000	1.801%	(4,915)	November 30, 2021	December 31, 2024
$2,200,000		$(21,235)

Derivatives not designated as hedges:
$600,000	1.786%	(2,736)	May 3, 2017	November 30, 2021
$600,000		$(2,736)
		$(23,971)

As of June 30, 2020 and as of December 31, 2019, the Operating Partnership’s interest rate swaps that are in a liability position are recorded within accounts payable, accrued expenses, and other liabilities. As of December 31, 2019, the Operating Partnership’s interest rate swaps that are in an asset position are recorded within prepaid expenses and other assets.

Changes in the fair value of the interest rate swaps that do not qualify for hedge accounting are also reflected in earnings. For the three and six months ended June 30, 2020, the Operating Partnership recorded a $1.6 million gain and a $10.5 million loss, respectively, within gain (loss) on unhedged interest rate swaps, net on the accompanying income statement. There were no amounts recorded for unhedged interest rate swaps, net for the three and six months ended June 30, 2019 as all interest rate swaps were designated as hedges for such periods.

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

Operating Partnership capital. In connection with the Company’s settlement of 0.6 million of forward shares issued under the ATM program on February 12, 2020, the Operating Partnership issued 0.6 million Operating Partnership units to the Company. Additionally, in connection with the issuance of 12.0 million Class A shares by the Company under the forward sales agreements on February 11 through February 13, 2020, the Operating Partnership issued 12.0 million Operating Partnership units to the Company. As a result of these issuances, the Company’s indirect ownership percentage in the Operating Partnership increased from 36.3% to 38.8%.

On February 14, 2020, in connection with the Company’s registered sale of Class A shares to BREIT, the Operating Partnership issued 4.9 million Operating Partnership units to the Company and MGP’s indirect ownership percentage in the Operating Partnership increased from 38.8% to 39.7%.

On February 14, 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership issued 2.6 million Operating Partnership units to MGM and the Company’s indirect ownership percentage in the Operating Partnership decreased from 39.7% to 39.4%.

On May 18, 2020, in connection with the redemption waiver discussed in Note 1 and Note 2, the Operating Partnership redeemed 30.3 million Operating Partnership units from MGM for $700 million and the Company’s indirect ownership percentage in the Operating Partnership increased from 39.4% to 43.3%.

Accumulated Other Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) and all other non-shareholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive income (loss) are reported in the accompanying condensed consolidated statement of shareholders’ equity. The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2020:

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at March 31, 2020	$(42,757)	$(2,406)	$(45,163)
Other comprehensive loss before reclassifications	(15,339)	—	(15,339)
Amounts reclassified from accumulated other comprehensive loss to interest expense	7,948	—	7,948
Other comprehensive loss	(7,391)	—	(7,391)
Other changes in accumulated other comprehensive income (loss):
Partial redemption of temporary equity	—	(4,772)	(4,772)
Other	—	47	47
Changes in accumulated other comprehensive loss:	(7,391)	(4,725)	(12,116)
Less: Other comprehensive loss attributable to noncontrolling interest	4,380	—	4,380
Balance at June 30, 2020	$(45,768)	$(7,131)	$(52,899)

Balance at December 31, 2019	$(5,226)	$(1,819)	$(7,045)
Other comprehensive loss before reclassifications	(112,122)	—	(112,122)
Amounts reclassified from accumulated other comprehensive loss to interest expense	9,411	—	9,411
Other comprehensive loss	(102,711)	—	(102,711)
Other changes in accumulated other comprehensive income (loss):
Class A share issuances	—	(646)	(646)
Issuance of OP Units	—	59	59
Partial redemption of temporary equity	—	(4,772)	(4,772)
Other	—	47	47
Changes in accumulated other comprehensive loss:	(102,711)	(5,312)	(108,023)
Less: Other comprehensive loss attributable to noncontrolling interest	62,169	—	62,169
Balance at June 30, 2020	$(45,768)	$(7,131)	$(52,899)

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

On July 15, 2020, the Company paid a dividend of $0.4875 per Class A share upon receipt of its share of the Operating Partnership’s distribution of $0.4875 per unit made the same day.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share amounts)
Numerator:
Income (loss) from continuing operations, net of tax	$97,025	$67,769	$(28,297)	$117,917
Less: (Income) loss from continuing operations attributable to noncontrolling interest	(56,009)	(45,911)	19,565	(80,886)
Less: Adjustment related to redeemable noncontrolling interests	(1,232)	—	(1,232)	—
Income (loss) from continuing operations attributable to Class A shares - basic and diluted	39,784	21,858	(9,964)	37,031
Income from discontinued operations, net of tax	—	—	—	16,216
Less: Income from discontinued operations attributable to noncontrolling interest	—	—	—	(11,434)
Income from discontinued operations attributable to Class A shares - basic and diluted	—	—	—	4,782
Net income (loss) attributable to Class A shares - basic and diluted	$39,784	$21,858	$(9,964)	$41,813
Denominator:
Weighted average Class A shares outstanding - basic	131,526,763	91,011,559	127,380,566	87,544,627
Effect of dilutive shares for diluted net income per Class A share (1)	110,255	196,839	—	228,087
Weighted average Class A shares outstanding - diluted	131,637,018	91,208,398	127,380,566	87,772,714
(1) 0.1 million and 0.3 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the three and six months ended June 30, 2020, respectively. No shares related to outstanding share-based compensation awards were excluded due to being antidilutive for both the three and six months ended June 30, 2019.
(2) Diluted net income per Class A share does not assume conversion of the Operating Partnership units held by MGM as such conversion would be antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share amounts)
Numerator:
Income (loss) from continuing operations, net of tax	$97,025	$67,769	$(28,297)	$117,917
Less: Adjustment related to redeemable capital	(1,232)	—	(1,232)	—
Income (loss) from continuing operations, net of tax - basic and diluted	95,793	67,769	(29,529)	117,917
Income from discontinued operations, net of tax - basic and diluted	—	—	—	16,216
Net income (loss) - basic and diluted	$95,793	$67,769	$(29,529)	134,133
Denominator:
Weighted average Operating Partnership units outstanding - basic	319,188,801	290,714,102	321,736,879	289,537,067
Effect of dilutive shares for diluted net income per Operating Partnership unit (1)	110,255	196,839	—	228,087
Weighted average Operating Partnership units outstanding - diluted	319,299,056	290,910,941	321,736,879	289,765,154
(1) 0.1 million and 0.3 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the three and six months ended June 30, 2020, respectively. No shares related to outstanding share-based compensation awards were excluded due to being antidilutive for both the three and six months ended June 30, 2019.
NOTE 11 — COMMITMENTS AND CONTINGENCIES

Litigation. In the ordinary course of business, from time to time, the Company expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial position, results of operations, or cash flows.

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

Also, on January 14, 2020, the Operating Partnership, MGP, and MGM entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to MGM in connection with MGM exercising its right to require the Operating Partnership to redeem the Operating Partnership units it holds. The waiver provides that the units will be purchased at a price per unit equal to a 3% discount to the applicable cash amount as calculated in accordance with the operating agreement. The waiver was effective upon closing of the transaction on February 14, 2020 and terminates on the earlier of 24 months following the closing of the MGP BREIT Venture Transaction and MGM receiving cash proceeds of $1.4 billion as consideration for the redemption of its Operating Partnership units. On May 18, 2020, the Operating Partnership redeemed 30.3 million of Operating Partnership units held by MGM for $700 million.
Additionally, we expect to grow our portfolio through acquisitions with third parties and with MGM. In pursuing external growth initiatives, we will generally seek to acquire properties that can generate stable rental revenue through long-term, triple-net leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions.
As of June 30, 2020, our portfolio, including the MGP BREIT Venture, consisted of twelve premier destination resorts in Las Vegas and elsewhere across the United States, MGM Northfield Park in Northfield, Ohio, Empire Resort Casino in Yonkers, New York, as well as a retail and entertainment district, The Park in Las Vegas.
COVID-19 Update
The COVID-19 pandemic has not had a material impact on our operations; however, we cannot estimate the duration of the pandemic and potential impact on our business if certain of our properties remain closed, if our re-opened properties will be required to close again, or if the tenant is otherwise unable or unwilling to make rental payments. For further information regarding the potential impact of COVID-19 on our operations, refer to “Liquidity and Capital Resources” below as well as “Risk Factors” in Part II, Item 1A of this report.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total Revenues	$194,342	$225,759	$403,912	$429,182
Total Expenses	68,348	89,731	336,875	180,996
Income (loss) from continuing operations, net of tax	97,025	67,769	(28,297)	117,917
Income from discontinued operations, net of tax	—	—	—	16,216
Net income (loss)	97,025	67,769	(28,297)	134,133
Net income (loss) attributable to Class A shareholders	41,016	21,858	(8,732)	41,813
Revenues

Rental revenue. Rental revenues, including ground lease and other, for the three months ended June 30, 2020 and 2019 were $194.3 million and $225.8 million, respectively. Rental revenues, including ground lease and other, for the six months ended June 30, 2020 and 2019 were $403.9 million and $429.2 million, respectively. The $31.4 million, or 13.9%, decrease for the quarterly period and the $25.3 million, or 5.9%, decrease for the year-to-date period were both due primarily to a decrease in rental revenues as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease relating to the MGP BREIT Venture Transaction in February 2020.

Expenses
Depreciation. Depreciation expense for the three months ended June 30, 2020 and 2019 was $58.4 million and $79.5 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $120.5 million and $151.1 million, respectively. The $21.1 million, or 26.6%, decrease for the quarterly period and the $30.7 million, or 20.3%, decrease for the year-to-date period were both primarily due to the contribution of Mandalay Bay to the MGP BREIT Venture in February 2020.
Property transactions, net. Property transactions, net for the three months ended June 30, 2020 and 2019 were $(0.1) million and $0.3 million, respectively. Property transactions, net for the six months ended June 30, 2020 and 2019 were $195.0 million and $1.4 million, respectively. The increase is primarily due to the loss on sale of the Mandalay Bay real estate assets of $193.1 million which was comprised of the difference between the carrying value of the Mandalay Bay real estate assets of $2.3 billion and the consideration received of $2.1 billion, as well as the selling costs of $10.0 million.
Ground lease expense. Ground lease expense for each of the three months ended June 30, 2020 and 2019 was $5.9 million. Ground lease expense for each of the six months ended June 30, 2020 and 2019 was $11.8 million.
Acquisition-related expenses. Acquisition-related expenses for the three months ended June 30, 2020 and 2019 were $0.4 million and $0.3 million, respectively. Acquisition-related expenses for the six months ended June 30, 2020 and 2019 were $1.0 million and $8.8 million, respectively. The $7.8 million, or 88.9%, decrease is primarily due to expenses incurred relating to the Empire City acquisition in 2019, slightly offset by expenses incurred relating to the MGP BREIT Venture Transaction in February 2020.
General and administrative expenses. General and administrative expenses for each of the three months ended June 30, 2020 and 2019 were $3.7 million. General and administrative expenses for the six months ended June 30, 2020 and 2019 were $8.6 million and $7.8 million, respectively. The $0.8 million, or 10.0%, increase for the year-to-date period was primarily due to an increase in corporate support services.

Other Expenses
Income from unconsolidated affiliate. Income from unconsolidated affiliate for the three and six months ended June 30, 2020 was $25.5 million and $38.8 million, respectively, and is attributable to income from our investment in MGP BREIT Venture. There was no income from unconsolidated affiliate for the three and six months ended June 30, 2019.
Other expenses, excluding income from unconsolidated affiliate, for the three months ended June 30, 2020 and 2019 were $51.9 million and $64.2 million, respectively. The $12.3 million, or 19.2%, decrease for the quarterly period was primarily due to the repayment of our term loan A and term loan B facilities in February 2020, partially offset by our issuance of the $800 million 4.625% senior notes due 2025 in June 2020. Other expenses, excluding income from unconsolidated affiliate, for the six months ended June 30, 2020 and 2019 were $130.5 million and $126.5 million, respectively. The $4.0 million, or 3.2%, increase was primarily related to a net loss on unhedged interest rate swaps of $10.5 million and a loss on retirement of debt of $18.1 million relating to our repayment of the term loan A and term loan B facilities, partially offset by a decrease in interest expense which was due to the repayment of our term loan A and term loan B facilities in February 2020.

Discontinued Operations

Income from discontinued operations, net of tax for the six months ended June 30, 2019 was $16.2 million and is attributable to the operations of MGM Northfield Park, which was transferred to a subsidiary of MGM in April 2019. There was no income from discontinued operations, net of tax for the three and six months ended June 30, 2020 or the three months ended June 30, 2019.

Provision for Income Taxes

Our effective tax rate was a provision of 2.5% on income from continuing operations for the three months ended June 30, 2020 compared to a provision of 5.6% in the prior year quarter. Our effective tax rate was a provision of 14.7% on loss from continuing operations for the six months ended June 30, 2020 compared to a provision of 3.1% on income from continuing operations in the prior year period. The effective tax rate in the three and six months ended June 30, 2020 was impacted by the loss resulting from the MGP BREIT Venture Transaction, which provides no federal or state income tax benefit due to our REIT status, while the effective tax rate in the three and six months ended June 30, 2019 was impacted by tax consequences related to the liquidation of the taxable REIT subsidiary that had owned MGM Northfield Park prior to transferring the operations to MGM Resorts in April 2019. Refer to Note 2 of the accompanying financial statements for additional discussion regarding income taxes.

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

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs and cash flow hedges; our share of amortization of financing costs of our unconsolidated affiliate; non-cash compensation expense; straight-line rental revenue (which is defined as the difference between contractual rent and cash rent payments, excluding lease incentive asset amortization); our share of straight-line rental revenues of our unconsolidated affiliate; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; loss on unhedged interest rate swaps, net; provision for income taxes related to the REIT; our share of provision for income taxes of our unconsolidated affiliate; and other, net - discontinued operations.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net); depreciation; our share of depreciation of our unconsolidated affiliate; amortization of financing costs and cash flow hedges; our share of amortization of financing costs of our unconsolidated affiliate; non-cash compensation expense; straight-line rent; our share of straight-line rental revenues of our unconsolidated affiliate; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; loss on unhedged interest rate swaps, net; our share of provision for income taxes of our unconsolidated affiliate; other, net - discontinued operations; interest income; interest expense (including amortization of financing costs and cash flow hedges); our share of interest expense (including amortization of financing costs) of our unconsolidated affiliate; and provision for income taxes.

FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA are supplemental performance measures that have not been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) that management believes are useful to investors in comparing operating and financial results between periods. Management believes that this is especially true since these measures exclude depreciation expense and management believes that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes such a presentation also provides investors with a meaningful measure of the Company’s operating results in comparison to the operating results of other REITs. Adjusted EBITDA is useful to investors to further supplement AFFO and FFO and to provide investors a performance metric which excludes interest expense. In addition to non-cash items, the Company adjusts AFFO and Adjusted EBITDA for acquisition-related expenses. While we do not label these expenses as non-recurring, infrequent or unusual, management believes that it is helpful to adjust for these expenses when they do occur to allow for comparability of results between periods because each acquisition is (and will be) of varying size and complexity and may involve different types of expenses depending on the type of property being acquired and from whom.

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

The following table provides a reconciliation of the Company’s consolidated net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss) (1)	$97,025	$67,769	$(28,297)	$134,133
Depreciation (2)	58,405	79,543	120,452	151,105
Share of depreciation of unconsolidated affiliate	10,578	—	15,897	—
Property transactions, net	(66)	310	194,990	1,423
Funds From Operations	165,942	147,622	303,042	286,661
Amortization of financing costs and cash flow hedges	3,829	3,366	7,093	6,647
Share of amortization of financing costs of unconsolidated affiliate	64	—	97	—
Non-cash compensation expense	603	524	1,357	1,089
Straight-line rental revenues, excluding lease incentive asset	13,633	11,664	24,414	18,119
Share of straight-line rental revenues of unconsolidated affiliate	(12,866)	—	(19,218)	—
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	4,627	4,753	9,254	5,218
Acquisition-related expenses	358	267	980	8,799
Non-cash ground lease rent, net	258	259	518	519
Other expenses	413	363	18,781	500
(Gain) loss on unhedged interest rate swaps, net	(1,588)	—	10,532	—
Provision (benefit) for income taxes - REIT	2,499	4,021	3,632	3,792
Share of provision for income taxes of unconsolidated affiliate	(47)	—	—	—
Other, net - discontinued operations	—	—	—	3,707
Adjusted Funds From Operations	177,725	172,839	360,482	335,051
Interest income (1)	(2,279)	(102)	(3,370)	(1,948)
Interest expense (1)	55,377	63,977	104,575	127,925
Share of interest expense of unconsolidated affiliate	13,418	—	19,941	—
Amortization of financing costs and cash flow hedges	(3,829)	(3,366)	(7,093)	(6,647)
Share of amortization of financing costs of unconsolidated affiliate	(64)	—	(97)	—
Provision for income taxes - discontinued operations	—	—	—	2,890
Adjusted EBITDA	$240,348	$233,348	$474,438	$457,271
(1) Net income, interest income and interest expense are net of intercompany interest eliminations of $5.6 million for the six months ended June 30, 2019.
(2) Includes depreciation on Mandalay Bay real estate assets for the three and six month periods ending June 30, 2019 and for the six month period ending June 30, 2020..

Guarantor Financial Information

As of June 30, 2020, all of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. The Operating Partnership’s principal debt arrangements are guaranteed by each of its wholly owned subsidiaries except for MGP JV INVESTCO 1 LLC, the entity holding the 50.1% interest in the MGP BREIT Venture, and, with respect to the Operating Partnership’s senior notes, MGP Finance Co-Issuer, Inc., the co-issuer of the senior notes, and certain other subsidiaries whose guarantees are subject to gaming approval, unless and until such approval is obtained. The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guaranty the principal indebtedness. In addition, the obligations of each subsidiary guarantor under its guarantee is limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

The summarized financial information of the Operating Partnership and its guarantor subsidiaries, on a combined basis, is presented below:

	June 30, 2020	December 31, 2019
Balance Sheet	(in thousands)
Real estate investments, net	$8,427,330	$10,827,972
Other assets	1,590,589	1,082,300
Debt, net	3,614,749	4,307,354
Other liabilities	839,307	704,906
Redeemable capital	700,000	—

Six Months Ended
June 30, 2020
Income Statement	(in thousands)
Total revenues	$403,912
Loss from continuing operations, net of tax	(67,114)
Net loss	(67,114)

Liquidity and Capital Resources

Rental revenues received under the MGM-MGP Master Lease and distributions from the MGP BREIT Venture are our primary sources of cash from operations and are dependent on the tenant’s ability to pay rent and the MGP BREIT Venture’s ability to pay distributions. As of the date of this filing, most of the properties in our portfolio, including those held by the MGP BREIT Venture, that had closed to the public pursuant to state and local government requirements as a result of the unprecedented public health crisis resulting from the COVID-19 pandemic, are now re-opened with limited amenities. As a result of the foregoing, certain of our properties that remain closed are effectively generating no revenue for the tenant and those properties that have re-opened are generating revenues that are significantly lower than historical results. In addition, while certain properties have been able to re-open, such properties may be subject to temporary, complete, or partial shutdowns in the future due to COVID-19 related concerns. Despite the aforementioned uncertainties and as it relates to the impact of the COVID-19 pandemic, our and MGP BREIT Venture’s tenants continue to make rental payments in full and on time and we believe the tenants’ liquidity positions are sufficient to cover their expected rental obligations for the foreseeable future. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if certain of our properties remain closed, if our re-opened properties will be required to close again, or if the tenants (or guarantor) are otherwise unable or unwilling to make rental payments. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of dividends and distributions on its Class A shares, and its principal source of funding for these dividends and distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to MGP and MGM. Additionally, in connection with the waiver agreement, MGM may redeem up to an additional $700 million of its Operating Partnership units for cash. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $725.9 million in cash and cash equivalents held by the Operating Partnership as of June 30, 2020, expected cash flows from operations, and $1.2 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of June 30, 2020. See Note 6 to the accompanying financial statements for a description of our principal debt arrangements.
Summary of Cash Flows
Net cash provided by operating activities for the six months ended June 30, 2020 was $358.0 million compared to net cash used in operating activity of $244.0 million for the six months ended June 30, 2019. The change was primarily due to the cash lease incentive of $605.6 million paid to a subsidiary of MGM in connection with the Park MGM transaction in March 2019 as well as a decrease in annual cash rental payments of $133 million as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease. This was partially offset by the 2% fixed annual rent escalator at the beginning of the fifth lease year on April 1, 2020 which increased the annual cash rental payments by $14.7 million, the Empire City transaction in January 2019 which increased the annual cash rental payments by $50.0 million, the Park MGM transaction in May 2019 which increased annual cash rental payments by $50.0 million, and the Northfield real estate assets being added to the MGM-MGP Master Lease in April 2019 which increased annual cash rental payments by $60.0 million.
Net cash provided by investing activities for the six months ended June 30, 2020 was $58.6 million related to the net cash proceeds from the MGP BREIT Venture Transaction. There was $3.8 million net cash provided by investing activities for the six months ended June 30, 2019 which related to proceeds from the Northfield OpCo transaction.
Net cash provided by financing activities for the six months ended June 30, 2020 was $107.2 million, which was primarily attributable to our net $200.0 million draw on our revolving credit facility; $1.3 billion in proceeds from the issuance of the bridge loan facility, which was used to repay the Operating Partnership’s $1.3 billion outstanding term loan B facility in full, which was then assumed by the MGP BREIT Venture; net proceeds of $374.6 million for our issuance of 12.6 million Class A shares from the settlement of forward equity agreements, which was used to repay the Operating Partnership’s $399 million outstanding term loan A facility; our issuance of 4.9 million Class A shares to MGP BREIT for which we received net proceeds of $150.0 million; and our issuance of $800 million in aggregate principal amount of 4.625% senior notes due 2025 which we used to repay $800 million on our revolving credit facility; offset by the payments of our $305.8 million of distributions and dividends, and the redemption of $700 million of Operating Partnership units held by MGM. Net cash provided by financing activities for the six months ended June 30, 2019 was $289.8 million which was primarily attributable to our issuance of $750 million in aggregate principal amount of 5.75% senior notes due 2027, our offering of 19.6 million Class A shares in a registered public offering for which we received net proceeds of $548.4 million, and our offering of 2.1 million Class A shares under our “at-the-market” (“ATM”) equity distribution program for which we received net proceeds of $64.9 million, partially offset by our net repayments on our revolver of $550.0 million, our repayment of approximately $246.0 million of assumed indebtedness from the Empire City transaction, and our payment of $258.3 million of distributions and dividends.
Net cash used in operating, financing and investing activities for our discontinued operations for the six months ended June 30, 2019 was $22.3 million and was entirely due to the operations of MGM Northfield Park, which was transferred to a subsidiary of MGM in April 2019. There were no cash flows from discontinued operations for the six months ended June 30, 2020.
Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP within the three months ended June 30, 2020 and June 30, 2019. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date

2020
March 13, 2020	March 31, 2020	$0.4750	April 15, 2020
June 15, 2020	June 30, 2020	$0.4875	July 15, 2020
2019
March 15, 2019	March 29, 2019	$0.4650	April 15, 2019
June 14, 2019	June 28, 2019	$0.4675	July 15, 2019

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
At-the-Market Program
Our ATM program allows us to offer and sell up to an aggregate sales price of $300 million of our Class A shares through our sales agents at prevailing market prices of agreed-upon prices. During the six months ended June 30, 2020, we issued 0.6 million Class A shares pursuant to our ATM program upon settlements of forward confirmations initially entered into in October 2019, for which we received net proceeds of approximately $18.7 million.
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

To manage our exposure to changes in LIBOR rates, as of June 30, 2020, we have effective interest rate swap agreements where the Company pays a weighted average fixed rate of 1.821% on a total notional amount of $1.9 billion. Additionally, we have $900 million of notional amount of forward starting swaps that are not currently effective.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of June 30, 2020, long-term variable rate borrowings excluding impact from our swap agreements, represented approximately 5.5% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $2.0 million based on gross amounts outstanding at June 30, 2020 and not taking into account the interest rate swap agreements currently effective. The following table provides information about the maturities of our long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

	Debt maturing in							Fair Value June 30,
	2020	2021	2022	2023	2024	Thereafter	Total	2020
	(in millions)
Fixed rate	$—	$—	$—	$—	$1,050.0	$2,400.0	$3,450.0	$3,457.0
Average interest rate	N/A	N/A	N/A	N/A	5.625%	4.932%	5.143%
Variable rate	$—	$—	$—	$200.0	$—	$—	$200.0	$200.0
Average interest rate	N/A	N/A	N/A	2.354%	N/A	N/A	2.354%

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•The fact that as a result of the COVID-19 pandemic, certain of the properties we lease to MGM are currently closed to the public and we are unable to predict when such properties will re-open, and any leased properties that are open are only offering limited amenities.
•We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a significant adverse effect on MGM’s business, financial position or results of operations (including the continuing effects of the COVID-19 pandemic) could have a material adverse effect on our business, financial position, results of operations, or cash flows.
•We depend on our properties leased to MGM for substantially all of our anticipated cash flows (including the properties held by the MGP BREIT Venture).
•We, or the MGP BREIT Venture, as applicable, may not be able to re-lease the properties following the expiration or termination of the lease.
•MGP’s sole material assets are Operating Partnership units representing 43.3% of the ownership interests in the Operating Partnership, as of June 30, 2020, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.
•Our ability to sell our properties is restricted by the terms of the leases or may otherwise be limited.
•We will have future capital needs and may not be able to obtain additional financing on acceptable terms.
•Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position, results of operations, or cash flows.
•Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.
•We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position, results of operations, or cash flows.
•Because a significant number of our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a company that is more geographically diversified.
•Our pursuit of investments in, and acquisitions or development of, additional properties (including our rights of first offer with respect to MGM Springfield and with respect to any future gaming developments by MGM on the undeveloped land adjacent to Empire City) may be unsuccessful or fail to meet our expectations.
•We may face extensive regulation from gaming and other regulatory authorities, and our operating agreement provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.
•Required regulatory approvals can delay or prohibit future leases or transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.
•Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders.
•Our dividend yield could be reduced if we were to sell any of our properties in the future.
•There can be no assurance that we will be able to make distributions to our Operating Partnership unitholders and Class A shareholders or maintain our anticipated level of distributions over time.
•An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of our Class A shares.
•We are controlled by MGM, whose interests in our business may conflict with ours or yours.
•We are dependent on MGM for the provision of administration services to our operations and assets.

•MGM’s historical results may not be a reliable indicator of its future results.
•Our operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our directors, officers and others.
•If MGM engages in the same type of business we conduct, our ability to successfully operate and expand our business may be hampered.
•The MGM-MGP Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction.
•In the event of a bankruptcy of the MGM-MGP Master Lease’s tenant, a bankruptcy court may determine that the MGM-MGP Master Lease is not a single lease but rather multiple severable leases, each of which can be assumed or rejected independently, in which case underperforming leases related to properties we own that are subject to the MGM-MGP Master Lease could be rejected by the tenant while tenant-favorable leases are allowed to remain in place.
•MGM may undergo a change of control without the consent of us or of our shareholders.
•If MGP or the MGP BREIT Venture fails to remain qualified to be taxed as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial position, results of operations, or cash flows.
•Legislative or other actions affecting REITs could have a negative effect on us.
•The anticipated benefits of our prior, anticipated and future investments and acquisitions, including our investment in MGP BREIT Venture, may not be realized fully and may take longer to realize than expected.
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

Item 4. Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2020, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as discussed below, there have been no material changes from the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.

Although certain of our properties have re-opened to the public, and others are expected to re-open in the near term, we are unable to predict when the remaining properties will re-open, the length of time it will take for the re-opened properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic. As of the date of this filing, most of the properties in our portfolio, including those held by the MGP BREIT Venture, have re-opened to the public. At this time, amenities at the re-opened properties are limited, which limits we expect will continue in the near term. As a result of the foregoing, certain of our properties that remain closed are effectively generating no revenue for the tenant and those properties that have re-opened are generating revenues that are significantly lower than historical results. In addition, while certain properties have been able to re-open, such properties may be subject to temporary, complete or partial shutdowns in the future due to COVID-19 related concerns. In addition, our and MGP BREIT Venture’s tenants have implemented certain measures to mitigate the spread of COVID-19, including limits on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection and other measures to enforce social distancing. We expect that our and MGP BREIT Venture’s tenants have seen, and will continue to see, weakened demand in light of continued domestic and international travel restrictions or warnings, consumer fears, reduced consumer discretionary spending and general economic uncertainty.

If our or MGP BREIT Venture’s tenants (or subtenants) were to experience a material adverse effect on their business, financial position, liquidity or results of operations, our business, financial position, results of operations, or cash flows could also be materially adversely affected. Under the terms of our and MGP BREIT Venture’s leases, tenants are still required to pay rent even though operations at the properties have ceased or are at significantly reduced levels. Should the tenants be unable or unwilling to continue to satisfy their respective rental obligations under the leases, and if MGM is unable or unwilling to make payments under certain guarantees of rental income it has provided us and the MGP BREIT Venture, although our tenants would be in default under the leases, we may be limited in our ability to enforce our rights under such leases. The inability or unwillingness of the tenants to meet their rental obligations (or MGM to meet its guarantee obligation) or other obligations under the leases, including capital expenditure requirements, could have a significant adverse effect on our business, financial position, results of operations, or cash flows, including our ability to pay distributions to our shareholders as required to maintain our status as a REIT or to satisfy our obligations under the terms of the agreements governing our long-term indebtedness, including the notes. In addition, should there be a default under the leases, there can be no assurance that we or MGP BREIT Venture would be able to contract with other lessees on similar terms as the leases or at all.

Furthermore, the COVID-19 pandemic may also limit MGM’s ability to access debt and equity capital markets on attractive terms or at all, which could affect our and MGP BREIT Venture’s tenants’ ability to fund business operations and make payments under any of their financial commitments (including with respect to the leases) on a timely basis or at all, and such inability to fund business operations or make payments under such financial commitments could have a material adverse effect on our business, financial position, results of operations, or cash flows.

The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic will have on our and our tenant’s business. However, the continued adverse impact of the pandemic on financial, economic and capital markets, and the potential for further material deterioration of such markets as the COVID-19 pandemic continues, present material uncertainty and risk with respect to our performance, financial condition, liquidity, results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects our business, financial position, results of operations, or cash flows, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section (including those described in our and MGP’s most recent combined Annual Report on Form 10-K (including any amendments thereto)), such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Operating Partnership redeemed 30.3 million Operating Partnership units from a subsidiary of MGM on May 18, 2020 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were redeemed for a price per unit equal to $23.10249 pursuant to a waiver agreement. As of June 30, 2020, MGM has $700 million remaining to redeem under the waiver agreement, which requires the Operating Partnership to redeem up to $1.4 billion of Operating Partnership units held by MGM for cash through February 14, 2022.

Item 6. Exhibits

4.1
Indenture, dated as of June 5, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 5, 2020)

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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL.

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

MGM Growth Properties LLC

Date: August 4, 2020	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2020		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: August 4, 2020	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2020		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)