Form 10-Q
period 2020-09-30
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2020-11-02
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

MGM Growth Properties LLC     Yes ☐ No  ☒
MGM Growth Properties Operating Partnership LP      Yes ☐ No  ☒

As of October 29, 2020, 131,455,410 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust (“REIT”), and the owner of the sole general partner of the Operating Partnership. As of September 30, 2020, MGP owned approximately 43.3% of the Operating Partnership units, each such unit representing limited partnership interests in the Operating Partnership (“Operating Partnership units”). The remaining approximately 56.7% of the Operating Partnership’s units are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate investments, net	$8,369,090	$10,827,972
Lease incentive asset	512,166	527,181
Investment in unconsolidated affiliate	807,936	—
Cash and cash equivalents	655,169	202,101
Prepaid expenses and other assets	26,537	31,485
Above market lease, asset	40,260	41,440
Operating lease right-of-use assets	280,430	280,093
Total assets	$10,691,588	$11,910,272

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$3,516,477	$4,307,354
Due to MGM Resorts International and affiliates	275	774
Accounts payable, accrued expenses and other liabilities	139,606	37,421
Accrued interest	50,753	42,904
Dividend and distribution payable	147,941	147,349
Deferred revenue	143,505	108,593
Deferred income taxes, net	29,909	29,909
Operating lease liabilities	340,106	337,956
Total liabilities	4,368,572	5,012,260
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	700,000	—
Shareholders' equity
Class A shares*: no par value, 1,000,000,000 shares authorized, 131,455,410 and 113,806,820 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	2,970,905	2,766,325
Accumulated deficit	(400,294)	(244,381)
Accumulated other comprehensive loss	(52,583)	(7,045)
Total Class A shareholders' equity	2,518,028	2,514,899
Noncontrolling interest	3,104,988	4,383,113
Total shareholders' equity	5,623,016	6,898,012
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$10,691,588	$11,910,272
(*) Reflects all Class A shares outstanding. See Note 2 for discussion of redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$188,303	$219,847	$580,138	$636,575
Ground lease and other	6,039	6,164	18,116	18,618
Total Revenues	194,342	226,011	598,254	655,193

Expenses
Depreciation	58,240	71,957	178,692	223,062
Property transactions, net	—	9,921	194,990	11,344
Ground lease expense	5,920	5,920	17,760	17,760
Acquisition-related expenses	—	92	980	8,891
General and administrative	3,476	4,476	12,089	12,305
Total Expenses	67,636	92,366	404,511	273,362

Other income (expense)
Income from unconsolidated affiliate	25,210	—	64,026	—
Interest income	533	241	3,903	2,189
Interest expense	(59,974)	(63,048)	(164,549)	(190,973)
Gain (loss) on unhedged interest rate swaps, net	7,701	—	(2,831)	—
Other	(36)	(306)	(18,817)	(806)
	(26,566)	(63,113)	(118,268)	(189,590)
Income from continuing operations before income taxes	100,140	70,532	75,475	192,241
Provision for income taxes	(2,732)	(1,979)	(6,364)	(5,771)
Income from continuing operations, net of tax	97,408	68,553	69,111	186,470
Income from discontinued operations, net of tax	—	—	—	16,216
Net income	97,408	68,553	69,111	202,686
Less: Net income attributable to noncontrolling interest	(54,030)	(46,038)	(34,465)	(138,358)
Net income attributable to Class A shareholders	$43,378	$22,515	$34,646	$64,328

Weighted average Class A shares outstanding:
Basic	131,567,362	93,165,443	128,788,161	89,440,552
Diluted	131,699,969	93,322,940	128,935,079	89,645,109

Per Class A share data
Income from continuing operations per Class A share (basic)	$0.34	$0.24	$0.27	$0.67
Income from discontinued operations per Class A share (basic)	—	—	—	0.05
Earnings per Class A share (basic)	$0.34	$0.24	$0.27	$0.72

Income from continuing operations per Class A share (diluted)	$0.34	$0.24	$0.27	$0.67
Income from discontinued operations per Class A share (diluted)	—	—	—	0.05
Earnings per Class A share (diluted)	$0.34	$0.24	$0.27	$0.72
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$97,408	$68,553	$69,111	$202,686
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges	729	(19,270)	(101,982)	(65,657)
Other comprehensive income (loss)	729	(19,270)	(101,982)	(65,657)
Comprehensive income (loss)	98,137	49,283	(32,871)	137,029
Less: Comprehensive (income) loss attributable to noncontrolling interests	(54,443)	(33,001)	27,291	(93,298)
Comprehensive income (loss) attributable to Class A shareholders	$43,694	$16,282	$(5,580)	$43,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$69,111	$202,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net	—	(16,216)
Depreciation	178,692	223,062
Property transactions, net	194,990	11,344
Amortization of deferred financing costs and debt discount	7,314	9,602
Loss on retirement of debt	18,129	—
Non-cash ground lease, net	778	778
Deemed contributions - tax sharing agreement	6,364	5,599
Straight-line rental revenues, excluding amortization of lease incentive asset	38,046	29,783
Amortization of deferred revenue on non-normal tenant improvements	(1,134)	(1,636)
Loss on unhedged interest rate swaps, net	2,831	—
Share-based compensation	1,996	1,608
Deferred income taxes	—	(3,913)
Amortization of lease incentive asset	15,015	11,355
Income from unconsolidated affiliate	(64,026)	—
Distributions from unconsolidated affiliate	58,090	—
Park MGM transaction	—	(605,625)
Distributions received from discontinued operations and other	—	40,165
Change in operating assets and liabilities:
Prepaid expenses and other assets	1,003	(659)
Due to MGM Resorts International and affiliates	(499)	71
Accounts payable, accrued expenses and other liabilities	628	(3,832)
Accrued interest	7,849	11,311
Net cash provided by (used in) operating activities - continuing operations	535,177	(84,517)
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	58,615	—
Proceeds from Northfield OpCo transaction	—	3,779
Net cash provided by investing activities - continuing operations	58,615	3,779
Cash flows from financing activities
Net repayments under bank credit facility	(1,603,750)	(566,813)
Proceeds from issuance of bridge loan facility	1,304,625	—
Proceeds from issuance of debt	800,000	750,000
Deferred financing costs	(11,307)	(9,983)
Repayment of assumed debt and bridge facilities	—	(245,950)
Proceeds from issuance of Class A shares, net	524,616	699,362
Redemption of Operating Partnership units	(700,000)	—
Dividends and distributions paid	(453,778)	(395,005)
Other	(1,130)	(1,342)
Net cash provided by (used in) financing activities - continuing operations	(140,724)	230,269

Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	15,591
Cash flows used in investing activities, net	—	(12)
Cash flows used in financing activities, net	—	(37,900)
Net cash used in discontinued operations	—	(22,321)

Change in cash and cash equivalents classified as assets held for sale	—	(22,321)

Cash and cash equivalents
Net increase for the period	453,068	149,531
Balance, beginning of period	202,101	3,995
Balance, end of period	$655,169	$153,526
Supplemental cash flow disclosures
Interest paid	$143,604	$169,646
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$147,941	$138,730
Empire City transaction assets acquired	$—	$625,000
Redemption of Operating Partnership units relating to Northfield OpCo transaction	$—	$301,373
Investment in MGP BREIT Venture	$802,000	$—
MGP BREIT Venture assumption of bridge loan facility	$1,304,625	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at June 30, 2020	131,455	$—	$2,987,682	$(379,587)	$(52,899)	$2,555,196	$3,114,250	$5,669,446
Net income*	—	—	—	43,378	—	43,378	45,871	89,249
Reclassification and remeasurements of temporary equity*	—	—	(17,055)	—	—	(17,055)	13,575	(3,480)
Cash flow hedges*	—	—	—	—	316	316	308	624
Share-based compensation*	—	—	277	—	—	277	308	585
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	2,335	2,335
Dividends and distributions declared ($0.4875 per Class A share)*	—	—	—	(64,085)	—	(64,085)	(71,660)	(135,745)
Other*	—	—	1	—	—	1	1	2
Balance at September 30, 2020	131,455	$—	$2,970,905	$(400,294)	$(52,583)	$2,518,028	$3,104,988	$5,623,016
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2020	113,807	$—	$2,766,325	$(244,381)	$(7,045)	$2,514,899	$4,383,113	$6,898,012
Net income*	—	—	—	34,646	—	34,646	27,865	62,511
Issuance of Class A shares*	17,524	—	443,363	—	(646)	442,717	63,481	506,198
MGP BREIT Venture Transaction*	—	—	8,228	—	59	8,287	55,617	63,904
Partial redemption of temporary equity*	—	—	(15,260)	—	(4,772)	(20,032)	12,500	(7,532)
Reclassification and remeasurements of temporary equity*	—	—	(233,913)	—	—	(233,913)	(1,177,617)	(1,411,530)
Cash flow hedges*	—	—	—	—	(40,226)	(40,226)	(47,799)	(88,025)
Share-based compensation*	—	—	816	—	—	816	933	1,749
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	5,317	5,317
Dividends and distributions declared ($1.4500 per share)*	—	—	—	(190,559)	—	(190,559)	(216,924)	(407,483)
Other*	124	—	1,346	—	47	1,393	(1,498)	(105)
Balance at September 30, 2020	131,455	$—	$2,970,905	$(400,294)	$(52,583)	$2,518,028	$3,104,988	$5,623,016
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at June 30, 2019	92,639	$—	$2,237,385	$(194,469)	$(9,696)	$2,033,220	$4,353,312	$6,386,532
Net income	—	—	—	22,515	—	22,515	46,038	68,553
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	1,979	1,979
Dividends and distributions declared $0.4700 per Class A share)	—	—	—	(44,870)	—	(44,870)	(93,860)	(138,730)
Issuance of Class A shares	2,829	—	70,338	—	(200)	70,138	15,925	86,063
Share-based compensation	—	—	166	—	—	166	353	519
Cash flow hedges	—	—	—	—	(6,233)	(6,233)	(13,037)	(19,270)
Other	—	—	(426)	—	—	(426)	(916)	(1,342)
Balance at September 30, 2019	95,468	$—	$2,307,463	$(216,824)	$(16,129)	$2,074,510	$4,309,794	$6,384,304

	Class A Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2019	70,911	$—	$1,712,671	$(150,908)	$4,208	$1,565,971	$4,279,535	$5,845,506
Net income	—	—	—	64,328	—	64,328	138,358	202,686
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	5,599	5,599
Dividends and distributions declared ($1.4025 per share)	—	—	—	(130,244)	—	(130,244)	(284,436)	(414,680)
Issuance of Class A shares	24,480	—	594,279	—	469	594,748	104,614	699,362
Northfield OpCo transaction	—	—	(27,441)	—	2	(27,439)	(271,518)	(298,957)
Empire City transaction	—	—	23,940	—	(195)	23,745	355,305	379,050
Park MGM transaction	—	—	2,512	—	(16)	2,496	29,379	31,875
Share-based compensation	—	—	494	—	—	494	1,114	1,608
Cash flow hedges	—	—	—	—	(20,597)	(20,597)	(45,060)	(65,657)
Other	77	—	1,008	—	—	1,008	(3,096)	(2,088)
Balance at September 30, 2019	95,468	$—	$2,307,463	$(216,824)	$(16,129)	$2,074,510	$4,309,794	$6,384,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate investments, net	$8,369,090	$10,827,972
Lease incentive asset	512,166	527,181
Investment in unconsolidated affiliate	807,936	—
Cash and cash equivalents	655,169	202,101
Prepaid expenses and other assets	26,537	31,485
Above market lease, asset	40,260	41,440
Operating lease right-of-use assets	280,430	280,093
Total assets	$10,691,588	$11,910,272
LIABILITIES, REDEEMABLE CAPITAL, AND PARTNERS' CAPITAL
Liabilities
Debt, net	$3,516,477	$4,307,354
Due to MGM Resorts International and affiliates	275	774
Accounts payable, accrued expenses and other liabilities	139,606	37,421
Accrued interest	50,753	42,904
Distribution payable	147,941	147,349
Deferred revenue	143,505	108,593
Deferred income taxes, net	29,909	29,909
Operating lease liabilities	340,106	337,956
Total liabilities	4,368,572	5,012,260
Commitments and contingencies (Note 11)
Redeemable capital	700,000	—
Partners’ capital
General partner	—	—
Limited partners*: 303,467,998 and 313,509,363 Operating Partnership units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	5,623,016	6,898,012
Total partners’ capital	5,623,016	6,898,012
Total liabilities, redeemable capital, and partners’ capital	$10,691,588	$11,910,272
(*) Reflects all Operating Partnership units outstanding. See Note 2 for discussion of redeemable capital.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$188,303	$219,847	$580,138	$636,575
Ground lease and other	6,039	6,164	18,116	18,618
Total Revenues	194,342	226,011	598,254	655,193

Expenses
Depreciation	58,240	71,957	178,692	223,062
Property transactions, net	—	9,921	194,990	11,344
Ground lease expense	5,920	5,920	17,760	17,760
Acquisition-related expenses	—	92	980	8,891
General and administrative	3,476	4,476	12,089	12,305
Total Expenses	67,636	92,366	404,511	273,362

Other income (expense)
Income from unconsolidated affiliate	25,210	—	64,026	—
Interest income	533	241	3,903	2,189
Interest expense	(59,974)	(63,048)	(164,549)	(190,973)
Gain (loss) on unhedged interest rate swaps, net	7,701	—	(2,831)	—
Other	(36)	(306)	(18,817)	(806)
	(26,566)	(63,113)	(118,268)	(189,590)
Income from continuing operations before income taxes	100,140	70,532	75,475	192,241
Provision for income taxes	(2,732)	(1,979)	(6,364)	(5,771)
Income from continuing operations, net of tax	97,408	68,553	69,111	186,470
Income from discontinued operations, net of tax	—	—	—	16,216
Net income	$97,408	$68,553	$69,111	$202,686

Weighted average Operating Partnership units outstanding
Basic	303,579,950	292,867,986	315,642,201	290,661,305
Diluted	303,712,557	293,025,483	315,789,119	290,865,862

Per Operating Partnership unit data
Income from continuing operations per Operating Partnership unit (basic)	$0.32	$0.23	$0.22	$0.64
Income from discontinued operations per Operating Partnership unit (basic)	—	—	—	0.06
Earnings per Operating Partnership unit (basic)	$0.32	$0.23	$0.22	$0.70

Income from continuing operations per Operating Partnership unit (diluted)	$0.32	$0.23	$0.22	$0.64
Income from discontinued operations per Operating Partnership unit (diluted)	—	—	—	0.06
Earnings per Operating Partnership unit (diluted)	$0.32	$0.23	$0.22	$0.70
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$97,408	$68,553	$69,111	$202,686
Unrealized gain (loss) on cash flow hedges	729	(19,270)	(101,982)	(65,657)
Comprehensive income (loss)	$98,137	$49,283	$(32,871)	$137,029
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$69,111	$202,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net	—	(16,216)
Depreciation	178,692	223,062
Property transactions, net	194,990	11,344
Amortization of deferred financing costs and debt discount	7,314	9,602
Loss on retirement of debt	18,129	—
Non-cash ground lease, net	778	778
Deemed contributions - tax sharing agreement	6,364	5,599
Straight-line rental revenues, excluding amortization of lease incentive asset	38,046	29,783
Amortization of deferred revenue on non-normal tenant improvements	(1,134)	(1,636)
Loss on unhedged interest rate swaps, net	2,831	—
Share-based compensation	1,996	1,608
Deferred income taxes	—	(3,913)
Amortization of lease incentive asset	15,015	11,355
Income from unconsolidated affiliate	(64,026)	—
Distributions from unconsolidated affiliate	58,090	—
Park MGM transaction	—	(605,625)
Distributions received from discontinued operations and other	—	40,165
Change in operating assets and liabilities:
Prepaid expenses and other assets	1,003	(659)
Due to MGM Resorts International and affiliates	(499)	71
Accounts payable, accrued expenses and other liabilities	628	(3,832)
Accrued interest	7,849	11,311
Net cash provided by (used in) operating activities - continuing operations	535,177	(84,517)
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	58,615	—
Proceeds from Northfield OpCo transaction	—	3,779
Net cash provided by investing activities - continuing operations	58,615	3,779
Cash flows from financing activities
Net repayments under bank credit facility	(1,603,750)	(566,813)
Proceeds from issuance of bridge loan facility	1,304,625	—
Proceeds from issuance of debt	800,000	750,000
Deferred financing costs	(11,307)	(9,983)
Repayment of assumed debt and bridge facilities	—	(245,950)
Proceeds from issuance of OP units by MGP	524,616	699,362
Redemption of OP units	(700,000)	—
Distributions paid	(453,778)	(395,005)
Other	(1,130)	(1,342)
Net cash provided by (used in) financing activities - continuing operations	(140,724)	230,269

Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	15,591
Cash flows used in investing activities, net	—	(12)
Cash flows used in financing activities, net	—	(37,900)
Net cash used in discontinued operations	—	(22,321)

Change in cash and cash equivalents classified as assets held for sale	—	(22,321)

Cash and cash equivalents
Net increase for the period	453,068	149,531
Balance, beginning of period	202,101	3,995
Balance, end of period	$655,169	$153,526
Supplemental cash flow disclosures
Interest paid	$143,604	$169,646
Non-cash investing and financing activities
Accrual of distribution payable to Operating Partnership unit holders	$147,941	$138,730
Empire City transaction assets acquired	$—	$625,000
Redemption of Operating Partnership units relating to Northfield OpCo transaction	$—	$301,373
Investment in MGP BREIT Venture	$802,000	$—
MGP BREIT Venture assumption of bridge loan facility	$1,304,625	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at June 30, 2020	$—	$5,669,446	$5,669,446
Net income*	—	89,249	89,249
Reclassification and remeasurements of temporary equity*	—	(3,480)	(3,480)
Cash flow hedges*	—	624	624
Share-based compensation*	—	585	585
Deemed contribution - tax sharing agreement*	—	2,335	2,335
Distributions declared ($0.4875 per unit)	—	(135,745)	(135,745)
Other*	—	2	2
Balance at September 30, 2020	$—	$5,623,016	$5,623,016
(*) Excludes amounts attributable to redeemable capital. See Note 2.

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2020	$—	$6,898,012	$6,898,012
Net income*	—	62,511	62,511
Issuance of Operating Partnership units*	—	506,198	506,198
MGP BREIT Venture Transaction*	—	63,904	63,904
Partial redemption of temporary equity*	—	(7,532)	(7,532)
Reclassification and remeasurements of temporary equity*	—	(1,411,530)	(1,411,530)
Cash flow hedges*	—	(88,025)	(88,025)
Share-based compensation*	—	1,749	1,749
Deemed contribution - tax sharing agreement*	—	5,317	5,317
Distributions declared ($1.4500 per unit)*	—	(407,483)	(407,483)
Other*	—	(105)	(105)
Balance at September 30, 2020	$—	$5,623,016	$5,623,016
(*) Excludes amounts attributable to redeemable capital. See Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at June 30, 2019	$—	$6,386,532	$6,386,532
Net income	—	68,553	68,553
Deemed contribution - tax sharing agreement	—	1,979	1,979
Distributions declared ($0.4700 per unit)	—	(138,730)	(138,730)
Issuance of Operating Partnership units	—	86,063	86,063
Share-based compensation	—	519	519
Cash flow hedges	—	(19,270)	(19,270)
Other	—	(1,342)	(1,342)
Balance at September 30, 2019	$—	$6,384,304	$6,384,304

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2019	$—	$5,845,506	$5,845,506
Net income	—	202,686	202,686
Deemed contribution - tax sharing agreement	—	5,599	5,599
Distributions declared ($1.4025 per unit)	—	(414,680)	(414,680)
Issuance of Operating Partnership units	—	699,362	699,362
Northfield OpCo transaction	—	(298,957)	(298,957)
Empire City transaction	—	379,050	379,050
Park MGM transaction	—	31,875	31,875
Share-based compensation	—	1,608	1,608
Cash flow hedges	—	(65,657)	(65,657)
Other	—	(2,088)	(2,088)
Balance at September 30, 2019	$—	$6,384,304	$6,384,304
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

As of September 30, 2020, there were approximately 303.5 million Operating Partnership units outstanding in the Operating Partnership, of which MGM owned approximately 172.0 million, or 56.7%, and MGP owned the remaining 43.3%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of the settlement method is at the option of MGP’s independent conflicts committee, except as otherwise agreed to in connection with the waiver agreement, discussed in Note 2. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights and is consolidated by MGM.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Certain reclassifications have been made to conform the prior period presentation. The Company’s results for the operations of MGM Northfield Park (“Northfield OpCo”), which was transferred to a subsidiary of MGM on April 1, 2019, are reflected in discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2019.
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.
Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, MGP Lessor LLC, which is the MGM-MGP Master Lease landlord, a VIE of which the Operating Partnership is the primary beneficiary. As of September 30, 2020, on a consolidated basis, the MGP Lessor, LLC had total assets of $9.2 billion primarily related to its real estate assets, and total liabilities of $514.6 million primarily related to its deferred revenue and operating lease liabilities.
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
At each subsequent reporting period, the carrying value of temporary equity will be remeasured to the greater of: (1) the carrying value of the number of units then considered redeemable, inclusive of the comprehensive income and losses attributed based on a per unit or share basis in accordance with ASC 810 or (2) the redemption value of the number of units that are then redeemable based on the remaining aggregate cash redemption amount and the per share redemption value, except that decreases in the per unit or share redemption will be limited to the amount of previous increases, with the differences between the carrying value and the remeasured value being recorded as an adjustment in additional paid-in capital (in lieu of retained earnings) or limited partners’ capital. While the carrying amount of temporary equity may vary based upon the allocations and reclassifications described above and presented below, the Company’s maximum cash obligation for the redemption of units under the waiver agreement as of September 30, 2020 is $700 million, reflecting the $1.4 billion maximum cash redemption amount less the $700 million redeemed on May 18, 2020.
The Company’s redeemable noncontrolling interest and the Operating Partnership’s redeemable capital was comprised of the following:

(in thousands)
As of June 30, 2020	$700,000
Reclassification and remeasurement adjustments	3,480
Attribution of:
Net income	8,159
Cash flow hedges	105
Share-based compensation	54
Deemed contribution - tax sharing agreement	397
MGP dividends and Operating Partnership distributions declared	(12,196)
Other	1
As of September 30, 2020	$700,000

(in thousands)
As of January 14, 2020	$—
Reclassification and remeasurement adjustments	1,411,530
Attribution of:
Net income	6,600
Partial redemption of temporary equity	(692,468)
MGP's issuance of Class A shares and Operating Partnership's issuance of units	18,418
MGP BREIT Venture Transaction	16,136
Cash flow hedges	(13,957)
Share-based compensation	247
Deemed contribution - tax sharing agreement	1,047
MGP dividends and Operating Partnership distributions declared	(46,887)
Other	(666)
As of September 30, 2020	$700,000

Investments in and advances to unconsolidated affiliate. The Company has an investment in an unconsolidated affiliate accounted for under the equity method, which is currently comprised of MGP BREIT Venture. Under the equity method, carrying value is adjusted for the Company’s share of the investee’s earnings and losses, as well as distributions from the investee. The Company classifies its share of investee’s earnings as a component of “Other income (expense)”, as the Company’s investment in such unconsolidated affiliate is an extension of the Company’s core business operations.
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
Income tax provision. For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 2.7% and 8.4% for the three and nine months ended September 30, 2020, respectively, and 2.8% and 3.0% on income from continuing operations for the three and nine months ended September 30, 2019, respectively.

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

The MGM-MGP Master Lease landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying combined and consolidated financial statements as if the MGM-MGP Master Lease landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the MGM-MGP Master Lease landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the MGM-MGP Master Lease landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return and, accordingly, the income tax balances related to such taxes are reflected within noncontrolling interest within the accompanying financial statements. No amounts were due to MGM under the tax sharing agreement as of September 30, 2020 or December 31, 2019.

Recently issued accounting standards. In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients for applying U.S. GAAP to reference rate reform related contracts, hedging relationships and other qualifying transactions. Application of these expedients preserve the presentation of derivative instruments consistent with past presentation. The guidance is optional and may be elected when or as reference rate reform activities occur. The Company is currently evaluating whether it will elect practical expedients if and when its hedging and related activities are impacted.
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

The carrying value of real estate investments is as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Land	$3,431,228	$4,631,013
Buildings, building improvements, land improvements and integral equipment	7,426,639	9,293,483
	10,857,867	13,924,496
Less: Accumulated depreciation	(2,488,777)	(3,096,524)
	$8,369,090	$10,827,972

NOTE 4 — INVESTMENT IN UNCONSOLIDATED AFFILIATE

As of September 30, 2020, the Operating Partnership’s investment in unconsolidated affiliate was comprised of its 50.1% interest in MGP BREIT Venture. The Operating Partnership recorded its share of income of $25.2 million and $64.0 million for the three and nine months ended September 30, 2020, respectively, as “Income from unconsolidated affiliate” in the condensed consolidated statements of operations. Additionally, the Operating Partnership received $22.9 million and $58.1 million in distributions from MGP BREIT Venture during the three and nine months ended September 30, 2020, respectively.

Summarized results of operations of MGP BREIT Venture are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
	(in thousands)
Net revenues	$98,681	$247,800
Income from continuing operations	50,320	127,799
Net income	50,320	127,799

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

Rent under the lease consists of a “base rent” component and a “percentage rent” component. As of September 30, 2020, the base rent represents approximately 91% of the rent payments due under the lease and the percentage rent represents approximately 9% of the rent payments due under the lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the operating subsidiary sublessees of the tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the tenant and, without duplication, the operating subtenants, from the leased properties subject to the lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).
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
Straight-line rental revenues from the MGM-MGP Master Lease, which includes the lease incentive asset amortization, were $188.3 million and $580.1 million for the three and nine months ended September 30, 2020 respectively and were $219.8 million and $636.6 million for the three and nine months ended September 30, 2019, respectively. The Company also recognized revenue related to ground lease and other of $6.0 million and $18.1 million for the three and nine months ended

September 30, 2020, respectively, and $6.2 million and $18.6 million for the three and nine months ended September 30, 2019, respectively.
Under the MGM-MGP Master Lease, future non-cancelable minimum rental cash payments, which are the payments under the initial 10-year term through April 30, 2026 and do not include the four five-year renewal options and, with respect to National Harbor, through August 31, 2024, are as follows as of September 30, 2020:

Year ending December 31,	(in thousands)
2020 (excluding the nine months ended September 30, 2020	$206,941
2021	839,012
2022	784,336
2023	764,861
2024	733,161
Thereafter	893,014
Total	$4,221,325

NOTE 6 — DEBT
Debt consists of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$—	$399,125
Senior secured term loan B facility	—	1,304,625
Senior secured revolving credit facility	100,000	—
5.625% senior notes, due 2024	1,050,000	1,050,000
4.625% senior notes, due 2025	800,000	—
4.50% senior notes, due 2026	500,000	500,000
5.75% senior notes, due 2027	750,000	750,000
4.50% senior notes, due 2028	350,000	350,000
	3,550,000	4,353,750
Less: Unamortized discount and debt issuance costs	(33,523)	(46,396)
	$3,516,477	$4,307,354
Operating Partnership credit agreement and bridge facility. At September 30, 2020, the Operating Partnership senior credit facility consisted of a $1.35 billion revolving credit facility. At September 30, 2020, $100.0 million was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 1.85%.
In February 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee relating to the debt of the MGP BREIT Venture (refer to Note 11 for description of such guarantee), and permit the incurrence of the bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances made in connection with its November 2019 equity offering and from its “at-the-market offering” (“ATM”) program to pay off the outstanding balance of $399 million of its term loan A facility in full. The Operating Partnership incurred a loss on retirement of debt of $18.1 million recorded in “Other” in the condensed consolidated statements of operations. The Operating Partnership was in compliance with its financial covenants at September 30, 2020.
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
Fair value of debt. The estimated fair value of the Operating Partnership’s debt was $3.7 billion at September 30, 2020 and $4.6 billion at December 31, 2019. Fair value was estimated using quoted market prices for the Operating Partnership’s senior notes and senior secured credit facility.
Deferred financing costs. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $2.6 million and $7.3 million during the three and nine months ended September 30, 2020, respectively, and $3.2 million and $9.6 million during the three and nine months ended September 30, 2019, respectively.

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

The interest rate swaps as of September 30, 2020 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Asset (Liability)	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$300,000	1.158%	$(11,911)	September 6, 2019	December 31, 2024
400,000	2.252%	(56,080)	October 1, 2019	December 31, 2029
900,000	1.801%	(42,641)	November 30, 2021	December 31, 2024
$1,600,000		$(110,632)

Derivatives not designated as hedges:
$1,200,000	1.844%	$(23,935)	May 3, 2017	November 30, 2021
$1,200,000		$(23,935)
		$(134,567)

The interest rate swaps as of December 31, 2019 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Asset (Liability)	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$600,000	1.902%	$(4,106)	May 3, 2017	November 30, 2021
300,000	1.158%	6,529	September 6, 2019	December 31, 2024
400,000	2.252%	(18,743)	October 1, 2019	December 31, 2029
900,000	1.801%	(4,915)	November 30, 2021	December 31, 2024
$2,200,000		$(21,235)

Derivatives not designated as hedges:
$600,000	1.786%	$(2,736)	May 3, 2017	November 30, 2021
$600,000		$(2,736)
		$(23,971)

As of September 30, 2020 and December 31, 2019, the Operating Partnership’s interest rate swaps that are in a liability position are recorded within accounts payable, accrued expenses, and other liabilities. As of December 31, 2019, the Operating Partnership’s interest rate swaps that are in an asset position are recorded within prepaid expenses and other assets.

Changes in the fair value of the interest rate swaps that do not qualify for hedge accounting are reflected in earnings. For the three and nine months ended September 30, 2020, the Operating Partnership recorded a $7.7 million gain and a $2.8 million loss, respectively, within “Gain (loss) on unhedged interest rate swaps, net” on the accompanying statement of operations. There were no amounts recorded for unhedged interest rate swaps, net for the three and nine months ended September 30, 2019 as all interest rate swaps were designated as hedges for such periods.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP shareholders

Issuance of Class A shares. On January 31, 2019, the Company completed an offering of 19.6 million Class A shares representing limited liability company interests in a registered public offering, including 2.6 million Class A shares sold pursuant to the exercise in full by the underwriters of their over-allotment option, for net proceeds of approximately $548.4 million.

On April 30, 2019, the Company entered into an ATM program where the Company could offer and sell up to an aggregate sales price of $300 million of MGP’s Class A shares through its sales agents at prevailing market prices or agreed-upon prices. During the three months ended September 30, 2019, the Company issued 2.8 million Class A shares under the program for net proceeds of approximately $86.1 million. During the nine months ended September 30, 2019, the Company issued 4.9 million Class A shares under the program for net proceeds of approximately $151.0 million.

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

Operating Partnership capital

Issuance of Operating Partnership units. On January 29, 2019, in connection with the Empire City transaction, the Operating Partnership issued 12.9 million Operating Partnership units to a subsidiary of MGM and MGP’s indirect ownership percentage in the Operating Partnership decreased from 26.7% to 25.4%.

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

MGP BREIT Venture Transaction. On February 14, 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership issued 2.6 million Operating Partnership units to MGM and the Company’s indirect ownership percentage in the Operating Partnership decreased from 39.7% to 39.4%.

Partial redemption of temporary equity. On May 18, 2020, in connection with the redemption waiver discussed in Note 1 and Note 2, the Operating Partnership redeemed 30.3 million Operating Partnership units from MGM for $700 million and the Company’s indirect ownership percentage in the Operating Partnership increased from 39.4% to 43.3%.

Accumulated Other Comprehensive Loss. Comprehensive income (loss) includes net income (loss) and all other non-shareholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive loss are reported in the accompanying condensed consolidated statement of shareholders’ equity. The following table summarizes the changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2020:

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at June 30, 2020	$(45,768)	$(7,131)	$(52,899)
Other comprehensive loss before reclassifications	(5,675)	—	(5,675)
Amounts reclassified from accumulated other comprehensive loss to interest expense	6,404	—	6,404
Other comprehensive income	729	—	729
Less: Other comprehensive income attributable to noncontrolling interest	(413)	—	(413)
Balance at September 30, 2020	$(45,452)	$(7,131)	$(52,583)

Balance at December 31, 2019	$(5,226)	$(1,819)	$(7,045)
Other comprehensive loss before reclassifications	(115,688)	—	(115,688)
Amounts reclassified from accumulated other comprehensive loss to interest expense	13,706	—	13,706
Other comprehensive loss	(101,982)	—	(101,982)
Other changes in accumulated other comprehensive loss:
Class A share issuances	—	(646)	(646)
Issuance of OP Units	—	59	59
Partial redemption of temporary equity	—	(4,772)	(4,772)
Other	—	47	47
Changes in accumulated other comprehensive loss:	(101,982)	(5,312)	(107,294)
Less: Other comprehensive loss attributable to noncontrolling interest	61,756	—	61,756
Balance at September 30, 2020	$(45,452)	$(7,131)	$(52,583)

MGP dividends and Operating Partnership distributions. The Operating Partnership declares and pays distributions. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

On October 15, 2020, the Company paid a dividend of $0.4875 per Class A share upon receipt of its share of the Operating Partnership’s distribution of $0.4875 per unit made the same day.

NOTE 9 — EARNINGS PER CLASS A SHARE

The table below provides earnings and the number of Class A shares used in the computations of “basic” earnings per share, which utilizes the weighted-average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” earnings per share, which includes all such shares. Earnings per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights in the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share amounts)
Numerator:
Income from continuing operations, net of tax	$97,408	$68,553	$69,111	$186,470
Income from continuing operations attributable to noncontrolling interest	(54,030)	(46,038)	(34,465)	(126,924)
Adjustment related to redeemable noncontrolling interests	1,232	—	—	—
Income from continuing operations attributable to Class A shares - basic and diluted	44,610	22,515	34,646	59,546
Income from discontinued operations, net of tax	—	—	—	16,216
Income from discontinued operations attributable to noncontrolling interest	—	—	—	(11,434)
Income from discontinued operations attributable to Class A shares - basic and diluted	—	—	—	4,782
Net income attributable to Class A shares - basic and diluted	$44,610	$22,515	$34,646	$64,328
Denominator:
Weighted average Class A shares outstanding — basic	131,567,362	93,165,443	128,788,161	89,440,552
Effect of dilutive shares for diluted net income per Class A share (1)	132,607	157,497	146,918	204,557
Weighted average Class A shares outstanding — diluted	131,699,969	93,322,940	128,935,079	89,645,109
(1) Less than 0.1 million and 0.1 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the three and nine months ended September 30, 2020, respectively. No shares related to outstanding share-based compensation awards were excluded due to being antidilutive for both the three and nine months ended September 30, 2019.
(2) Diluted earnings per Class A share does not assume conversion of the Operating Partnership units held by MGM as such conversion would be antidilutive.

NOTE 10 — EARNINGS PER OPERATING PARTNERSHIP UNIT

The table below provides earnings and the number of Operating Partnership units used in the computations of “basic” earnings per Operating Partnership unit, which utilizes the weighted-average number of Operating Partnership units outstanding without regard to dilutive potential Operating Partnership units, and “diluted” earnings per Operating Partnership units, which includes all such Operating Partnership units.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share amounts)
Numerator:
Income from continuing operations, net of tax	$97,408	$68,553	$69,111	$186,470
Adjustment related to redeemable capital	1,232	—	—	—
Income from continuing operations, net of tax, attributable to unitholders - basic and diluted	98,640	68,553	69,111	186,470
Income from discontinued operations, net of tax - basic and diluted	—	—	—	16,216
Net income attributable to unitholders - basic and diluted	$98,640	$68,553	$69,111	$202,686
Denominator:
Weighted average Operating Partnership units outstanding — basic	303,579,950	292,867,986	315,642,201	290,661,305
Effect of dilutive shares for diluted net income per Operating Partnership unit (1)	132,607	157,497	146,918	204,557
Weighted average Operating Partnership units outstanding — diluted	303,712,557	293,025,483	315,789,119	290,865,862
(1) Less than 0.1 million and 0.1 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the three and nine months ended September 30, 2020, respectively. No shares related to outstanding share-based compensation awards were excluded due to being antidilutive for both the three and nine months ended September 30, 2019.
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
MGP is a limited liability company that was formed in Delaware in October 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed in January 2016, which became a subsidiary of MGP in April 2016. We elected to be treated as a real estate investment trust (“REIT”) commencing with our taxable year ended December 31, 2016.
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
As of September 30, 2020, our portfolio, including the MGP BREIT Venture, consisted of twelve premier destination resorts in Las Vegas and elsewhere across the United States, MGM Northfield Park in Northfield, Ohio, Empire Resort Casino in Yonkers, New York, as well as a retail and entertainment district, The Park in Las Vegas.
COVID-19 Update
The COVID-19 pandemic has not had a material impact on our operations; however, we cannot estimate the duration of the pandemic and potential impact on our business if our properties will be required to close again, or if the tenant (or the guarantor) is otherwise unable or unwilling to make rental payments. For further information regarding the potential impact of COVID-19 on our operations, refer to “Liquidity and Capital Resources” below as well as “Risk Factors” in Part II, Item 1A of this report.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total revenues	$194,342	$226,011	$598,254	$655,193
Total expenses	67,636	92,366	404,511	273,362
Income from continuing operations, net of tax	97,408	68,553	69,111	186,470
Income from discontinued operations, net of tax	—	—	—	16,216
Net income	97,408	68,553	69,111	202,686
Net income attributable to Class A shareholders	43,378	22,515	34,646	64,328
Revenues

Rental revenue. Rental revenues, including ground lease and other, for the three months ended September 30, 2020 and 2019 were $194.3 million and $226.0 million, respectively. Rental revenues, including ground lease and other, for the nine months ended September 30, 2020 and 2019 were $598.3 million and $655.2 million, respectively. The $31.7 million, or 14.0%, decrease for the quarterly period was due primarily to a decrease in rental revenues as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease relating to the MGP BREIT Venture Transaction in February 2020. The $56.9 million, or 8.7%, decrease for the year-to-date period was also due to the removal of Mandalay Bay from the MGM-MGP Master Lease, partially offset by a full period of revenue in the nine months ended September 30, 2020 related to the Park MGM transaction in March 2019 and the addition of MGM Northfield Park to the MGM-MGP Master Lease in April 2019.

Expenses
Depreciation. Depreciation expense for the three months ended September 30, 2020 and 2019 was $58.2 million and $72.0 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $178.7 million and $223.1 million, respectively. The $13.7 million, or 19.1%, decrease for the quarterly period and the $44.4 million, or 19.9%, decrease for the year-to-date period were both primarily due to the contribution of Mandalay Bay to the MGP BREIT Venture in February 2020.
Property transactions, net. Property transactions, net for the three months ended September 30, 2019 were $9.9 million which related to normal losses on disposition of assets. There were no property transactions, net for the three months ended September 30, 2020. Property transactions, net for the nine months ended September 30, 2020 and 2019 were $195.0 million and $11.3 million, respectively. The increase in 2020 is primarily due to the loss on sale of the Mandalay Bay real estate assets of $193.1 million which was comprised of the difference between the carrying value of the Mandalay Bay real estate assets of $2.3 billion and the consideration received of $2.1 billion, as well as the selling costs of $10.0 million.
Ground lease expense. Ground lease expense for each of the three months ended September 30, 2020 and 2019 was $5.9 million. Ground lease expense for each of the nine months ended September 30, 2020 and 2019 was $17.8 million.
Acquisition-related expenses. Acquisition-related expenses for the three months ended September 30, 2019 were $0.1 million. There were no acquisition-related expenses for the three months ended September 30, 2020. Acquisition-related expenses for the nine months ended September 30, 2020 and 2019 were $1.0 million and $8.9 million, respectively. The $7.9 million decrease is primarily due to expenses incurred relating to the Empire City acquisition in 2019, slightly offset by expenses incurred relating to the MGP BREIT Venture Transaction in February 2020.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2020 and 2019 were $3.5 million and $4.5 million, respectively. General and administrative expenses for the nine months ended September 30, 2020 and 2019 were $12.1 million and $12.3 million, respectively. The $1.0 million, or 22.3%, decrease for the quarter-to-date period was primarily due to a decrease in corporate support services.

Other Expenses
Income from unconsolidated affiliate. Income from unconsolidated affiliate for the three and nine months ended September 30, 2020 was $25.2 million and $64.0 million, respectively, and is attributable to income from our investment in MGP BREIT Venture. There was no income from unconsolidated affiliate for the three and nine months ended September 30, 2019.
Other expenses, excluding income from unconsolidated affiliate, for the three months ended September 30, 2020 and 2019 were $51.8 million and $63.1 million, respectively. The $11.3 million, or 18.0%, decrease for the quarterly period was primarily related to a decrease in interest expense due to the repayment of our term loan A and term loan B facilities in February 2020 and a net gain on unhedged interest rate swaps of $7.7 million, partially offset by an increase in interest expense due to our issuance of the $800 million 4.625% senior notes due 2025 in June 2020. Other expenses, excluding income from unconsolidated affiliate, for the nine months ended September 30, 2020 and 2019 were $182.3 million and $189.6 million, respectively. The $7.3 million, or 3.8%, decrease was primarily related to a decrease in interest expense due to the repayment of our term loan A and term loan B facilities in February 2020, partially offset by a net loss on unhedged interest rate swaps of $2.8 million and a loss on retirement of debt of $18.1 million relating to our repayment of the term loan A and term loan B facilities.

Discontinued Operations

Income from discontinued operations, net of tax for the nine months ended September 30, 2019 was $16.2 million and is attributable to the operations of MGM Northfield Park, which was transferred to a subsidiary of MGM in April 2019. There was no income from discontinued operations, net of tax for the three and nine months ended September 30, 2020 or the three months ended September 30, 2019.

Provision for Income Taxes

Our effective tax rate was 2.7% and 8.4% for the three and nine months ended September 30, 2020, respectively, compared to 2.8% and 3.0% on income from continuing operations for the three and nine months ended September 30, 2019, respectively. The effective tax rate in the nine months ended September 30, 2020 was impacted by the loss resulting from the MGP BREIT Venture Transaction, which provides no federal or state income tax benefit due to our REIT status, while the effective tax rate in the nine months ended September 30, 2019 was impacted by tax consequences related to the liquidation of the taxable REIT subsidiary that had owned MGM Northfield Park prior to transferring the operations to MGM Resorts in April 2019. Refer to Note 2 of the accompanying financial statements for additional discussion regarding income taxes.

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

The following table provides a reconciliation of the Company’s consolidated net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (1)	$97,408	$68,553	$69,111	$202,686
Depreciation (2)	58,240	71,957	178,692	223,062
Share of depreciation of unconsolidated affiliate	10,464	—	26,361	—
Property transactions, net	—	9,921	194,990	11,344
Funds From Operations	166,112	150,431	469,154	437,092
Amortization of financing costs and cash flow hedges	6,003	3,369	13,096	10,016
Share of amortization of financing costs of unconsolidated affiliate	65	—	162	—
Non-cash compensation expense	639	519	1,996	1,608
Straight-line rental revenues, excluding lease incentive asset	13,632	11,664	38,046	29,783
Share of straight-line rental revenues of unconsolidated affiliate	(12,866)	—	(32,084)	—
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	4,627	4,501	13,881	9,719
Acquisition-related expenses	—	92	980	8,891
Non-cash ground lease rent, net	260	259	778	778
Other expenses	36	306	18,817	806
(Gain) loss on unhedged interest rate swaps, net	(7,701)	—	2,831	—
Provision for income taxes - REIT	2,732	1,979	6,364	5,771
Other, net - discontinued operations	—	—	—	3,707
Adjusted Funds From Operations	173,539	173,120	534,021	508,171
Interest income (1)	(533)	(241)	(3,903)	(2,189)
Interest expense (1)	59,974	63,048	164,549	190,973
Share of interest expense of unconsolidated affiliate	13,731	—	33,672	—
Amortization of financing costs and cash flow hedges	(6,003)	(3,369)	(13,096)	(10,016)
Share of amortization of financing costs of unconsolidated affiliate	(65)	—	(162)	—
Provision for income taxes - discontinued operations	—	—	—	2,890
Adjusted EBITDA	$240,643	$232,558	$715,081	$689,829
(1) Net income, interest income and interest expense are net of intercompany interest eliminations of $5.6 million for the nine months ended September 30, 2019.
(2) Includes depreciation on Mandalay Bay real estate assets for the three and nine month periods ending September 30, 2019 and for the nine month period ending September 30, 2020.

Guarantor Financial Information

As of September 30, 2020, all of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. The Operating Partnership’s principal debt arrangements are guaranteed by each of its wholly owned subsidiaries except for MGP JV INVESTCO 1 LLC, the entity holding the 50.1% interest in the MGP BREIT Venture, and, with respect to the Operating Partnership’s senior notes, MGP Finance Co-Issuer, Inc., the co-issuer of the senior notes, and certain other subsidiaries whose guarantees are subject to gaming approval, unless and until such approval is obtained. The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guaranty the principal indebtedness. In addition, the obligations of each subsidiary guarantor under its guarantee is limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

The summarized financial information of the Operating Partnership and its guarantor subsidiaries, on a combined basis, is presented below:

	September 30, 2020	December 31, 2019
Balance Sheet	(in thousands)
Real estate investments, net	$8,369,090	$10,827,972
Other assets	1,514,562	1,082,300
Debt, net	3,516,477	4,307,354
Other liabilities	852,095	704,906
Redeemable capital	700,000	—

Nine Months Ended
September 30, 2020
Income Statement	(in thousands)
Total revenues	$598,254
Income from continuing operations, net of tax	5,084
Net income	5,084

Liquidity and Capital Resources

Rental revenues received under the MGM-MGP Master Lease and distributions from the MGP BREIT Venture are our primary sources of cash from operations and are dependent on the tenant’s ability to pay rent and the MGP BREIT Venture’s ability to pay distributions. As of the date of this filing, all of the properties in our portfolio, including those held by the MGP BREIT Venture, that had closed to the public pursuant to state and local government requirements as a result of the unprecedented public health crisis resulting from the COVID-19 pandemic, are now re-opened without certain amenities and subject to certain occupancy limitations. Accordingly, although our properties have re-opened, they are generating revenues for the tenant that are significantly lower than historical results. In addition, our properties may be subject to temporary, complete, or partial shutdowns in the future due to COVID-19 related concerns. Despite the aforementioned uncertainties and as it relates to the impact of the COVID-19 pandemic, our and MGP BREIT Venture’s tenants continue to make rental payments in full and on time and we believe the tenants’ (and the guarantor’s) liquidity positions are sufficient to cover their expected rental obligations for the foreseeable future. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if our re-opened properties will be required to close again, or if the tenants (or guarantor) are otherwise unable or unwilling to make rental payments. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of dividends and distributions on its Class A shares, and its principal source of funding for these dividends and distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it, which distributions are primarily funded by rental payments received from the tenant and distributions from the MGP BREIT Venture. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service, and distributions to MGP and MGM. Additionally, in connection with the waiver agreement, MGM may redeem for cash up to an additional $700 million of the Operating Partnership units that it holds. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $655.2 million in cash and cash equivalents held by the Operating Partnership as of September 30, 2020, expected cash flows from operations, expected cash distributions from the MGP BREIT Venture, and $1.3 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of September 30, 2020. See Note 6 to the accompanying financial statements for a description of our principal debt arrangements.
Summary of Cash Flows
Net cash provided by operating activities for the nine months ended September 30, 2020 was $535.2 million compared to net cash used in operating activities of $84.5 million for the nine months ended September 30, 2019. The change was primarily due to the cash lease incentive of $605.6 million paid to a subsidiary of MGM in connection with the Park MGM transaction in March 2019 as well as the 2% fixed annual rent escalator at the beginning of the fifth lease year on April 1, 2020 which increased the annual cash rental payments by $14.7 million, the Empire City transaction in January 2019 which increased the annual cash rental payments by $50.0 million, the Park MGM transaction in May 2019 which increased annual cash rental payments by $50.0 million, and the Northfield real estate assets being added to the MGM-MGP Master Lease in April 2019 which increased annual cash rental payments by $60.0 million. This was partially offset by the decrease in annual cash rental payments of $133 million as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease in February 2020.
Net cash provided by investing activities for the nine months ended September 30, 2020 of $58.6 million related to the net cash proceeds from the MGP BREIT Venture Transaction. There was $3.8 million of net cash provided by investing activities for the nine months ended September 30, 2019 which related to proceeds from the Northfield OpCo transaction.
Net cash used in financing activities for the nine months ended September 30, 2020 was $140.7 million, which reflects our issuance of Class A shares to BREIT for $150.0 million and issuance of $800 million in aggregate principal amount of 4.625% senior notes due 2025, the proceeds of which were used to repay draws on our revolving credit facility with which we had funded the redemption of $700 million of Operating Partnership units held by MGM. This was offset by payments of $453.8 million of distributions and dividends and our $1.6 billion of net repayments under the bank credit facility, consisting of: the repayment of the Operating Partnership’s $1.3 billion outstanding term loan B facility with the proceeds from the bridge loan facility, which was then assumed by the MGP BREIT Venture and the repayment of the Operating Partnership’s $399 million outstanding term loan A facility with the $374.6 million of net proceeds from the settlement of forward equity agreements; offset by a net draw of $100.0 million on the revolving credit facility.
Net cash provided by financing activities for the nine months ended September 30, 2019 was $230.3 million which reflects our issuance of $750 million in aggregate principal amount of 5.75% senior notes due 2027, our offering of 19.6 million Class A shares in a registered public offering for which we received net proceeds of $548.4 million, and our offering of 4.9 million Class A shares under our “at-the-market” (“ATM”) equity distribution program for which we received net proceeds of $151.0 million, partially offset by our net repayments on our bank credit facility of $566.8 million, net, our repayment of approximately $246.0 million of assumed indebtedness from the Empire City transaction, and our payment of $395.0 million of distributions and dividends.
Net cash used in operating, financing and investing activities for our discontinued operations for the nine months ended September 30, 2019 was $22.3 million and was entirely due to the operations of MGM Northfield Park, which was transferred to a subsidiary of MGM in April 2019. There were no cash flows from discontinued operations for the nine months ended September 30, 2020.

Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP within the nine months ended September 30, 2020 and September 30, 2019. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date

2020
March 13, 2020	March 31, 2020	$0.4750	April 15, 2020
June 15, 2020	June 30, 2020	$0.4875	July 15, 2020
September 15, 2020	September 30, 2020	$0.4875	October 15, 2020

2019
March 15, 2019	March 29, 2019	$0.4650	April 15, 2019
June 14, 2019	June 28, 2019	$0.4675	July 15, 2019
September 13, 2019	September 30, 2019	$0.4700	October 15, 2019

In order to maintain REIT status, U.S. federal income tax laws generally require that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income.

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
At-the-Market Program
Our ATM program allows us to offer and sell up to an aggregate sales price of $300 million of our Class A shares through our sales agents at prevailing market prices of agreed-upon prices. During the nine months ended September 30, 2020, we issued 0.6 million Class A shares pursuant to our ATM program upon settlements of forward confirmations initially entered into in October 2019, for which we received net proceeds of approximately $18.7 million.
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

To manage our exposure to changes in LIBOR rates, as of September 30, 2020, we have effective interest rate swap agreements where the Company pays a weighted average fixed rate of 1.821% on a total notional amount of $1.9 billion. Additionally, we have $900 million of notional amount of forward starting swaps that are not currently effective.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of September 30, 2020, variable rate borrowings excluding impact from our swap agreements, represented approximately 2.8% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $1.0 million based on gross amounts outstanding at September 30, 2020 and not taking into account the interest rate swap agreements. The following table provides information about the maturities of our debt subject to changes in interest rates excluding the effect of the interest rate swaps discussed above:

	Debt maturing in							Fair Value September 30,
	2020	2021	2022	2023	2024	Thereafter	Total	2020
	(in millions)
Fixed rate	$—	$—	$—	$—	$1,050.0	$2,400.0	$3,450.0	$3,581.0
Average interest rate	N/A	N/A	N/A	N/A	5.625%	4.932%	5.143%
Variable rate	$—	$—	$—	$100.0	$—	$—	$100.0	$100.0
Average interest rate	N/A	N/A	N/A	1.852%	N/A	N/A	1.852%

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•The fact that as a result of the COVID-19 pandemic, our properties are operating without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for the properties to return to normal operations for the tenant or if such properties will be required to close again due to the COVID-19 pandemic.
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
•MGP’s sole material assets are Operating Partnership units representing 43.3% of the ownership interests in the Operating Partnership, as of September 30, 2020, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.
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
•Covenants in the debt agreements at the MGP BREIT Venture may limit its ability to pay distributions to us, which could materially affect our business, financial position, results of operations, or cash flows.
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
•If MGP fails to remain qualified to be taxed as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial position, results of operations, or cash flows.
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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
Changes in Internal Control over Financial Reporting
We substantially completed the implementation of our new Enterprise Resource Planning system during the three months ended September 30, 2020. In connection with this implementation, we have updated certain control processes that were impacted. As additional transformation activities occur, we will continue to monitor and evaluate our internal control over financial reporting. There have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2020, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations, or cash flows.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as discussed below, there have been no material changes from the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.

Although all of our properties have re-opened to the public, they are operating without certain amenities and subject to certain occupancy limitations and we are unable to predict the length of time it will take for the properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic. As of the date of this filing, all of the properties in our portfolio, including those held by the MGP BREIT Venture, have re-opened to the public, but are operating without certain amenities and subject to certain occupancy limitations. Accordingly, although our properties are re-opened, they are generating revenues for the tenant that are significantly lower than historical results. In addition, our properties may be subject to temporary, complete or partial shutdowns in the future due to COVID-19 related concerns. In addition, our and MGP BREIT Venture’s tenants have implemented certain measures to mitigate the spread of COVID-19, including limits on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions, and other measures to enforce social distancing. We expect that our and MGP BREIT Venture’s tenants have seen, and will continue to see, weakened demand in light of continued domestic and international travel restrictions or warnings, consumer fears, reduced consumer discretionary spending and general economic uncertainty.

If our or MGP BREIT Venture’s tenants (or subtenants) were to experience a material adverse effect on their business, financial position, liquidity or results of operations, our business, financial position, results of operations, or cash flows could also be materially adversely affected. Under the terms of our and MGP BREIT Venture’s leases, tenants are still required to pay rent even though operations at the properties have ceased or are at significantly reduced levels. Should the tenants be unable or unwilling to continue to satisfy their respective rental obligations under the leases, and if MGM is unable or unwilling to make payments under certain guarantees of rental income it has provided us and the MGP BREIT Venture, although our tenants would be in default under the leases, we may be limited in our ability to enforce our rights under such leases. The inability or unwillingness of the tenants to meet their rental obligations (or MGM to meet its guarantee obligations) or other obligations under the leases, including capital expenditure requirements, could have a significant adverse effect on our business, financial position, results of operations, or cash flows, including our ability to pay distributions to our shareholders as required to maintain our status as a REIT or to satisfy our obligations under the terms of the agreements governing our long-term indebtedness. In addition, should there be a default under the leases, there can be no assurance that we or MGP BREIT Venture would be able to contract with other lessees on similar terms as the leases or at all.

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

The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic will have on our and our tenant’s business. However, the continued adverse impact of the pandemic on financial, economic and capital markets, and the potential for further material deterioration of such markets as the COVID-19 pandemic continues, present material uncertainty and risk with respect to our performance, financial condition, liquidity, results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects our business, financial position, results of operations, or cash flows, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section (including those described in the most recent combined Annual Report on Form 10-K (including any amendments thereto)), such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.    Exhibits

10.1
Second Amendment to Loan Agreement, dated as of May 1, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender

10.2
Third Amendment to Loan Agreement, dated as of July 15, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Wilmington Trust, National Association, solely in its capacity as trustee for the benefit of the holders of BX Commercial Mortgage Trust 2020-VIVA, Commercial Mortgage Pass-Through Certificates, Series 2020-VIVA, as Lender

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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL.

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

MGM Growth Properties LLC

Date: November 2, 2020	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2020		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: November 2, 2020	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2020		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)