Form 10-K
period 2020-12-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2021-02-23
CIK 1656936, 1691299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
*As a voluntary filer not subject to reporting requirements, MGM Growth Properties Operating Partnership LP has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months that would have been required had it been subject to such requirements.

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

MGM Growth Properties LLC    Yes ☒    No  ☐
MGM Growth Properties Operating Partnership LP     Yes ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGM Growth Properties LLC     Yes  ☐    No  ☒
MGM Growth Properties Operating Partnership LP      Yes  ☐    No   ☒

The aggregate market value of the Registrant’s Class A shares held by non-affiliates of the Registrant as of June 30, 2020 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2020) was $3.6 billion. As of February 18, 2021, 131,459,651 shares of the Registrant’s Class A shares, no par value, were outstanding.

There is no public trading market for the limited partnership units of MGM Growth Properties Operating Partnership LP. As a result, the aggregate market value of such units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the MGM Growth Properties LLC’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2020 of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.

MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of December 31, 2020, MGP owned approximately 47.0% of the Operating Partnership units in the Operating Partnership. The remaining approximately 53.0% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

We believe combining the Annual Reports on Form 10-K of MGP and the Operating Partnership into this single report results in the following benefits:

◦enhances investors’ understanding of MGP and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

◦eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both MGP and the Operating Partnership, which we believe will assist investors in getting all relevant information on their investment in one place rather than having to access and review largely duplicative reports; and

◦creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

The presentation of noncontrolling interest, shareholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of MGP and those of the Operating Partnership. The Operating Partnership units held by subsidiaries of MGM are accounted for as limited partners’ capital in the Operating Partnership’s consolidated financial statements and as “Noncontrolling interest” within equity in MGP’s consolidated financial statements. The Operating Partnership units held by MGP in the Operating Partnership are accounted for as “Partners’ capital” in the Operating Partnership’s consolidated financial statements and within “Class A shareholders’ equity” in MGP’s consolidated financial statements. The differences in the presentations between shareholders’ equity and partners’ capital result from the differences in the equity issued at the MGP and Operating Partnership levels.

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

MGP is a limited liability company that was formed in Delaware in October 2015. We conduct our operations through the Operating Partnership, a Delaware limited partnership formed by MGM in January 2016 and acquired by MGP on April 25, 2016 (the “IPO Date”). MGP has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016.

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

As of December 31, 2020, we generated all of our revenue by leasing our real estate properties through a wholly owned subsidiary of the Operating Partnership to a subsidiary of MGM pursuant to a long-term triple-net master lease agreement (the “MGM-MGP Master Lease”).

As of December 31, 2020, our portfolio, including properties owned by our joint venture (“MGP BREIT Venture”), includes seven large-scale entertainment and gaming-related properties located on the Las Vegas Strip (the “Strip”): Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment district located between New York-New York and Park MGM. Outside of Las Vegas, we also own five market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, Borgata in Atlantic City, New Jersey, and MGM National Harbor in Prince George’s County, Maryland. We also own MGM Northfield Park in Northfield, Ohio and Empire City in Yonkers, New York. In the future, we plan to explore opportunities to expand by acquiring similar properties as well as strategically targeting a broader universe of real estate assets within the entertainment, hospitality and leisure industries.

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

Park MGM Transaction

On March 7, 2019, we entered into an amendment to the MGM-MGP Master Lease with respect to improvements made by MGM relating to the rebranding of the Park MGM and NoMad Las Vegas property (the “Park MGM Transaction”). In connection with the transaction, we paid total consideration of $637.5 million, of which approximately $605.6 million was paid in cash and the remainder in issuance of approximately 1.0 million of Operating Partnership units to a subsidiary of MGM. As a result of the transaction, we recorded a lease incentive asset and the MGM-MGP Master Lease annual rent payment to us increased by $50 million, prorated for the remainder of the lease year. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to the tenant meeting an adjusted net revenue to rent ratio as described below.

Northfield OpCo Transaction

On April 1, 2019, we transferred the membership interests of Northfield Park Associates, LLC, (“Northfield”), the entity that formerly owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park, to a subsidiary of MGM for fair value consideration transferred of approximately $305.2 million consisting primarily of approximately 9.4 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and the Company retained the real estate assets. Our taxable REIT subsidiary (“TRS”) that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded the operations it acquired (“Northfield OpCo”) to MGM Northfield Park, which was then added to the MGM-MGP Master Lease (the collective transactions, the “Northfield OpCo Transaction”). As a result, the annual rent payment to us increased by $60 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to the tenant meeting an adjusted net revenue to rent ratio as described below. Northfield OpCo is presented as discontinued operations in our consolidated statements of operations for the periods presented in which we owned Northfield OpCo. Refer to Note 3 of the accompanying financial statements for additional discussion.

MGP BREIT Venture Transaction

On February 14, 2020, the Operating Partnership and MGM completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to a newly formed entity, MGP BREIT Venture, which, following the transactions, is owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”). In exchange for the contribution of the Mandalay Bay real estate assets, the Operating Partnership received consideration of $2.1 billion, which was comprised of $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGM BREIT Venture, the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture, and the remainder in cash. In addition, MGM received approximately $2.4 billion of cash distributed from the MGP BREIT Venture as consideration for its contribution of the MGM Grand Las Vegas real estate assets, and, additionally, the Operating Partnership issued 2.6 million Operating Partnership units to MGM representing 5% of the equity value of MGP BREIT Venture. MGM also provides a shortfall guarantee of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereto). On the closing date, BREIT also purchased 4.9 million Class A common shares of MGP for $150 million.

In connection with the transactions, MGP BREIT Venture entered into a lease with a subsidiary of MGM for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease (the “MGP BREIT Venture Lease”) provides for a term of thirty years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the consumer price index (“CPI”) increase during the prior year subject to a cap of 3%. In addition, the lease obligates the tenant to spend a specified percentage of net revenues at the properties on capital expenditures and that the tenant and MGM to comply with certain financial covenants, which, if not met, would require the tenant to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. MGM provides a guarantee of the tenant’s obligations under the lease.

In connection with the MGP BREIT Venture Transaction, the MGM-MGP Master Lease was modified to remove the Mandalay Bay property and the annual cash rent under the MGM-MGP Master Lease was reduced by $133 million.

Also, on January 14, 2020, the Operating Partnership, MGP, and MGM entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to MGM in connection with MGM exercising its right to require the Operating Partnership to redeem the Operating Partnership units it holds. The waiver provided that the units would be purchased at a price per unit equal to a 3% discount to the ten-day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and scheduled to terminate on the earlier of February 14, 2022 or MGM receiving cash proceeds of $1.4 billion as consideration for the redemption of its Operating Partnership units. On May 18, 2020, the Operating Partnership redeemed 30.3 million of Operating Partnership units for $700 million, or $23.10 per unit, and on December 2, 2020, the Operating Partnership redeemed 23.5 million of Operating Partnership units for the remaining $700 million, or $29.78 per unit. As a result, the waiver terminated in accordance with its terms.

Overview of MGM

The tenant under the MGM-MGP Master Lease is a wholly owned subsidiary of MGM, and MGM guarantees its performance and payments under the lease. MGM is a premier operator of a portfolio of well-known destination resort brands and has significant holdings in gaming, hospitality and entertainment with current ownership or operating interests in a high-quality portfolio of casino resorts.

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

Rent under the lease consists of a “base rent” component (the “Base Rent”) and a “percentage rent” component (the “Percentage Rent”). As of December 31, 2020, the Base Rent represents approximately 91% of the annual rent amount under the lease and the Percentage Rent represents approximately 9% of the annual rent amount under the lease. The Base Rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, beginning on April 1, 2022, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the MGM operating subsidiary sublessees of our tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their adjusted net revenue from the leased properties subject to the lease (excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, certain reimbursed costs). The Percentage Rent is a fixed amount for the first six lease years and will then be adjusted every five years based on the average annual adjusted net revenues of our tenant and, without duplication, the subtenants from the leased properties (calculated in accordance with the terms of the lease). The lease includes covenants that impose ongoing reporting obligations on the tenant relating to MGM’s financial statements which, in conjunction with MGM’s public disclosures to the Securities and Exchange Commission (“SEC”) gives us insight into MGM’s financial condition on an ongoing basis. The lease also requires MGM, on a consolidated basis with the tenant, to maintain an EBITDAR to rent ratio (as described in the lease) of 1.10:1.00; provided that the tenant will not be in default of this requirement in the event there is an unavoidable delay (as such term is defined in the lease).

As of December 31, 2020, the annual rent payments under the lease for the fifth lease year, which commenced on April 1, 2020, decreased to $827.8 million from $946.1 million at the start of the fourth lease year, driven by the decrease of $133 million for the removal of the Mandalay Bay property from the lease on February 13, 2020, partially offset by the fourth 2.0% fixed annual rent escalator that went into effect on April 1, 2020.

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

Our Properties

The following table summarizes certain features of our properties, including properties owned by MGP BREIT Venture, as of December 31, 2020. Our properties are diversified across a range of primary uses, including gaming, hotel, convention, dining, entertainment, retail and other resort amenities and activities.

	Location	Hotel Rooms	Approximate Acres	Approximate Casino Square Footage[1]	Approximate Convention Square Footage
Las Vegas Strip
Mandalay Bay[8]	Las Vegas, NV	4,750[2]	124	152,000	2,121,000[3]
MGM Grand Las Vegas[8]	Las Vegas, NV	4,993	102	169,000	850,000
The Mirage	Las Vegas, NV	3,044	77	94,000	170,000
New York—New York and The Park	Las Vegas, NV	2,024	23	81,000	31,000
Luxor	Las Vegas, NV	4,397	58	101,000	35,000
Park MGM	Las Vegas, NV	2,898[4]	21	66,000	77,000
Excalibur	Las Vegas, NV	3,981	51	94,000	25,000
Subtotal		26,087	456	757,000	3,309,000
Regional
MGM Grand Detroit	Detroit, MI	400	24	151,000	30,000
Beau Rivage	Biloxi, MS	1,740	26[5]	87,000	50,000
Gold Strike Tunica	Tunica, MS	1,133	24	48,000	17,000
Borgata	Atlantic City, NJ	2,767	37[6]	160,000	106,000
MGM National Harbor	Prince George’s County, MD	308	23[7]	146,000	50,000
MGM Northfield Park	Northfield, OH	—	113	92,000	—
Empire City	Yonkers, NY	—	41	137,000	—
Subtotal		6,348	288	821,000	253,000
Total		32,435	744	1,578,000	3,562,000

(1)Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.
(2)Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel, both of which are located at our Mandalay Bay property.
(3)Includes 26,000 square feet at the Delano and 30,000 square feet at the Four Seasons, both of which are located at our Mandalay Bay property.
(4)Includes 293 rooms at NoMad which is located at our Park MGM property.
(5)Ten of the 26 acres at Beau Rivage are subject to a tidelands lease. The ground lease rent is reimbursed or paid directly by the tenant pursuant to the MGM-MGP Master Lease.
(6)Eleven of the 37 acres at Borgata are subject to ground leases. The ground lease rent is reimbursed or paid directly by the tenant pursuant to the MGM-MGP Master Lease.
(7)All 23 acres at MGM National Harbor are subject to ground lease. The ground lease rent is reimbursed or paid directly by the tenant pursuant to the MGM-MGP Master Lease.
(8)Mandalay Bay and MGM Grand Las Vegas real estate assets are owned by MGP BREIT Venture.

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

Environmental Matters and Potential Liabilities

Government Regulation Relating to the Environment. Many laws and governmental regulations relating to the environment are applicable to our properties, and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Costs related to environmental compliance. As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. Although we do not currently operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release. We are not aware of any environmental liabilities that are expected to have a material impact on the operations of any of our properties.

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

Pursuant to the MGM-MGP Master Lease, any liability arising from or relating to environmental liabilities, or losses related to extreme weather conditions potentially exacerbated by climate change, related to the businesses and operations located at MGM’s real property holdings prior to our initial public offering is retained by the tenant and the tenant has indemnified us (and our subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. There can be no assurance that the tenant will be able to fully satisfy its indemnification obligations, or that MGM will be able to fully satisfy its obligations pursuant to its guarantee. Moreover, even if we ultimately succeed in receiving from the tenant or MGM any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from the tenant or MGM.

Environmental sustainability. We believe that incorporating the tenets of environmental sustainability in our business decisions advances a platform for innovation and operational efficiency. Certain assets in our portfolio, including those owned by MGP BREIT Venture, are certified to one or more third-party environmental certifications for building design, construction or operations. MGM Grand Detroit, Beau Rivage, and Gold Strike Tunica have all achieved Green Key certification. Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York, Luxor and Excalibur have all achieved Green Globes and Green Key certification. MGM National Harbor and The Park have Leadership in Energy & Environmental Design (LEED®) Gold certification from the U.S. Green Building Council.

Regulation

The ownership, operation, and management of gaming facilities are subject to pervasive regulation. Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness. In addition, gaming laws require gaming industry participants to:

•ensure that unsuitable individuals and organizations have no role in gaming operations;
•establish procedures designed to prevent cheating and fraudulent practices;
•establish and maintain responsible accounting practices and procedures;
•maintain effective controls over their financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;
•maintain systems for reliable record keeping;
•file periodic reports with gaming regulators;
•ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arms-length transactions; and
•establish programs to promote responsible gaming.

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the anticipated degree to which the COVID-19 pandemic will impact our results of operations, our expectations regarding our future liquidity position and the liquidity position of our tenant (and guarantor), the timing and amount of any future dividends and our ability to further grow our portfolio.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•The fact that as a result of the COVID-19 pandemic, our properties are operating without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for the properties to return to normal operations for the tenant.
•The fact that recent increases in reported COVID-19 cases in the jurisdictions in which our tenant operates may result in such jurisdictions adopting policies and procedures further restricting the amenities that can be offered at our properties or require those properties to temporarily close to the public.
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
•MGP’s sole material assets are Operating Partnership units representing 47.0% of the ownership interests in the Operating Partnership, as of December 31, 2020, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.
•Our ability to sell our properties is restricted by the terms of the leases or may otherwise be limited.
•We will have future capital needs and may not be able to obtain additional financing on acceptable terms.
•Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position, results of operations or cash flows.

•Covenants in the debt agreements at the MGP BREIT Venture may limit its ability to pay distributions to us, which could materially affect our business, financial position, results of operations, or cash flows.
•Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.
•We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position, results of operations or cash flows.
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
•If MGP fails to remain qualified to be taxed as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial position, results of operations and cash flows.
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

Employees of the Registrants

We are managed by an executive management team. As of December 31, 2020, we employed three other employees aside from our executive management team. MGM has agreed to provide MGP and its subsidiaries with financial, administrative and operational support services pursuant to a corporate services agreement (the “Corporate Services Agreement”), including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services, and various other support services. The Corporate Services Agreement provides that the Operating Partnership will reimburse MGM for all costs MGM incurs directly related to providing such services.

Information about our Executive Officers

The following table sets forth, as of February 23, 2021, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James C. Stewart	55	Chief Executive Officer
Andy H. Chien	45	Chief Financial Officer and Treasurer

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business and Operations
•Although all of our properties have re-opened to the public, they are opening without certain amenities and subject to certain occupancy limitations and we are unable to predict the length of time it will take for the properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic.
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
•We may have assumed, and in the future may assume, unknown liabilities in connection with acquisitions.
•MGP’s sole material assets are Operating Partnership units representing 47.0% of the ownership interests in the Operating Partnership, as of December 31, 2020, over which MGP has operating control through its ownership of the Operating Partnership’s general partner.
•Our ability to sell any of our properties may be restricted by the terms of the leases or may be otherwise limited.
•If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives.
•We may face extensive regulation from gaming and other regulatory authorities, and our operating agreement provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.
•We will have future capital needs and may not be able to obtain additional financing on acceptable terms.
•Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes and our other debt.
•Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.
•The MGM-MGP Master Lease requires us to pay for certain capital improvements or to purchase certain personal property from the tenant in certain circumstances, and we may be required to obtain additional financing.
•We are dependent on the gaming industry and may be susceptible to the risks associated with it, including risks related to the effects of the COVID-19 pandemic, which could materially adversely affect our business, financial position or results of operations.
•Because a significant number of our major gaming resorts are concentrated on the Strip, we are subject to greater risks than a company that is more geographically diversified.
•Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations.
•Required regulatory approvals can delay or prohibit future leases or transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.
•Our operating agreement restricts the ownership and transfer of MGP’s outstanding Class A shares, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.
•Any mechanic’s liens incurred by the applicable tenant or the subtenants will attach to, and constitute liens on, our interest in the properties.
•Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders.
•The MGM-MGP Master Lease’s tenant may assign its responsibilities under the MGM-MGP Master Lease to unaffiliated third parties and may choose not to renew the MGM-MGP Master Lease or seek to renegotiate its terms at each renewal term.
•Our dividend yield could be reduced if we were to sell any of our properties in the future.
•An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of MGP’s Class A shares.
•We may be required to contribute insurance proceeds with respect to casualty events at our properties to the lenders under our debt financing agreements.
•Delaware law and provisions in our operating agreement may delay or prevent takeover attempts by third parties and therefore inhibit our shareholders from realizing a premium on their shares.
•In the event of a bankruptcy of a tenant under one of the leases, a bankruptcy court may determine that such lease is not a single lease but rather multiple severable leases, each of which can be assumed or rejected independently, in which case underperforming leases related to properties we or the MGP BREIT Venture own that are subject to a lease could be rejected by a tenant while tenant-favorable leases are allowed to remain in place.
•A bankruptcy court may judicially recharacterize either lease as a secured lending transaction, in which case we or the MGP BREIT Venture would not be treated as the owner of the applicable properties and could lose certain rights as the owners in the bankruptcy proceedings.

•We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we or the MGP BREIT Venture, as applicable, have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.
•Changes in building and/or zoning laws may require us to update a property in the event of recapture or prevent us from fully restoring a property in the event of a substantial casualty loss and/or require us to meet additional or more stringent construction requirements.
•Our properties are subject to risks from natural disasters such as earthquakes, hurricanes and severe weather.
•Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.

Risks Related to Our Affiliation with MGM
•We are controlled by MGM, whose interests in our business may conflict with ours or yours.
•We are dependent on MGM for the provision of administration services to our operations and assets, and we rely on MGM to maintain the security and integrity of our IT networks and related systems.
•MGP’s operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of its directors, officers and others.
•The MGM-MGP Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction.
•MGM may undergo a change of control without the consent of us or of our unitholders and shareholders.

Risks Related to MGP’s REIT Election and Status as a REIT
•If MGP fails to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations.
•Qualifying to be taxed as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and violations of these provisions could jeopardize our REIT qualification.
•The ownership limits that apply to REITs, as prescribed by the Code and by our operating agreement, may inhibit market activity in our shares and restrict our business combination opportunities.
•Distributions payable by REITs qualify for a less favorable tax rate than the reduced tax rates available for some dividends.
•REIT distribution requirements could adversely affect our ability to execute our business plan.
•To fund our growth strategy and refinance our indebtedness, we may depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all.

Risks Related to MGP’s Class A Shares
•The market price and trading volume of our shares may be volatile.
•Our cash available for distribution to shareholders may not be sufficient to make distributions at expected levels, and we may need to borrow in order to make such distributions, make such distributions in the form of shares or may not be able to make such distributions in full.
•Future offerings of debt and/or preferred equity securities, which may be senior to our shares for purposes of distributions or upon liquidation, or of additional Class A shares could adversely affect the market price of MGP’s Class A shares.

For a more complete discussion of the material risks facing our business, please see below.

Risks Related to Our Business and Operations

•Although all of our properties have re-opened to the public, they are opening without certain amenities and subject to certain occupancy limitations and we are unable to predict the length of time it will take for the properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic. As of the date of this annual report, all of the properties in our portfolio, including those held by the MGP BREIT Venture, were open to the public but continue to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction. Accordingly, our properties have continued to generate revenues for the tenant that are significantly lower than historical results. In addition, as a result of the continued impact of the COVID-19 pandemic and the emergence of variant strains, we expect that our properties may be subject to temporary, complete or partial shutdowns in the future. At this time we cannot predict whether the jurisdictions in which our properties are located, states or the federal government will continue to impose existing operating restrictions or adopt similar or more restrictive measures in the future, including stay-at-home orders or the temporary closure of all or a portion of our properties. Despite the aforementioned uncertainties and as it relates to the impact of the COVID-19 pandemic, our and MGP BREIT Venture’s tenants have implemented certain measures to mitigate the spread of COVID-19, including limits on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions, and other measures to enforce social distancing. We expect that our and MGP BREIT Venture’s tenants have seen, and will continue to see, weakened demand in light of continued domestic and international travel restrictions or warnings, consumer fears, reduced consumer discretionary spending and general economic uncertainty.

If our or MGP BREIT Venture’s tenants (or subtenants) were to experience a material adverse effect on their business, financial position, liquidity or results of operations, our business, financial position, results of operations, or cash flows could also be materially adversely affected. Under the terms of our and MGP BREIT Venture’s leases, tenants are still required to pay rent even though operations at the properties have ceased or are at significantly reduced levels. Should the tenants be unable or unwilling to continue to satisfy their respective rental obligations under the leases, and if MGM is unable or unwilling to make payments under certain guarantees of rental income it has provided us and the MGP BREIT Venture, although our tenants would be in default under the leases, we may be limited in our ability to enforce our rights under such leases. The inability or unwillingness of the tenants to meet their rental obligations (or MGM to meet its guarantee obligations) or other obligations under the leases, including capital expenditure requirements, could have a significant adverse effect on our business, financial position, results of operations, or cash flows, including our ability to pay distributions to our shareholders as required to maintain our status as a REIT or to satisfy our obligations under the terms of the agreements governing our indebtedness, including the notes. In addition, should there be a default under the leases, there can be no assurance that we or MGP BREIT Venture would be able to contract with other lessees on similar terms as the leases or at all.

Furthermore, the continuing impact of the COVID-19 pandemic may also limit MGM’s ability to access debt and equity capital markets on attractive terms or at all, which could affect our and MGP BREIT Venture’s tenants’ ability to fund business operations and make payments under any of their financial commitments (including with respect to the leases) on a timely basis or at all, and such inability to fund business operations or make payments under such financial commitments could have a material adverse effect on our business, financial position, results of operations, or cash flows.

The continued fluidity of the COVID-19 pandemic, including the emergence of variant strains, precludes any prediction as to the ultimate adverse impact the pandemic will have on our and our tenant’s business. However, the continued adverse impact of the pandemic on financial, economic and capital markets, and the potential for further material deterioration of such markets as the COVID-19 pandemic continues, present material uncertainty and risk with respect to our performance, financial condition, liquidity, results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects our business, financial position, results of operations, or cash flows, or the business, financial position, results of operations, or cash flows of our tenant, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

•We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations. Subsidiaries of MGM are the tenants under both the MGM-MGP Master Lease and the MGP BREIT Venture Lease, which collectively account for a substantial portion of our cash flows. Additionally, because the leases are triple-net leases, we, and the MGP BREIT Venture, depend on the tenants to pay all insurance, taxes, utilities, maintenance and repair expenses in connection with these properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. There can be no assurance that the tenants will have sufficient assets, income or liquidity to satisfy their respective payment obligations under the leases, including any payment obligations that may arise in connection with the indemnities, or that MGM will be able to satisfy its guarantees of the tenants’ obligations under the leases. Furthermore, there can be no assurance that we will have the right to seek reimbursement against an insurer or have any recourse against the tenants or MGM in connection with such liabilities. The tenants and MGM rely on the properties they own and/or operate for income to satisfy their obligations, including their debt service requirements and lease payments due to us, or the MGP BREIT Venture, under the applicable lease. If income from these properties were to decline for any reason, including as a result of the effects of the COVID-19 pandemic, or if the tenants’ or MGM’s debt service requirements or other financial obligations were to increase, whether due to an increase in interest rates, additional rent payments or otherwise, the tenants may become unable or unwilling to satisfy their respective payment obligations under the leases and MGM may become unable or unwilling to make payments under its guarantees of the leases. If either tenant were unable or unwilling to meet its rent obligations and other obligations for one or more of the properties, there can be no assurances that we, or the MGP BREIT Venture, would be able to contract with other lessees on similar terms as the leases or at all. The inability or unwillingness of the tenants to meet their rent obligations and other obligations under the leases could materially adversely affect our business, financial position or results of operations, including our ability to pay distributions to our shareholders as required to maintain our status as a REIT. For these reasons, if the tenants or the guarantor were to experience a material adverse effect on their respective businesses, financial positions or results of operations, our business, financial position or results of operations could also be materially adversely affected.

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

•We depend on the properties leased to MGM for substantially all of our anticipated cash flows. Unless and until we acquire additional properties, we will depend on properties operated by subsidiaries of MGM for substantially all of our anticipated cash flows. We may not immediately acquire other properties to further diversify and increase our sources of cash flow and reduce our portfolio concentration. Any default with regard to any property under either lease will cause a default with regard to the entire portfolio covered by such lease. Consequently, the impairment or loss of any one or more of the properties could materially and disproportionately reduce our, or the MGP BREIT Venture’s, ability to collect rent and, as a result, have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our shareholders.

In addition, although the tenants’ performance and payments under the leases are guaranteed by MGM, a default by a tenant with regard to any property under a lease, or by MGM with regard to its guarantee of such lease, will cause a default with regard to the entire portfolio covered by such lease. There can be no assurances that a tenant or MGM would assume the applicable lease or guarantee, as applicable, in the event of a bankruptcy, and if such lease or guarantee were rejected, the tenant or MGM, as applicable, may not have sufficient funds to pay the damages that would be owed to us as a result of the rejection. For these and other reasons, the bankruptcy of a tenant or MGM could have a material adverse effect on our business, financial condition and results of operations.

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

•We may have assumed, and in the future may assume, unknown liabilities in connection with acquisitions. Our properties may be subject to unknown existing liabilities. These liabilities might include liabilities for clean-up or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with the properties, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While the leases will allocate responsibility for many of these liabilities to the tenants under the leases, if the tenants fail to discharge these liabilities, we or the MGP BREIT Venture could be required to do so. Additionally, while in some instances we or the MGP BREIT Venture may have the right to seek reimbursement against an insurer, any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited. There can be no assurance that we or the MGP BREIT Venture will be entitled to any such reimbursement or that ultimately we or the MGP BREIT Venture will be able to recover in respect of such rights for any of these historical liabilities.

•MGP’s sole material assets are Operating Partnership units representing 47.0% of the ownership interests in the Operating Partnership, as of December 31, 2020, over which MGP has operating control through its ownership of the Operating Partnership’s general partner. Because MGP’s interest in the Operating Partnership represents its only cash-generating asset, its cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to MGP. MGP is a holding company whose sole material assets are Operating Partnership units representing 47.0% of the ownership interests in the Operating Partnership, as of December 31, 2020, and its ownership interest in the general partner of the Operating Partnership. The source of MGP’s earnings and operating cash flow consists exclusively of cash distributions from the Operating Partnership. Therefore, MGP’s ability to make distributions to its Class A shareholders is completely dependent on the performance of the Operating Partnership and its ability to distribute funds to MGP. The Operating Partnership’s partnership agreement requires it to distribute to MGP all or such portion of its available cash each quarter as determined by the general partner. The general partner, MGP’s wholly owned subsidiary, intends to cause the Operating Partnership to make such distributions and retain such cash reserves to provide for the proper conduct of its business, to enable it to make distributions to MGP so that MGP can make distributions to its Class A shareholders, or to comply with applicable law or any of the Operating Partnership’s debt or other agreements.

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

•Our ability to sell any of our properties may be restricted by the terms of the leases or may be otherwise limited. Our ability to sell or dispose of the properties may be hindered by the fact that such properties are subject to the leases, as the terms of the leases may make such properties less attractive to a potential buyer than alternative properties that may be for sale. In addition, the leases provide that we may not sell the respective properties to certain competitors of MGM, limiting the number of potential purchasers of our properties for as long as the properties are subject to the leases. Furthermore, even if any potential sale or disposition were not restricted by the applicable lease, real estate investments are relatively illiquid and may be difficult to sell quickly. Accordingly, our ability to promptly sell any of the properties in our portfolio in response to any changes in economic, financial, industry or other conditions may be limited.

•If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives. Our success depends in large part upon the leadership and performance of our executive management team, particularly James C. Stewart, our Chief Executive Officer, and Andy H. Chien, our Chief Financial Officer. The appointment of certain key members of our executive management team will be subject to regulatory approvals based upon suitability determinations by gaming regulatory authorities in the jurisdictions where our properties are located. If Messrs. Stewart or Chien are found unsuitable by any such gaming regulatory authorities, or if we otherwise lose their services, we would have to find alternative candidates and may not be able to successfully manage our business or achieve our business objectives.

•We may face extensive regulation from certain gaming and other regulatory authorities, and our operating agreement provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption. The ownership, operation and management of gaming facilities are subject to pervasive regulation. Certain gaming authorities in the jurisdictions in which MGM operates may require us and our affiliates to maintain a license as a key business entity or supplier because of our status as landlord. Gaming authorities also retain great discretion to require us to be found suitable as a landlord, and certain of our shareholders, officers and directors may be required to be found suitable as well.

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

Gaming authorities may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards. If we are required to be found suitable and are found suitable as a landlord, we will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us, we:
•pay that person any distribution or interest upon any of our voting securities;
•allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
•pay remuneration in any form to that person for services rendered or otherwise; or
•fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including if necessary, the immediate purchase of the voting securities for cash at fair market value.

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

Further, our directors, officers, key employees and investors in our shares must meet approval standards of certain gaming regulatory authorities. If such gaming regulatory authorities were to find such a person or investor unsuitable, we may be required to sever our relationship with that person or the investor may be required to dispose of his, her or its interest in us. Furthermore, because we and our tenants are subject to regulation in numerous jurisdictions, and because regulatory agencies within each jurisdiction review compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions. Our operating agreement provides that all of our shares held by investors who are found to be unsuitable by regulatory authorities are subject to redemption upon our receipt of notice of such finding. Gaming regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards.

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

•We will have future capital needs and may not be able to obtain additional financing on acceptable terms. As of December 31, 2020, we had outstanding indebtedness in principal amount of $4.2 billion. We may also incur additional indebtedness in the future to refinance our existing indebtedness, fund potential additional redemptions of Operating Partnership units held by MGM, or to finance newly acquired properties or for general corporate or other purposes. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay distributions, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit the Operating Partnership’s and MGP’s operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. Further, to the extent we were required to incur indebtedness, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

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

•Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes and our other debt. We have a significant amount of indebtedness. As of December 31, 2020, we had outstanding indebtedness in principal amount of $4.2 billion and had $1.3 billion available for borrowing under our revolving credit facility. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

•make it more difficult for us to satisfy our obligations with respect to the notes and our other debt;
•increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;
•require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that are not as highly leveraged;
•limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and
•result in an event of default if we fail to satisfy our obligations under the notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures or our other debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

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

In addition, covenants in the debt agreement at the MGP BREIT Venture may limit its ability to pay distributions to us. The MGP BREIT Venture debt agreement requires that the tenant under such lease maintain a tenant EBITDAR to rent ratio above a specified level. If the tenant fails to meet this ratio, then the borrowers will be unable to distribute excess cash flow to us unless we provide an excess cash flow guarantee. Any limits on the ability of us to deliver an excess cash flow guarantee and the resulting limitations on the MGP BREIT Venture’s ability to distribute cash to us could adversely affect our business, results of operations, or cash flows.

•The MGM-MGP Master Lease requires us to pay for certain capital improvements or to purchase certain personal property from the tenant in certain circumstances, and we may be required to obtain additional financing. The MGM-MGP Master Lease provides that, if MGM were required to cease consolidating us within its financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) at any time in the future (a “deconsolidation event”), we may be required to pay the tenant, should the tenant so elect, an amount equal to the fair market value of certain capital improvements made by or at the direction of the tenant or the MGM-MGP Master Lease operating subtenants from the start of the term of the MGM-MGP Master Lease until the deconsolidation event, subject to an initial cap of $100 million in the first year of the MGM-MGP Master Lease increasing annually by $75 million each year thereafter. Rent under the MGM-MGP Master Lease will increase by a factor applied to such amount paid by us to the tenant. If such a deconsolidation event were to occur and we do not elect to pay in equity, we may not have sufficient liquidity to fund these payments in respect of capital improvements, and may be required to obtain additional financing, which could adversely affect funds for future acquisitions and have a material adverse effect on our business, financial position or results of operations. Alternatively, we may elect to make payments in respect of the capital improvements in the form of equity, which could be dilutive to existing shareholders.

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

•We are dependent on the gaming industry and may be susceptible to the risks associated with it, including risks related to the effects of the COVID-19 pandemic on the gaming industry, which could materially adversely affect our business, financial position or results of operations. As the owner of properties associated with gaming facilities, we will be impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends, reductions in discretionary consumer spending and corporate spending on conventions and business development and preferences and other factors over which we and MGM have no control, and which has been adversely affected by the COVID-19 pandemic. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities offered at our properties. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and future acts of terrorism. In particular, the COVID-19 pandemic and its consequences dramatically reduced travel and demand for hotel rooms and other casino resort amenities offered at our properties, which caused a negative impact on the gaming industry in 2020, and the COVID-19 pandemic is expected to continue to negatively impact the industry for the quarter ending March 31, 2021 and potentially thereafter. The extent to which the COVID-19 pandemic impacts the gaming industry and, consequently, our business, operations, and financial results, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a, or multiple, resurgences in the future), the availability and successful distribution of vaccines and the continued impact of domestic and international travel restrictions or warnings. Because a component of the rent under the MGM-MGP Master Lease is based, over time, on the actual net revenues (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue) of the tenant and, without duplication, the subtenants from the leased properties subject to the MGM-MGP Master Lease, a decrease in the revenues of the tenant would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio. Specifically, the MGM-MGP Master Lease provides that, starting with the lease year commencing on April 1, 2022, if the addition of the annual escalator to the prior lease year would result in a net revenue to rent ratio for the immediately preceding year of less than 6.25:1.00, then the escalation for such lease year would be zero. In addition, the percentage rent component of the MGM-MGM Master Lease resets every five years, with the first reset date on April 1, 2022, to a fixed annual amount equal to 1.4% of the annual net revenues of the facilities then subject to the lease for the trailing five-year period. In light of the impact of the COVID 19 pandemic on the tenant’s revenues in 2020, and the expectation that revenue will continue to be impacted in 2021, there can be no assurances that the rent under the MGM-MGMP Master Lease will not be impacted in future years as a result of the pandemic pursuant to the terms of the MGM-MGP Master Lease.

•Because a significant number of our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a company that is more geographically diversified. Given that a significant number of our major resorts are concentrated on the Strip, including the properties held by the MGP BREIT Venture, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect the business of the tenants. We cannot control the number or frequency of flights to or from Las Vegas, but the tenants rely on air traffic for a significant portion of their visitors. Reductions in flights by major airlines have occurred as a result of the COVID-19 pandemic and could occur in the future as a result of higher fuel prices or lower demand which would impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Moreover, due to the concentration of our major resorts that operate on the Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, and severe or inclement weather, should such developments occur in or nearby Las Vegas.

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

•Our operating agreement restricts the ownership and transfer of MGP’s outstanding Class A shares, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company. In order for MGP to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which it elects to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own MGP’s shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Also, subject to limited exceptions, neither we nor an actual or constructive owner of 10% or more (by value) of our shares may actually or constructively own 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of the tenant. Any tenant that exceeds such ownership limits is referred to as a related party tenant, and rent from a related party tenant generally will not qualify under the REIT income tests.

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

•Any mechanic’s liens incurred by the applicable tenant or the subtenants will attach to, and constitute liens on, our interest in the properties. To the extent the tenants under the leases or their subtenants make any improvements, these improvements could cause mechanic’s liens to attach to the properties. To the extent that mechanic’s liens, or similar claims, are recorded against any of the properties or any properties we may acquire in the future, the holders of such mechanic’s liens or claims may enforce them by court action and courts may cause the applicable properties or future properties to be sold to satisfy such liens or claims, which could negatively impact our revenues, results of operations and our distributions to shareholders. Further, holders of such liens or claims could have priority over MGP’s Class A shareholders in the event of bankruptcy or liquidation, and as a result, a trustee in bankruptcy may have difficulty realizing or foreclosing on such properties in any such bankruptcy or liquidation, and the amount of distributions MGP’s Class A shareholders could receive in such bankruptcy or liquidation could be reduced.

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

•The MGM-MGP Master Lease’s tenant may assign its responsibilities under the MGM-MGP Master Lease to unaffiliated third parties. The MGM-MGP Master Lease’s tenant may assign its obligations under the MGM-MGP Master Lease (including with respect to one or more individual properties) to a third party assignee without our consent if such assignee meets certain conditions under the MGM-MGP Master Lease regarding its experience operating large-scale casinos (or in the case of any of our non-gaming properties, experience operating similar properties), licensing status and economic condition, among other requirements. Despite these assignment requirements, there can be no assurances that any future assignee of the tenant’s obligations under the MGM-MGP Master Lease would be as creditworthy as the tenant or MGM, or would be able to operate the properties with the same operational expertise as the tenant and MGM, which could have a material adverse effect on our business, financial condition, results of operations.

•We may be unable to realize the anticipated benefit of the rent escalators in our MGM-MGP Master Lease. Although the MGM-MGP Master Lease provides that the base rent will be escalated annually by 2.0% for the second through the sixth lease years (as defined in the MGM-MGP Master Lease), thereafter this rent escalation is subject to the tenant and, without duplication, the MGM-MGP Master Lease operating subtenants collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the MGM-MGP Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). If the rent escalation were not to apply in any particular year, no arrears would accrue or be payable in future lease years. Therefore, there can be no assurance that we will ever realize the benefit of the rent escalators in the MGM-MGP Master Lease after the sixth lease year, which could have a material adverse effect on anticipated future cash flows and our ability to increase our distributions to shareholders.

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

•An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of MGP’s Class A shares. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations in excess of interest rate swap agreements. This increased cost could make the financing of any acquisition more costly, as well as lower future period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Further, the dividend yield on MGP’s Class A shares, as a percentage of the price of such shares, will influence the price of such shares. Thus, an increase in market interest rates may lead prospective purchasers of MGP’s Class A shares to expect a higher dividend yield, which would adversely affect the market price of MGP’s Class A shares.

•The tenant may choose not to renew the MGM-MGP Master Lease or seek to renegotiate the terms of the MGM-MGP Master Lease at each renewal term. The MGM-MGP Master Lease generally has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter (other than with respect to MGM National Harbor, as described below), solely at the option of the tenant. The initial term of the MGM-MGP Master Lease with respect to MGM National Harbor ends on August 31, 2024. Thereafter, the initial term of the MGM-MGP Master Lease with respect to MGM National Harbor may be renewed at the option of the tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the MGM-MGP Master Lease or the next renewal term (depending on whether MGM elects to renew the other properties under the MGM-MGP Master Lease in connection with the expiration of the initial ten-year term). If, however, the tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the MGM-MGP Master Lease, the tenant would also lose the right to renew the MGM-MGP Master Lease with respect to the rest of the properties when the initial ten-year lease term related to the rest of the properties ends in 2026. At the expiration of any additional renewal term thereafter, the tenant may choose not to renew the MGM-MGP Master Lease or seek to renegotiate the terms of the MGM-MGP Master Lease. If the MGM-MGP Master Lease expires without renewal, or the terms of the MGM-MGP Master Lease are modified in a way which is adverse to us, our results of operations and our ability to maintain previous levels of distributions to unitholders and shareholders may be adversely affected.

•We may be required to contribute insurance proceeds with respect to casualty events at our properties to the lenders under our debt financing agreements. In the event that we were to receive insurance proceeds with respect to a casualty event at any of our properties, we may be required under the terms of our debt financing agreements to contribute all or a portion of those proceeds to the repayment of such debt, which may prevent us from restoring such properties to their prior state. If the remainder of the proceeds (after any such required repayment) were insufficient to make the repairs necessary to restore the damaged properties to a condition substantially equivalent to its state immediately prior to the casualty, we may not have sufficient liquidity to otherwise fund these repairs and may be required to obtain additional financing, which could have a material adverse effect on our business, financial position or results of operations.

•Delaware law and provisions in our operating agreement may delay or prevent takeover attempts by third parties and therefore inhibit our shareholders from realizing a premium on their shares. Our operating agreement and Delaware law both contain provisions that are intended to prevent coercive takeover practices and inadequate takeover bids and to require prospective acquirers to negotiate with our board of directors.

MGP’s operating agreement does, among other things:

•provide majority voting rights to the holder of MGP’s outstanding Class B share;
•provide that any merger, consolidation, conversion, sale or other disposition of our assets requires approval of our board of directors;
•require advance notice for our shareholders to nominate candidates for election to our board of directors or to propose business to be considered by our shareholders at a meeting of our shareholders;
•allow us to issue additional securities, including, but not limited to, preferred shares, without approval by our shareholders;
•allow the board of directors to amend the operating agreement without the approval of the shareholders except under certain specified circumstances;
•require that (subject to certain exceptions) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the aggregate value or number (whichever is more restrictive) of any class of MGP’s shares (other than MGP’s Class B share) or more than 9.8% in value of the aggregate outstanding shares of all classes and series of MGP’s shares; and
•limit the ability of our shareholders to call special meetings of our shareholders or to act by written consent.

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

•In the event of a bankruptcy of a tenant under one of the leases, a bankruptcy court may determine that such lease is not a single lease but rather multiple severable leases, each of which can be assumed or rejected independently, in which case underperforming leases related to properties we or the MGP BREIT Venture own that are subject to a lease could be rejected by a tenant while tenant-favorable leases are allowed to remain in place. The tenants, which are subsidiaries of MGM, lease all of the properties pursuant to the leases. Bankruptcy laws afford certain protections to tenants that may also affect the leases, each of which may be treated for purposes of bankruptcy laws as either a single lease for all the applicable properties or as separate and severable leases for each of such properties. Subject to certain restrictions, a tenant under a lease generally is required to assume or reject the lease as a whole, rather than making the decision on a property-by-property basis. This prevents the tenant from assuming only the better performing properties and terminating the lease with respect to the poorer performing properties. However, it is possible that a bankruptcy court could determine that a single “master lease” covering multiple properties is not a single indivisible lease but rather is multiple severable leases each of which can be assumed or rejected independently. Whether or not a bankruptcy court will require that either lease must be assumed or rejected as a whole depends upon a “facts and circumstances” analysis considering a number of factors, including the parties’ intent, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each property included in such lease, whether the landlord or tenant under such lease had the ability to dispose of its interest in any property included in such lease, the provisions contained in the relevant documents and applicable state law. If a bankruptcy court in a bankruptcy of a tenant were to determine that such tenant’s lease is not a single lease but rather multiple severable leases each of which can be assumed or rejected independently, certain underperforming leases related to properties we or the MGP BREIT Venture own could be rejected by such tenant in bankruptcy while tenant-favorable leases are allowed to remain in place, thereby adversely affecting payments to us or the MGP BREIT Venture derived from the properties.

•A bankruptcy court may judicially recharacterize either lease as a secured lending transaction, in which case we or the MGP BREIT Venture would not be treated as the owner of the applicable properties and could lose certain rights as the owners in the bankruptcy proceedings. It is possible that, if we or the MGP BREIT Venture were to become subject to bankruptcy proceedings, a bankruptcy court could re-characterize the lease transactions set forth in the applicable lease as secured lending transactions depending on its interpretation of the terms of such lease, including, among other factors, the length of such lease relative to the useful life of the leased property. If a lease were judicially recharacterized as a secured lending transaction, we or the MGP BREIT Venture, as applicable, would not be treated as the owner of the applicable properties and could lose the legal as well as economic attributes of the owners of the properties, which could have a material adverse effect on our business, financial position or results of operations.

•We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we or the MGP BREIT Venture, as applicable, have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense. While each lease requires, and any new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenant, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that are or will be subject to sublimits and may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

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

•Changes in building and/or zoning laws may require us to update a property in the event of recapture or prevent us from fully restoring a property in the event of a substantial casualty loss and/or require us to meet additional or more stringent construction requirements. Due to changes, among other things, in applicable building and zoning laws, ordinances and codes that may affect certain of our properties that have come into effect after the initial construction of the properties, certain properties may not comply fully with current building and/or zoning laws, including electrical, fire, health and safety codes and regulations, use, lot coverage, parking and setback requirements, but may qualify as permitted non-conforming uses. Although each lease requires the tenant to pay for and ensure continued compliance with applicable law, there is no assurance that future leases will be negotiated on the same basis or that the tenants or other future tenants will make the required changes as required by the terms of such lease and/or any future leases we may enter into. In addition, such changes may limit a tenant’s ability to restore the premises of a property to its previous condition in the event of a substantial casualty loss with respect to the property or the ability to refurbish, expand or renovate such property to remain compliant, or increase the cost of construction in order to comply with changes in building or zoning codes and regulations. If a tenant is unable to restore a property to its prior use after a substantial casualty loss or is required to comply with more stringent building or zoning codes and regulations, we or MGP BREIT Venture may be unable to re-lease the space at a comparable effective rent or sell the property at an acceptable price, which may materially and adversely affect us.

•Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments. As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. Although we will not operate or manage most of our property, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release.

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

•Certain properties are subject to restrictions pursuant to reciprocal easement agreements, operating agreements, or similar agreements. Many of the properties are, and properties that we acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements that could adversely affect our ability to lease space to third parties. Such restrictions could include, for example, limitations on alterations, changes, expansions or reconfiguration of properties; limitations on use of properties; limitations affecting parking requirements; or restrictions on exterior or interior signage or facades. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding or redeveloping. Failure to secure such consents when necessary may harm our ability to execute leasing strategies, which could adversely affect our business, financial condition or results of operations.

•Our properties are subject to risks from natural disasters such as earthquakes, hurricanes and severe weather. Our properties are located in areas that may be subject to natural disasters, such as earthquakes, and extreme weather conditions, including, but not limited to, hurricanes. Such natural disasters or extreme weather conditions may interrupt operations at the casino resorts, damage our properties, and reduce the number of customers who visit our facilities in such areas. A severe earthquake in Las Vegas could damage or destroy a number of our properties. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we expect to operate could adversely affect the business and results of operations at our properties. Although the tenants are required to maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we or MGP BREIT Venture, as applicable, or the tenants will be able to fully insure such losses or fully collect, if at all, on claims resulting from such natural disasters or extreme weather conditions. Furthermore, to the extent that climate change causes changes in weather patterns, risks from natural disasters and severe weather could be exacerbated, which could result in additional adverse effects on our properties and results of operation.

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

•Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations. Terrorist attacks or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by the tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that a tenant is affected by future attacks, its business similarly could be adversely affected, including its ability to continue to meet obligations under its lease. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

•The operation of our properties will require, and the operation of properties acquired in the future will likely require, the use of certain brand names. The operation of our properties requires the use of certain brand names, and the terms of the leases do not require the tenants, MGM or any of its subsidiaries to transfer any intellectual property rights associated with any casino resort to us or MGP BREIT Venture or to potential new tenants. If the tenants or another subsidiary of MGM were to cease being the tenants of the properties under the leases, we or MGP BREIT Venture, as applicable, or a successor tenant may be required to rebrand and/or renovate such properties at substantial cost. If we or MGP BREIT Venture, as applicable, are unable to successfully manage the transition of our or its business to new brands in order to accommodate future tenants, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•We have engaged and may engage in hedging transactions that may limit gains or result in losses. We have used derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2020, we have interest rate swap agreements to mitigate the interest rate risk inherent in our senior secured credit facility that are currently effective with a total $1.9 billion of notional amount. We have an additional $900 million of notional amount of forward starting swaps that are not yet effective. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

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

Furthermore, various conflicts of interest between MGM and us could arise. Some of MGP’s directors may own more stock in MGM than in our company. Ownership interests of officers and directors of MGM in MGP’s shares, or a person’s service as either an officer or director of both companies, could create or appear to create potential conflicts of interest when those officers and directors are faced with decisions that could have different implications for MGM and us. Potential conflicts of interest could also arise if we enter into any new commercial arrangements with MGM while it maintains control through the Class B share. Furthermore, our ability to lease our properties to or acquire properties from companies other than MGM or its affiliates in the future could be limited. In particular, we are prevented from selling or leasing our properties or interests in the Operating Partnership or the MGM-MGP Master Lease landlord to competitors of MGM. Our operating agreement provides that MGM has no duty to refrain from engaging in the same or similar business activities or lines of business, doing business with any of our customers or employing or otherwise engaging any of our directors, officers or employees, and MGM is not obligated to identify, acquire or sell us any properties in the future.

In addition, if MGM engages in the same type of business we conduct, our ability to successfully operate and expand our business may be hampered. Pursuant to the terms of MGP’s operating agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to, among others, MGM and its affiliates and our directors or executive officers or any of their affiliates. Some of MGP’s executive officers and directors may also serve as officers and directors of MGM. No such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any shareholder for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Therefore, MGM and its affiliates may compete with us for investment opportunities and may own an interest in entities that compete with us on an operations basis. If MGM were to engage in a business in direct competition with us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We have various agreements that govern our relationship with MGM, some of which were entered into at the time of our initial public offering and, as a result, were determined by MGM and thus may not be representative of what we have achieved on a stand-alone basis or from an unaffiliated third party.

•We are dependent on MGM for the provision of administration services to our operations and assets, and we rely on MGM to maintain the security and integrity of our IT networks and related systems. The operation of our business depends on the administration services provided by MGM, including, among others, accounting, financial reporting, human resources, information systems, tax and legal services. MGM’s personnel and support staff that provide services to us are not required to act exclusively for us, and no specific individuals are required to be provided to us by MGM. Any failure to effectively manage our operations or to implement our strategy could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, we rely extensively on MGM to maintain the security and integrity of our IT networks and related systems and, as a result, we are subject to risks associated with security breaches at MGM, whether through cyber-attacks or cyber-intrusions, and other disruptions of MGM’s IT systems. There can be no assurance that MGM’s security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any disruption in the availability of our computer systems, through cyber-attacks or otherwise, could adversely affect our operations. For example, a security breach or other significant disruption involving our IT networks and related systems could impact the proper functioning of our networks and systems, result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines, result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT, result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes, require significant management attention and resources to remedy any damages that result, subject us to claims for breach of contract, damages, credits, penalties or termination of certain agreements, cause an increase in cybersecurity protection or insurance costs, or damage our reputation among our investors generally. Any or all of the foregoing could adversely affect our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our Class A shares.

•MGP’s operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of its directors, officers and others. MGP’s operating agreement provides that its board of directors, in exercising its rights in its capacity as members of the board of directors, is entitled to consider only such interests and factors as they desire, including MGM’s interests, and has no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us and is not subject to any different standards imposed by our operating agreement, the Limited Liability Company Act of Delaware or under any other law, rule or regulation or in equity. Similarly, MGP’s operating agreement provides that its officers, MGM and its affiliates and any other person eligible for indemnification under the terms of our operating agreement do not have any duties or liabilities, including fiduciary duties, to the fullest extent permitted by law, to us, any shareholder or any other person.

•MGM has no obligation to fund our future capital needs. MGM has no obligation to fund our business and operations, and does not guarantee or otherwise provide credit support for our indebtedness. We cannot assure our unitholders and shareholders that adequate sources of funding will be available to us on favorable terms or at all. As a result, we may not be able to fund our future capital needs, which could have an adverse effect on our business, financial condition and results of operations.

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

•We are a “controlled company” within the meaning of applicable stock market rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements that provide protection to shareholders of other companies. MGM owns more than 50% of the voting power of our outstanding shares entitled to vote generally in the election of directors, and we are a “controlled company” under applicable stock exchange corporate governance standards. As a controlled company, we intend to rely on exemptions from certain stock exchange corporate governance standards, including the requirements that:

•the majority of our board of directors consists of independent directors;
•we have a nominating and governance committee composed entirely of independent directors with a written operating agreement addressing the committee’s purpose and responsibilities; and
•we have a compensation committee composed entirely of independent directors with a written operating agreement addressing the committee’s purpose and responsibilities.
•We intend to rely on these exemptions, and, as a result, you will not have the same protections afforded to shareholders of companies that are subject to all of the stock exchange corporate governance requirements.

Risks Related to MGP’s REIT Election and Status as a REIT

•If MGP fails to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations. We intend to continue to operate in a manner that will allow MGP to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. We received opinions of Weil, Gotshal & Manges LLP (“REIT Tax Counsel”) that, commencing with our taxable year ended December 31, 2016, MGP was organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and MGP’s proposed method of operations will enable it to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ended December 31, 2020 and subsequent taxable years. You should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service (“IRS”) or any court. The opinion of REIT Tax Counsel represents only the view of REIT Tax Counsel, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by MGM and us, including representations relating to the values of our assets and the sources of our income. The opinions were expressed as of the date issued. REIT Tax Counsel will have no obligation to advise MGM, us or the holders of our shares of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of REIT Tax Counsel and our qualification to be taxed as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by REIT Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Any failure to qualify to be taxed as a REIT, or failure to remain to be qualified to be taxed as a REIT, would have an adverse effect on our business, financial condition and results of operations.

•Qualifying to be taxed as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and violations of these provisions could jeopardize our REIT qualification. Qualification to be taxed as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize MGP’s REIT qualification. MGP’s qualification to be taxed as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, MGP’s ability to satisfy the requirements to qualify to be taxed as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence.

•The ownership limits that apply to REITs, as prescribed by the Code and by our operating agreement, may inhibit market activity in our shares and restrict our business combination opportunities. In order for MGP to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares may be owned, beneficially or constructively, by five or fewer individuals, as defined in the Code to include certain entities, at any time during the last half of each taxable year after the first year for which MGP elects to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own MGP’s shares during at least 335 days of a taxable year (other than the first taxable year for which it elects to be taxed as a REIT). Also, subject to limited exceptions, neither MGP nor an actual or constructive owner of 10% or more (by value) of its shares may actually or constructively own 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of the tenant. Any tenant that exceeds such ownership limits is referred to as a related party tenant, and rent from a related party tenant generally will not qualify under the REIT income tests. Subject to certain exceptions, MGP’s operating agreement authorizes its board of directors to take such actions as are necessary and desirable to preserve its qualification to be taxed as a REIT. MGP’s operating agreement also provides that, unless exempted by the board of directors in its sole discretion, no person may own more than 9.8% in value or in number, whichever is more restrictive, of any class of its shares (other than its Class B share) or 9.8% in value of the aggregate outstanding shares of all classes and series of its shares, including if repurchases by us cause a person’s holdings to exceed such limitations. The constructive ownership rules are complex and may cause Class A shares owned directly or constructively by a group of related individuals to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for our shares or otherwise be in the best interests of our shareholders.

•Distributions payable by REITs qualify for a less favorable tax rate than the reduced tax rates available for some dividends. While distributions payable by REITs for tax years beginning after December 31, 2017 are eligible for a 20% pass-through deduction pursuant to Section 199A of the Code, the resultant net tax rate will generally be higher than the more favorable tax rates applicable to regular corporate qualified dividends. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including MGP’s Class A shares.

•REIT distribution requirements could adversely affect our ability to execute our business plan. To maintain REIT status, MGP must meet a number of organizational and operational requirements, including a requirement that it annually distributes to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends-paid deduction and including any net capital gains, MGP will be subject to U.S. federal corporate income tax on its undistributed net taxable income. In addition, MGP will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to Class A shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to Class A shareholders to comply with the REIT requirements of the Code.

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

•To fund our growth strategy and refinance our indebtedness, we may depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all. To maintain REIT status, MGP must meet a number of organizational and operational requirements, including a requirement that it annually distributes to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. As a result of these requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, solely from operating cash flows. Consequently, we intend to rely on third-party capital market sources for debt or equity financing to fund our business strategy. In addition, we will likely need third-party capital market sources to refinance our indebtedness at maturity. Continued or increased turbulence in the United States or international financial markets and economies could adversely affect our ability to replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

•the market’s perception of our growth potential;
•our then-current levels of indebtedness;
•our historical and expected future earnings, cash flows and cash distributions; and
•the market price of MGP’s Class A shares.

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

•Even if MGP remains qualified to be taxed as a REIT, we may face other tax liabilities that reduce our cash flow. Even if MGP remains qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. We may in the future own one or more TRSs subject to federal, state and local corporate-level income taxes as a regular C corporation. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

•Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities. To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing MGP’s REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our unitholders and shareholders.

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

•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities. The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into primarily to manage risk of currency fluctuations or to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be taxed as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise choose to bear. In addition, losses in a TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

•If MGP fails to meet the REIT income tests as a result of receiving non-qualifying income, we would be required to pay a penalty tax in order to retain MGP’s REIT status, or MGP may fail to qualify as a REIT. Certain income we receive could be treated as non-qualifying income for purposes of the REIT requirements. For example, rents we receive or accrue from the tenant will not be treated as qualifying rent for purposes of these requirements if the MGM-MGP Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the MGM-MGP Master Lease is not respected as a true lease for U.S. federal income tax purposes, MGP may fail to qualify to be taxed as a REIT. Even if MGP has reasonable cause for a failure to meet the REIT income tests as a result of receiving non-qualifying income, we would nonetheless be required to pay a penalty tax in order to retain MGP’s REIT status.

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

Risks Related to MGP’s Class A Shares

•The market price and trading volume of our shares may be volatile. The market price of MGP’s Class A shares may be volatile. In addition, the trading volume in MGP’s Class A shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of MGP’s Class A shares will not fluctuate or decline significantly in the future.

Some of these factors, many of which are beyond our control, could negatively affect the market price of MGP’s Class A shares or result in fluctuations in the price or trading volume of MGP’s Class A shares include:

•actual or anticipated variations in our quarterly results of operations or distributions;
•changes in our funds from operations or earnings estimates;
•publication of research reports about us or the real estate or gaming industries;
•changes in market interest rates that may cause purchasers of our shares to demand a different yield;
•changes in market valuations of similar companies;
•market reaction to any additional debt we may incur in the future;
•additions or departures of key personnel;
•actions by institutional shareholders;
•speculation in the press or investment community about our company or industry or the economy in general;
•the occurrence of any of the other risk factors presented in our periodic reports;
•general market and economic conditions; and
•enactment of legislation that could materially reduce or eliminate the tax advantages of REITs.

•Our cash available for distribution to shareholders may not be sufficient to make distributions at expected levels, and we may need to borrow in order to make such distributions, make such distributions in the form of shares or may not be able to make such distributions in full. Distributions that we make are authorized and determined by MGP’s board of directors in its sole discretion out of funds legally available therefor. While we anticipate maintaining relatively stable distribution(s) during each year, the amount, timing and frequency of distributions are at the sole discretion of MGP’s board of directors and will be declared based upon various factors, including, but not limited to: future taxable income, limitations contained in debt instruments, debt service requirements, operating cash inflows and outflows including capital expenditures and acquisitions, the distribution requirements for REITs under the Code, and other factors our board deems relevant and applicable law, and there can be no assurance that we will be able to make distributions to our unitholders and Class A shareholders or maintain our anticipated level of distributions over time.

Furthermore, if any tenant was unable to make rental payments under the applicable lease and MGM was unable to fulfill its obligations under its applicable guarantee, our ability to make distributions would be materially impaired. Consequently, there can be no assurance that we will ever be able to make distributions at the anticipated distribution rate or be able to maintain our anticipated distribution rate over time, and any change in our distribution policy could have a material adverse effect on the market price of our Class A shares. In addition, to the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flows to shareholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of MGP’s Class A shares. Our failure to meet market expectations with regard to future earnings and cash distributions could adversely affect the market price of MGP’s Class A shares.

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

•Future offerings of debt and/or preferred equity securities, which may be senior to our shares for purposes of distributions or upon liquidation, or of additional Class A shares could adversely affect the market price of MGP’s Class A shares. In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred shares. If a liquidation event were to occur, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our shares. Additional equity offerings, including any future sales of Class A shares through our “at-the-market offering” (“ATM”) program, may dilute the holdings of our existing shareholders or reduce the market price of MGP’s Class A shares, or both. Holders of MGP’s Class A shares are not entitled to preemptive rights or other protections against dilution. MGP’s preferred shares, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of MGP’s Class A shares. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of MGP’s Class A shares and diluting their shareholdings in us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The location and general characteristics of our properties are provided in Part I, Item 1. Business

As of December 31, 2020, the land and substantially all of the assets of our properties, other than MGM National Harbor and Empire City, secure the obligations under the Operating Partnership’s senior secured credit facility.

ITEM 3.    LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 13 – Commitments and Contingencies in the accompanying consolidated financial statements.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities with respect to MGP

Market Information

Our Class A shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “MGP.”

Holders

There were 79 record holders of our Class A shares as of February 18, 2021. A nominee of DTC is one of the record holders for the Class A shares, which holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold securities for their own accounts or for the accounts of their customers.

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

Holders

There were 12 record holders of our Operating Partnership units as of February 18, 2021 consisting entirely of MGP, MGM and subsidiaries of MGM.

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

The Operating Partnership redeemed 9.4 million Operating Partnership units from a subsidiary of MGM on April 1, 2019 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were redeemed as part of the consideration relating to the Northfield OpCo Transaction.

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

In connection with the registered issuance of 12.0 million Class A shares by the Company from February 11 through February 13, 2020 pursuant to the settlement of forward sale agreements from the November 2019 registered offering, discussed above, the Operating Partnership issued 12.0 million Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities law.

In connection with the registered issuance of 0.6 million Class A shares by the Company on February 12, 2020 pursuant to the settlement of forward sales agreements as part of the Company’s ATM program, the Operating Partnership issued 0.6 million Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities law.

The Operating Partnership issued 2.6 million Operating Partnership units to MGM on February 14, 2020 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities law. The Operating Partnership units were issued to MGM in connection with the MGP BREIT Venture Transaction.

In connection with the registered sale of 4.9 million Class A shares to BREIT by the Company on February 14, 2020, the Operating Partnership issued 4.9 million Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

The Operating Partnership redeemed approximately 30.3 million Operating Partnership units from subsidiaries of MGM on May 18, 2020. The Operating Partnership units were redeemed as part of the waiver agreement between the Operating Partnership and MGM which became effective on February 14, 2020.

The Operating Partnership redeemed approximately 23.5 million Operating Partnership units from subsidiaries of MGM on December 2, 2020. The Operating Partnership units were redeemed as part of the waiver agreement between the Operating Partnership and MGM which became effective on February 14, 2020 and was completed with this redemption.

PERFORMANCE GRAPH
The graph below matches our cumulative 56-month total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Equity REITs index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from April 20, 2016 to December 31, 2020. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN
Among MGM Growth Properties, the S&P 500 Index, and the FTSE NAREIT Equity REITs Index

Index	4/20/16	6/16	9/16	12/16	3/17	6/17	9/17	12/17	3/18	6/18
MGM Growth Properties	100.00	122.49	121.43	119.73	129.84	141.99	148.87	145.73	134.78	156.87
S&P 500	100.00	102.46	106.40	110.47	117.17	120.79	126.20	134.59	133.57	138.15
FTSE NAREIT Equity REITs	100.00	106.96	105.42	102.37	103.56	105.14	106.13	107.72	98.89	108.82

Index	9/18	12/18	3/19	6/19	9/19	12/19	3/20	6/20	9/20	12/20
MGM Growth Properties	154.13	140.35	173.86	167.78	167.07	174.82	136.26	159.49	166.83	189.55
S&P 500	148.81	128.69	146.25	152.55	155.14	169.21	136.05	163.99	178.64	200.34
FTSE NAREIT Equity REITs	110.16	102.74	119.52	121.01	130.45	129.46	94.11	105.24	106.75	119.10

ITEM 6.    REMOVED AND RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2020 compared to December 31, 2019. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2019 compared to December 31, 2018 can be found in our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

Executive Overview
MGP is one of the leading publicly traded REITs engaged in the acquisition, ownership and leasing of large-scale destination entertainment and leisure resorts, whose tenants generally offer diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail offerings.

MGP is a limited liability company that was formed in Delaware in October 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM in January 2016 that became a subsidiary of MGP on the IPO Date. The Company has elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016.

As of December 31, 2020, we generated all of our revenues by leasing our real estate properties pursuant to the MGM-MGP Master Lease which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The lease has an initial lease term of ten years (other than with respect to MGM National Harbor, whose initial lease term ends on August 31, 2024) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant. Base rent and percentage rent that are known at the lease commencement date will be recorded on a straight-line basis over 30 years, which represents the initial ten-year non-cancelable lease term and all four five-year renewal terms under the lease, as we have determined such renewal terms to be reasonably assured.

Additionally, we expect to grow our portfolio through acquisitions with third parties and with MGM. In pursuing external growth initiatives, we will generally seek to acquire properties that can generate stable rental revenue through long-term, triple-net leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions.

As of December 31, 2020, our portfolio, including the MGP BREIT Venture, consisted of twelve premier destination resorts in Las Vegas and elsewhere across the United States, MGM Northfield Park in Northfield, Ohio, Empire Resorts Casino, in Yonkers, New York, as well as a retail and entertainment district, The Park in Las Vegas.

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

On March 7, 2019, we completed the Park MGM Transaction. In connection with the transaction, we paid total consideration of $637.5 million, of which approximately $605.6 million was paid in cash and the remainder in issuance of approximately 1.0 million of Operating Partnership units to a subsidiary of MGM. As a result of the transaction, we recorded a lease incentive asset and the MGM-MGP Master Lease annual rent payment to us increased by $50 million, prorated for the remainder of the lease year. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to the tenant meeting an adjusted net revenue to rent ratio as described below.
On April 1, 2019, we transferred the membership interests of Northfield to a subsidiary of MGM and the Company retained the real estate assets. Our TRS that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded Northfield OpCo to MGM Northfield Park, which was then added to the MGM-MGP Master Lease. As a result, the annual rent payment to MGP increased by $60 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to the tenant meeting an adjusted net revenue to rent ratio as described below. Northfield OpCo is presented as discontinued operations in our consolidated statements of operations for the periods presented in which we owned Northfield OpCo. Refer to Note 3 of the accompanying financial statements for additional discussion.

On February 14, 2020, the Operating Partnership and MGM completed the MGP BREIT Venture Transaction pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to MGP BREIT Venture, which, following the transactions, is owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of BREIT. In exchange for the contribution of the Mandalay Bay real estate assets, the Operating Partnership received consideration of $2.1 billion, which was comprised of $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGM BREIT Venture, the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture, and the remainder in cash. In addition, MGM received $2.4 billion of cash distributed from the MGP BREIT Venture as consideration for its contribution of the MGM Grand Las Vegas real estate assets, and, additionally, the Operating Partnership issued 2.6 million Operating Partnership units to MGM representing 5% of the equity value of the MGP BREIT Venture. MGM provides a shortfall guarantee of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereto). On the closing date, BREIT also purchased 4.9 million Class A common shares of MGP for $150 million.

In connection with the transactions, MGP BREIT Venture entered into a lease with a subsidiary of MGM for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease provides for a term of thirty years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. In addition, the lease obligates the tenant to spend a specified percentage of net revenues at the properties on capital expenditures and that the tenant and MGM to comply with certain financial covenants, which, if not met, would require the tenant to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. MGM provides a guarantee of tenant’s obligations under the lease.

In connection with the MGP BREIT Venture Transaction, the MGM-MGP Master Lease was modified to remove the Mandalay Bay property and the annual cash rent under the MGM-MGP Master Lease was reduced by $133 million.

Also, on January 14, 2020, the Operating Partnership, MGP, and MGM entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to MGM in connection with MGM exercising its right to require the Operating Partnership to redeem the Operating Partnership units it holds. The waiver provided that the units would be purchased at a price per unit equal to a 3% discount to the applicable cash amount as calculated in accordance with the operating agreement. The waiver was effective upon closing of the transaction on February 14, 2020 and scheduled to terminate on the earlier of February 14, 2022 or MGM receiving cash proceeds of $1.4 billion as consideration for the redemption of its Operating Partnership units. On May 18, 2020, the Operating Partnership redeemed 30.3 million of Operating Partnership units held by MGM for $700 million, or $23.10 per unit, and on December 2, 2020, the Operating Partnership redeemed 23.5 million of Operating Partnership units held by MGM for the remaining $700 million, or $29.78 per unit. As a result, the waiver has terminated in accordance with its terms.

COVID-19 Update

The COVID-19 pandemic has not had a material impact on our operations; however, we cannot estimate the duration of the pandemic and potential impact on our business if our properties will be required to close again, or if the tenant (or the guarantor) is otherwise unable or unwilling to make rental payments. For further information regarding the potential impact of COVID-19 on our operations, refer to “Liquidity and Capital Resources” below as well as “Risk Factors” in Part I, Item 1A of this report.

Combined Results of Operations for MGP and the Operating Partnership

Overview

The following table summarizes our financial results for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Total Revenues	$792,597	$881,078	$869,495
Total Expenses	472,772	355,911	429,355
Income from continuing operations, net of tax	160,371	259,349	214,139
Income from discontinued operations, net of tax	—	16,216	30,563
Net income	160,371	275,565	244,702
Net income attributable to Class A shareholders	76,129	90,260	67,065

Revenues

Rental revenue. Rental revenues, including ground lease and other, for the years ended December 31, 2020 and 2019 were $792.6 million and $881.1 million, respectively. The $88.5 million, or 10%, decrease for 2020 compared to 2019 was primarily due to a decrease in rental revenues as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease in connection with the MGP BREIT Venture Transaction in February 2020, partially offset by a full period of revenue in 2020 related to the Empire City Transaction in January 2019, the Park MGM Transaction in March 2019, and the addition of MGM Northfield Park to the MGM-MGP Master Lease in April 2019.

Expenses

Depreciation. Depreciation expense was $236.9 million and $294.7 million for the years ended December 31, 2020 and 2019, respectively. The $57.9 million, or 20%, decrease for 2020 as compared to 2019 was primarily due to the contribution of Mandalay Bay to the MGP BREIT Venture in February 2020.

Property transactions, net. Property transactions, net were $195.2 million in 2020 compared to $10.8 million in 2019. The increase in 2020 is primarily due to the difference between the carrying value of the Mandalay Bay real estate assets of $2.3 billion and the consideration received of $2.1 billion, as well as the expenses of $10.0 million incurred in connection with the sale, that resulted in a loss on sale of the Mandalay Bay real estate assets of $193.1 million.

Ground lease expense. Ground lease expense was $23.7 million for both the years ended December 31, 2020 and 2019.

Acquisition-related expenses. Acquisition-related expenses were $1.0 million and $10.2 million for the years ended December 31, 2020 and 2019, respectively. The $9.2 million, or 90%, decrease for 2020 as compared to 2019 primarily relates to expenses relating to the Empire City Transaction in 2019, slightly offset by expenses incurred relating to the MGP BREIT Venture Transaction in February 2020.

General and administrative expenses. General and administrative expenses for the years ended December 31, 2020 and 2019 were $16.1 million and $16.5 million, respectively.
Other Expenses
Income from unconsolidated affiliate. Income from unconsolidated affiliate for the year ended December 31, 2020 was $89.1 million and is attributable to income from our investment in MGP BREIT Venture. There was no income from unconsolidated affiliate for the year ended December 31, 2019.
Other expenses, excluding income from unconsolidated affiliate, for the years ended December 31, 2020 and 2019 were $238.8 million and $258.2 million, respectively. The $19.4 million, or 8%, decrease for 2020 as compared to 2019 was primarily related to a decrease in interest expense due to the repayment of our term loan A and term loan B facilities in February 2020, partially offset by an increase in interest expense due to our issuance of the $800 million 4.625% senior notes due 2025 in June 2020 and of the $750 million 3.875% senior notes due 2029 in November 2020, and a loss on retirement of debt of $18.1 million relating to our repayment of the term loan A and term loan B facilities.

Discontinued Operations
Income from discontinued operations, net of tax for the year ended December 31, 2019 was $16.2 million and was entirely attributable to Northfield OpCo. There was no income from discontinued operations, net of tax for the year ended December 31, 2020. See Note 3 of the accompanying financial statements for additional discussion.

Provision for Income Taxes
Our effective tax rate on income from continuing operations was 5.7% for the year ended December 31, 2020 compared to 2.8% for the year ended December 31, 2019. The effective tax rate in the year ended December 31, 2020 was impacted by the loss resulting from the MGP BREIT Venture Transaction, which provides no federal or state income tax benefit due to our REIT status, while the effective rate in 2019 was impacted by tax consequences related to the liquidation of the TRS that had owned Northfield prior to transferring the operations to MGM in April 2019. Refer to Note 2 and Note 9 of the accompanying financial statements for additional discussion.

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
Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs and cash flow hedges; our share of amortization of financing costs of our unconsolidated affiliate; non-cash compensation expense; straight-line rental revenue (which is defined as the difference between contractual rent and cash rent payments, excluding lease incentive asset amortization); our share of straight-line rental revenues of our unconsolidated affiliate; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; (gain) loss on unhedged interest rate swaps, net; provision for income taxes related to the REIT; and other, net - discontinued operations.
Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net); depreciation; our share of depreciation of our unconsolidated affiliate; amortization of financing costs and cash flow hedges; our share of amortization of financing costs of our unconsolidated affiliate; non-cash compensation expense; straight-line rental revenue; our share of straight-line rental revenues of our unconsolidated affiliate; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; (gain) loss on unhedged interest rate swaps, net; other, net - discontinued operations; interest income; interest expense (including amortization of financing costs and cash flow hedges); our share of interest expense (including amortization of financing costs) of our unconsolidated affiliate; and provision for income taxes.
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

The following table provides a reconciliation of our net income to FFO, AFFO, and Adjusted EBITDA:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Net income[1]	$160,371	$275,565	$244,702
Depreciation[2]	236,853	294,705	266,622
Share of depreciation of unconsolidated affiliate	36,832	—	—
Property transactions, net	195,182	10,844	20,319
Funds From Operations	629,238	581,114	531,643
Amortization of financing costs and cash flow hedges	20,017	12,520	12,572
Share of amortization of financing costs of unconsolidated affiliate	226	—	—
Non-cash compensation expense	2,854	2,277	2,093
Straight-line rental revenues, excluding lease incentive asset	51,679	41,447	20,680
Share of straight-line rental revenues of unconsolidated affiliate	(44,950)	—	—
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	18,509	14,347	(3,711)
Acquisition-related expenses	980	10,165	6,149
Non-cash ground lease rent, net	1,036	1,038	686
Other expenses	18,999	7,615	7,191
(Gain) loss on unhedged interest rate swaps, net	(4,664)	3,880	—
Provision for income taxes - REIT	9,734	7,598	5,779
Other, net - discontinued operations	—	3,707	9,147
Adjusted Funds From Operations	703,658	685,708	592,229
Interest income[1]	(4,345)	(3,219)	(2,501)
Interest expense[1]	228,786	249,944	215,532
Share of interest expense of unconsolidated affiliate	47,403	—	—
Amortization of financing costs and cash flow hedges	(20,017)	(12,520)	(12,572)
Share of amortization of financing costs of unconsolidated affiliate	(226)	—	—
Provision for income taxes - discontinued operations	—	2,890	5,056
Adjusted EBITDA	$955,259	$922,803	$797,744

(1) Net income, interest income and interest expense are net of intercompany interest eliminations of $5.6 million and $10.9 million for the years ended December 31, 2019 and 2018, respectively.
(2) Includes depreciation on Mandalay Bay real estate assets through February 14, 2020.

The following table presents FFO and AFFO per diluted Operating Partnership unit:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per unit amounts)
Weighted average Operating Partnership units outstanding
Basic	310,688	293,885	266,132
Diluted	310,850	294,137	266,320

Earnings per Operating Partnership unit
Basic	$0.52	$0.94	$0.92
Diluted	$0.52	$0.94	$0.92

FFO per Operating Partnership unit
Diluted	$2.02	$1.98	$2.00
AFFO per Operating Partnership unit
Diluted	$2.26	$2.33	$2.22

Guarantor Financial Information

As of December 31, 2020, all of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. The Operating Partnership’s principal debt arrangements are guaranteed by each of its wholly owned subsidiaries except for MGP JV INVESTCO 1 LLC, the entity holding the 50.1% interest in the MGP BREIT Venture, and, with respect to the Operating Partnership’s senior notes, MGP Finance Co-Issuer, Inc., the co-issuer of the senior notes, and certain other subsidiaries whose guarantees are subject to gaming approval, unless and until such approval is obtained. The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guarantee the principal indebtedness. In addition, the obligations of each subsidiary guarantor under its guarantee is limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

The summarized financial information of the Operating Partnership and its guarantor subsidiaries, on a combined basis, is presented below:

December 31, 2020
Balance Sheet	(in thousands)
Real estate investments, net	$8,310,737
Other assets	1,479,503
Debt, net	4,168,959
Other liabilities	840,605

Year Ended
December 31, 2020
Income Statement	(in thousands)
Total revenues	$792,597
Income from continuing operations, net of tax	71,315
Net income	71,315

Liquidity and Capital Resources

Rental revenues received under the MGM-MGP Master Lease and distributions from the MGP BREIT Venture are our primary sources of cash from operations and are dependent on the tenant’s ability to pay rent and the MGP BREIT Venture’s ability to pay distributions. As of the date of this filing, all of the properties in our portfolio, including those held by the MGP BREIT Venture, that had closed during 2020 and 2021 to the public pursuant to state and local government requirements as a result of the unprecedented public health crisis resulting from the COVID-19 pandemic, have re-opened without certain amenities and subject to certain occupancy limitations, which vary by jurisdictions. In addition, the tenant temporarily closed the hotel tower operations at Mandalay Bay and Park MGM midweek and temporarily closed The Mirage midweek, which are expected to resume full week operations on March 3, 2021.

In addition, our properties may be subject to temporary, complete or partial shutdowns in the future due to COVID-19 related concerns. In particular, recently there have been significant increases in reported cases of COVID-19 across the country, which has resulted in some jurisdictions where our tenant has operations taking actions to try to minimize the spread, including setting curfews and imposing restrictions on hotel and restaurant operations. At this time, we cannot predict whether additional jurisdictions, states or the federal government will adopt similar or more restrictive measures in the future, including stay-at-home orders or the temporary closure of all or a portion of our tenant’s properties. Accordingly, although our properties have re-opened, they are generating revenues for the tenant that are significantly lower than historical results which we expect to continue through 2021 and potentially thereafter. For further discussion of the potential impact of the COVID-19 pandemic on our business, see “Item 1A. Risk Factors - Risks Related to Our Business and Operations - Although all of our properties have been re-opened to the public, they are operating without certain amenities and subject to certain occupancy limitations and we are unable to predict the length of time it will take for the properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic.”

Despite the aforementioned uncertainties and as it relates to the impact of the COVID-19 pandemic, our and MGP BREIT Venture’s tenants continue to make rental payments in full and on time and we believe the tenants’ (together with the guarantor’s) liquidity positions are sufficient to cover their expected rental obligations for the foreseeable future. Accordingly, while we do not anticipate an impact on our operations as a result of the COVID-19 pandemic, we cannot estimate the duration of the pandemic and potential impact on our business if our re-opened properties will be required to close again, or if the tenants (or guarantor) are otherwise unable or unwilling to make rental payments.

All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. MGP’s principal funding requirement is the payment of dividends and distributions on its Class A shares, and its principal source of funding for these dividends and distributions is the distributions it receives from the Operating Partnership. MGP’s liquidity is therefore dependent upon the Operating Partnership’s ability to make sufficient distributions to it, which distributions are primarily funded by rental payments received from the tenant and distributions from the MGP BREIT Venture. The Operating Partnership’s primary uses of cash include payment of operating expenses, debt service and distributions to MGP and MGM. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $626.4 million in cash and cash equivalents held by the Operating Partnership as of December 31, 2020, expected cash flows from operations, expected cash distributions from the MGP BREIT Venture, and $1.3 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of December 31, 2020. See Note 7 to the accompanying financial statements for a description of our principal debt arrangements as of December 31, 2020.

In addition, we expect to incur additional indebtedness in the future to finance acquisitions, fund potential additional redemptions of the Operating Partnership units held by MGM, or for general corporate or other purposes.

Summary of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2020 and 2019 was $703.7 million and $100.7 million, respectively. The change was primarily due to the cash lease incentive of $605.6 million paid to a subsidiary of MGM in connection with the Park MGM Transaction in March 2019 as well as the receipt of $81.0 million of distributions from MGP BREIT Venture in 2020, the 2% fixed annual rent escalator at the beginning of the fifth lease year on April 1, 2020 which increased the annual cash rental payments by $14.7 million, the Empire City Transaction in January 2019 which increased the annual cash rental payments by $50.0 million, the Park MGM Transaction in March 2019 which increased annual cash rental payments by $50.0 million, and the Northfield real estate assets being added to the MGM-MGP Master Lease in April 2019 which increased annual cash rental payments by $60.0 million. This was partially offset by the decrease in annual cash rental payments of $133.0 million as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease in February 2020.

Net cash provided by investing activities for the year ended December 31, 2020 of $58.6 million related to the net cash proceeds from the MGP BREIT Venture Transaction. Net cash provided by investing activities for the year ended December 31, 2019 was $3.8 million, related to cash proceeds from the Northfield OpCo Transaction.

Net cash used in financing activities for the year ended December 31, 2020 was $338.0 million, which reflects our issuance of Class A shares to BREIT for $150.0 million, the issuance of $800 million in aggregate principal amount of 4.625% senior notes due 2025, the proceeds of which were used to repay draws on our revolving credit facility used to fund the first redemption of $700 million of Operating Partnership units held by MGM, and the issuance of $750 million in aggregate principal amount of 3.875% senior notes due 2029, the proceeds of which were used to fund the second redemption of $700 million of Operating Partnership units held by MGM. This was offset by payments of $601.7 million of distributions and dividends and our $1.7 billion of net repayments under the bank credit facility, consisting of: the repayment of the Operating Partnership’s $1.3 billion outstanding term loan B facility with the proceeds from the bridge loan facility, which was then assumed by the MGP BREIT Venture, and the repayment of the Operating Partnership’s $399 million outstanding term loan A facility with the $374.6 million of net proceeds from the settlement of forward equity agreements; offset by a net draw of $10.0 million on the revolving credit facility.

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

Net cash used in operating, financing and investing activities for our discontinued operations for the year ended December 31, 2019 was $22.3 million and was entirely due to the operations of the Northfield OpCo, which were transferred to MGM in April 2019. There were no cash flows from discontinued operations for the year ended December 31, 2020.

Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the distributions declared and paid by MGP. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date
2020
March 13, 2020	March 31, 2020	$0.4750	April 15, 2020
June 15, 2020	June 30, 2020	$0.4875	July 15, 2020
September 15, 2020	September 30, 2020	$0.4875	October 15, 2020
December 15, 2020	December 31, 2020	$0.4875	January 15, 2021
2019
March 15, 2019	March 29, 2019	$0.4650	April 15, 2019
June 14, 2019	June 28, 2019	$0.4675	July 15, 2019
September 13, 2019	September 30, 2019	$0.4700	October 15, 2019
December 14, 2019	December 31, 2019	$0.4700	January 15, 2020
2018
March 15, 2018	March 30, 2018	$0.4200	April 13, 2018
June 15, 2018	June 29, 2018	$0.4300	July 16, 2018
September 17, 2018	September 28, 2018	$0.4375	October 15, 2018
December 14, 2018	December 31, 2018	$0.4475	January 15, 2019

Principal Debt Arrangements

We have significant outstanding debt and interest payments. See Note 7 to the accompanying consolidated financial statements for information regarding our debt agreements as of December 31, 2020 and the corresponding maturities of such debt. Our estimated cash interest payments based on principal amounts of debt outstanding at December 31, 2020 and LIBOR rates as of December 31,

2020 for our credit facility, including the impact of the Operating Partnership’s interest rate swap agreements, are approximately $243.0 million, $238.0 million and $238.0 million for the years 2021, 2022, and 2023, respectively.

Capital Expenditures and Lease Obligations

The MGM-MGP Master Lease has a triple-net structure, which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the rent, ensuring that the cash flows associated with our lease will remain relatively predictable for the duration of its term. Additionally, our ground leases are paid by the tenant under MGM-MGP Master Lease through 2046 (including renewal periods). See Note 6 to the accompanying consolidated financial statements for information regarding our ground leases.

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

Income Taxes - REIT Qualification

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016, and intend to continue to be organized and to operate in a manner that will permit us to continue to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders, determined without regard to the dividends paid deduction and excluding any net capital gains. As a REIT, we generally will not be subject to federal income tax on income that we pay as distributions to our shareholders. If we fail to qualify as a REIT in any taxable year, we will for that year and subsequent years be subject to U.S. federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

Leases

The lease accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. Upon entry into a lease agreement or amendment, we assess whether such agreements are accounted for as a separate or combined contract and/or a lease modification or a new lease. This further determines whether the extent to which we need to perform lease classification testing to determine if the agreement is a finance or operating lease. The lease classification test may require judgments which may include, among other things, the fair value of the assets, the residual value of the assets at the end of the lease term, the estimated remaining economic life of the assets, and the likelihood of the tenant exercising renewal options. Refer to Note 6 for further discussion and disclosure of our leases.

Real Estate Investments and Depreciation

Real estate costs related to the acquisition and improvement of our properties are capitalized and include expenditures that materially extend the useful lives of existing assets. We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure made by the tenant relating to our real estate is considered to be an asset or that of the tenant is a matter of judgment. In addition, our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies, and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

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

To manage our exposure to changes in variable rate debt, as of December 31, 2020, we have effective interest rate swap agreements where the Operating Partnership pays a weighted average 1.821% on a total notional amount of $1.9 billion. Additionally, we have $900 million of notional amount of forward starting swaps that are not currently effective.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of December 31, 2020, variable rate borrowings excluding impact from our swap agreements, represented approximately less than 1% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $0.1 million based on principal amounts outstanding of our variable rate debt at December 31, 2020 and not taking into account the interest rate swap agreements. The following table provides information about the maturities of our debt subject to changes in interest rates, excluding the effect of the interest rate swaps discussed above:

								Fair Value
	Debt maturing in							December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	2020
	(In millions, except for interest rates)
Fixed-rate	$—	$—	$—	$1,050.0	$800.0	$2,350.0	$4,200.0	$4,474.3
Average interest rate	N/A	N/A	N/A	5.625%	4.625%	4.699%	4.917%
Variable rate	$—	$—	$10.0	$—	$—	$—	$10.0	$10.0
Average interest rate	N/A	N/A	1.897%	N/A	N/A	N/A	1.897%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements.

Financial Statement Schedule.

MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP:
Schedule III — Real Estate and Accumulated Depreciation — December 31, 2020	82

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MGM Growth Properties LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Growth Properties LLC and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021 expressed an unqualified opinion on those financial statements.

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
February 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MGM Growth Properties LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Growth Properties LLC and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

The Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, effective January 1, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

“MGP BREIT Venture Transaction - Lease Classification” - Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2020, the Company completed the MGP BREIT Venture Transaction and in connection with the transaction, amended the existing MGM-MGP Master Lease to remove the Mandalay Bay property and reduce the annual cash rent paid by $133 million. As a result of this amendment, the Company was required to reassess the lease classification of the MGM-MGP Master Lease under ASC 842 as a lessor. The Company reassessed the lease classification of the lease, which included estimating the fair value of the leased assets using an income approach and the residual value used in the determination of the implicit rate, and concluded that the lease will continue to be accounted for as an operating lease.

We identified the reassessment of the lease classification of the MGM-MGP Master Lease under ASC 842 as a critical audit matter because the reassessment required management to make significant accounting estimates and assumptions related to the fair value of the leased assets at the transaction date and the residual value of the assets at the end of the lease term. Specifically, determination of the fair value of the leased assets and the residual value of the leased assets used in the determination of the implicit rate requires significant estimates as to the discount rate used to discount forecasted cashflows under an income approach and judgments as to whether the tenant will exercise renewal options. Given these significant estimates and judgments, performing audit procedures to evaluate the reasonableness of management’s determination of the implicit rate and management’s assumption that the tenant will exercise all the renewal options in the MGM-MGP Master Lease, required a high degree of auditor judgment including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of the implicit rate and the assumption that the tenant will exercise all the renewal options included the following, among others:

•We tested the effectiveness of the control over management’s assessment of the proper lease classification in connection with the MGP BREIT Venture Transaction, including controls related to management’s determination of the implicit rate and management’s assumption that tenant will exercise all the renewal options.
•We evaluated the classification of the MGM-MGP Master Lease under ASC 842, including recalculating the implicit rate of the lease.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the implicit rate, including the determination of the residual value, applied to the cashflows in the estimate of the fair value by developing a range of independent estimates and comparing those to the discount rates selected by management.
•We evaluated the significant judgments made by management in concluding that it is reasonable that the tenant will exercise all of the lease renewal options.

“MGP BREIT Venture Transaction - Investment in MGP BREIT Venture 1 LLC (“MGP BREIT Venture”)” - Refer to Notes 1, 2, and 5 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2020, the Company completed the MGP BREIT Venture Transaction and in connection with the transaction, formed MGP BREIT Venture, which, following the transaction, is owned 50.1% by the MGM Growth Properties Operating Partnership LP and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. The 50.1% equity interest in MGP BREIT Venture was obtained as partial consideration for the contribution of the real estate assets. The assessment of whether an investment is a variable interest entity (“VIE”) and whether the Company has a controlling financial interest in the investment involves management’s judgment and analysis. The Company concluded that the investment in MGP BREIT Venture did not meet the definition of a VIE and did not qualify for consolidation under the voting interest entity model since MGP BREIT Venture is structured with substantive participating rights whereby both owners of MGP BREIT Venture participate in the decision making process, thereby preventing the Company from exerting a controlling financial interest, as defined in ASC 810. The Company concluded that the MGP BREIT Venture is therefore accounted for under the equity method.

We identified the assessment of whether the investment in MGP BREIT Venture is a VIE and whether it qualifies for consolidation under the voting interest entity model as a critical audit matter because the VIE and consolidation accounting guidance under ASC 810 is complex and requires management to make significant judgments and assumptions to determine if the Company has a controlling financial interest, as defined in ASC 810, in MGP BREIT Venture based upon the terms of the ownership agreements.

Specifically, the significant judgments made by management include evaluating and concluding MGP BREIT Venture does not meet the definition of a VIE or qualify for consolidation under the voting interest entity model and included the application of consolidation accounting guidance. Given these significant judgments, performing audit procedures to evaluate the reasonableness of management’s evaluation of whether the MGP BREIT Venture does not meet the definition of a VIE or qualify for consolidation under the voting interest entity model required a high degree of auditor judgment, including the need to involve technical accounting specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s evaluation of whether an investment is a VIE and whether an investment qualifies for consolidation under the voting interest entity model in connection with the MGP BREIT Venture Transaction under ASC 810 included the following, among others:

•We tested the effectiveness of the control over management’s assessment of the investment in MGP BREIT Venture for consolidation, including the judgments and factors used in determining that the MGP BREIT Venture did not meet the definition of a VIE and did not qualify for consolidation under the voting interest entity model.

•We inspected the underlying agreements and evaluated the reasonableness of the application of consolidation accounting guidance. With the assistance of technical accounting specialists, we evaluated the assumptions and judgments used by management to determine whether the investment in MGP BREIT Venture is a VIE and whether it qualifies for consolidation.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 23, 2021

We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of MGM Growth Properties Operating Partnership LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Growth Properties Operating Partnership LP and subsidiaries (the “Operating Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, cash flows, and partners’ capital, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

The Operating Partnership adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, effective January 1, 2019.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

“MGP BREIT Venture Transaction – Lease Classification” — Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description
During the year ended December 31, 2020, the Operating Partnership completed the MGP BREIT Venture Transaction and in connection with the transaction, amended the existing MGM-MGP Master Lease to remove the Mandalay Bay property and reduce the annual cash rent paid by $133 million. As a result of this amendment, the Operating Partnership was required to reassess the lease classification of the MGM-MGP Master Lease under ASC 842 as a lessor. The Operating Partnership reassessed the lease classification of the lease, which included estimating the fair value of the leased assets using an income approach and the residual value used in the determination of the implicit rate, and concluded that the lease will continue to be accounted for as an operating lease.

We identified the reassessment of the lease classification of the MGM-MGP Master Lease under ASC 842 as a critical audit matter because the reassessment required management to make significant accounting estimates and assumptions related to the fair value of the leased assets at the transaction date and the residual value of the assets at the end of the lease term.

Specifically, determination of the fair value of the leased assets and the residual value of the leased assets used in the determination of the implicit rate requires significant estimates as to the discount rate used to discount forecasted cashflows under an income approach and judgments as to whether the tenant will exercise renewal options. Given these significant estimates and judgments, performing audit procedures to evaluate the reasonableness of management’s determination of the implicit rate and management’s assumption that the tenant will exercise all the renewal options in the MGM-MGP Master Lease, required a high degree of auditor judgment including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of the implicit rate and the assumption that the tenant will exercise all the renewal options included the following, among others:

•We tested the effectiveness of the control over management’s assessment of the proper lease classification in connection with the MGP BREIT Venture Transaction, including controls related to management’s determination of the implicit rate and management’s assumption that tenant will exercise all the renewal options.
•We evaluated the classification of the MGM-MGP Master Lease under ASC 842, including recalculating the implicit rate of the lease.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the implicit rate, including the determination of the residual value, applied to the cashflows in the estimate of the fair value by developing a range of independent estimates and comparing those to the discount rates selected by management.
•We evaluated the significant judgments made by management in concluding that it is reasonable that the tenant will exercise all of the lease renewal options.

“MGP BREIT Venture Transaction- Investment in MGP BREIT Venture 1 LLC (“MGP BREIT Venture”)”- Refer to Notes 1, 2, and 5 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2020, the Operating Partnership completed the MGP BREIT Venture Transaction and in connection with the transaction, formed MGP BREIT Venture, which, following the transaction, is owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. The 50.1% equity interest in MGP BREIT Venture was obtained as partial consideration for the contribution of the real estate assets. The assessment of whether an investment is a variable interest entity (“VIE”) and whether the Operating Partnership has a controlling financial interest in the investment involves management’s judgment and analysis. The Operating Partnership concluded that the investment in MGP BREIT Venture did not meet the definition of a VIE and did not qualify for consolidation under the voting interest entity model since MGP BREIT Venture is structured with substantive participating rights whereby both owners of MGP BREIT Venture participate in the decision-making process, thereby preventing the Operating Partnership from exerting a controlling financial interest, as defined in ASC 810. The Operating Partnership concluded that the MGP BREIT venture is therefore accounted for under the equity method.

We identified the assessment of whether the investment in MGP BREIT Venture is a VIE and whether it qualifies for consolidation under the voting interest entity model as a critical audit matter because the VIE and consolidation accounting guidance under ASC 810 is complex and requires management to make significant judgments and assumptions to determine if the Operating Partnership has a controlling financial interest, as defined in ASC 810, in MGP BREIT Venture based upon the terms of the ownership agreements.

Specifically, the significant judgments made by management include evaluating and concluding MGP BREIT Venture does not meet the definition of a VIE or qualify for consolidation under the voting interest entity model and included the application of consolidation accounting guidance. Given these significant judgments, performing audit procedures to evaluate the reasonableness of management’s evaluation of whether the MGP BREIT Venture does not meet the definition of a VIE or qualify for consolidation under the voting interest entity model required a high degree of auditor judgment, including the need to involve technical accounting specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Operating Partnership’s evaluation of whether an investment is a VIE and whether an investment qualifies for consolidation under the voting interest entity model in connection with the MGP BREIT Venture Transaction under ASC 810 included the following, among others:

•We tested the effectiveness of the control over management’s assessment of the investment in MGP BREIT Venture for consolidation, including the judgments and factors used in determining that the MGP BREIT Venture did not meet the definition of a VIE and did not qualify for consolidation under the voting interest entity model.
•We inspected the underlying agreements and evaluated the reasonableness of the application of consolidation accounting guidance. With the assistance of technical accounting specialists, we evaluated the assumptions and judgments used by management to determine whether the investment in MGP BREIT Venture is a VIE and whether it qualifies for consolidation.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 23, 2021

We have served as the Operating Partnership’s auditor since 2015.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Real estate investments, net	$8,310,737	$10,827,972
Lease incentive asset	507,161	527,181
Investment in unconsolidated affiliate	810,066	—
Cash and cash equivalents	626,385	202,101
Prepaid expenses and other assets	25,525	31,485
Above market lease, asset	39,867	41,440
Operating lease right-of-use assets	280,565	280,093
Total assets	$10,600,306	$11,910,272

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$4,168,959	$4,307,354
Due to MGM Resorts International and affiliates	316	774
Accounts payable, accrued expenses and other liabilities	124,109	37,421
Accrued interest	48,505	42,904
Dividend and distribution payable	136,484	147,349
Deferred revenue	156,760	108,593
Deferred income taxes, net	33,298	29,909
Operating lease liabilities	341,133	337,956
Total liabilities	5,009,564	5,012,260
Commitments and contingencies (Note 13)
Shareholders' equity
Class A shares: no par value, 1,000,000,000 shares authorized, 131,459,651 and 113,806,820 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	3,114,331	2,766,325
Accumulated deficit	(422,897)	(244,381)
Accumulated other comprehensive loss	(51,197)	(7,045)
Total Class A shareholders' equity	2,640,237	2,514,899
Noncontrolling interest	2,950,505	4,383,113
Total shareholders' equity	5,590,742	6,898,012
Total liabilities and shareholders' equity	$10,600,306	$11,910,272

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Rental revenue	$768,442	$856,421	$746,253
Ground lease and other	24,155	24,657	123,242
Total Revenues	792,597	881,078	869,495

Expenses
Depreciation	236,853	294,705	266,622
Property transactions, net	195,182	10,844	20,319
Ground lease expense and other	23,681	23,681	119,531
Amortization of above market lease, net	—	—	686
Acquisition-related expenses	980	10,165	6,149
General and administrative	16,076	16,516	16,048
Total Expenses	472,772	355,911	429,355

Other income (expense)
Income from unconsolidated affiliate	89,056	—	—
Interest income	4,345	3,219	2,501
Interest expense	(228,786)	(249,944)	(215,532)
Gain (loss) on unhedged interest rate swaps, net	4,664	(3,880)	—
Other	(18,999)	(7,615)	(7,191)
	(149,720)	(258,220)	(220,222)
Income from continuing operations before income taxes	170,105	266,947	219,918
Provision for income taxes	(9,734)	(7,598)	(5,779)
Income from continuing operations, net of tax	160,371	259,349	214,139
Income from discontinued operations, net of tax	—	16,216	30,563
Net income	160,371	275,565	244,702
Less: Net income attributable to noncontrolling interest	(84,242)	(185,305)	(177,637)
Net income attributable to Class A shareholders	$76,129	$90,260	$67,065

Weighted average Class A shares outstanding:
Basic	129,491	93,047	70,998
Diluted	129,653	93,299	71,186

Per Class A share data
Income from continuing operations per Class A share (basic)	$0.59	$0.92	$0.83
Income from discontinued operations per Class A share (basic)	—	0.05	0.11
Earnings per Class A share (basic)	$0.59	$0.97	$0.94

Income from continuing operations per Class A share (diluted)	$0.59	$0.92	$0.83
Income from discontinued operations per Class A share (diluted)	—	0.05	0.11
Earnings per Class A share (diluted)	$0.59	$0.97	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$160,371	$275,565	$244,702
Other comprehensive income (loss)	(89,624)	(35,198)	4,128
Comprehensive income	70,747	240,367	248,830
Less: Comprehensive income attributable to noncontrolling interests	(29,455)	(159,639)	(180,665)
Comprehensive income attributable to Class A shareholders	$41,292	$80,728	$68,165

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$160,371	$275,565	$244,702
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net	—	(16,216)	(30,563)
Depreciation	236,853	294,705	266,622
Property transactions, net	195,182	10,844	20,319
Amortization of financing costs	10,024	12,733	12,031
Loss on retirement of debt	18,129	6,161	2,736
Non-cash ground lease, net	1,036	1,038	686
Deemed contributions - tax sharing agreement	6,172	7,008	5,745
Straight-line rental revenues, excluding amortization of lease incentive asset	51,679	41,447	20,680
Amortization of lease incentive asset	20,020	16,360	—
Amortization of deferred revenue on non-normal tenant improvements	(1,511)	(2,013)	(3,711)
Amortization of cash flow hedges	9,993	—	—
(Gain) loss on unhedged interest rate swaps, net	(4,664)	3,880	—
Share-based compensation	2,854	2,277	2,093
Deferred income taxes	3,389	(3,725)	5,090
Income from unconsolidated affiliate	(89,056)	—	—
Distributions from unconsolidated affiliate	80,990	—	—
Park MGM Transaction	—	(605,625)	—
Distributions received from discontinued operations and other	—	40,165	2,801
Change in operating assets and liabilities:
Prepaid expenses and other assets	352	363	(629)
Due to MGM Resorts International and affiliates	(458)	547	(735)
Accounts payable, accrued expenses and other liabilities	(3,255)	(1,616)	5,403
Accrued interest	5,601	16,808	3,531
Net cash provided by operating activities - continuing operations	703,701	100,706	556,801
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	58,615	—	—
Proceeds from Northfield OpCo Transaction	—	3,779	—
Capital expenditures for property and equipment	—	—	(192)
Acquisition of Northfield	—	—	(1,068,336)
Net cash provided by (used in) investing activities - continuing operations	58,615	3,779	(1,068,528)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	(1,693,750)	(1,115,375)	727,750
Proceeds from issuance of bridge loan facility	1,304,625	—	—
Proceeds from issuance of debt	1,550,000	750,000	—
Deferred financing costs	(20,653)	(9,983)	(17,490)
Repayment of assumed debt and bridge facilities	—	(245,950)	—
Proceeds from issuance of Class A shares, net	524,616	1,250,006	—
Redemption of Operating Partnership units	(1,400,000)	—	—
Dividends and distributions paid	(601,719)	(533,735)	(454,260)
Other	(1,151)	(1,342)	—
Net cash provided by (used in) financing activities - continuing operations	(338,032)	93,621	256,000
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	15,591	23,406
Cash flows provided by (used in) investing activities, net	—	(12)	32,416
Cash flows used in financing activities, net	—	(37,900)	—
Net cash provided by (used in) discontinued operations	—	(22,321)	55,822
Change in cash and cash equivalents classified as assets held for sale	—	(22,321)	55,822
Cash and cash equivalents
Net increase (decrease) for the period	424,284	198,106	(255,727)
Balance, beginning of period	202,101	3,995	259,722
Balance, end of period	$626,385	$202,101	$3,995
Supplemental cash flow disclosures
Interest paid	$203,168	$220,616	$199,429
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$136,484	$147,349	$119,055
Non-Normal Tenant Improvements by tenant	$—	$—	$19,316
Empire City Transaction assets acquired	$—	$625,000	$—
Redemption of Operating Partnership units relating to Northfield OpCo Transaction	$—	$301,373	$—
Investment in MGP BREIT Venture	$802,000	$—	$—
MGP BREIT Venture assumption of bridge loan facility	$1,304,625	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Class A Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2018	70,897	$—	$1,716,490	$(94,948)	$3,108	$1,624,650	$4,443,089	$6,067,739
Net income	—	—	—	67,065	—	67,065	177,637	244,702
Cash flow hedges	—	—	—	—	1,100	1,100	3,028	4,128
Share-based compensation	—	—	558	—	—	558	1,535	2,093
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	5,745	5,745
Dividends and distributions declared ($1.7350 per share)	—	—	—	(123,025)	—	(123,025)	(338,557)	(461,582)
Other	14	—	(4,377)	—	—	(4,377)	(12,942)	(17,319)
Balance at December 31, 2018	70,911	—	1,712,671	(150,908)	4,208	1,565,971	4,279,535	5,845,506
Net income	—	—	—	90,260	—	90,260	185,305	275,565
Issuance of Class A shares	42,819	—	1,051,094	—	(1,512)	1,049,582	200,424	1,250,006
Empire City Transaction	—	—	23,940	—	(195)	23,745	355,305	379,050
Park MGM Transaction	—	—	2,512	—	(16)	2,496	29,379	31,875
Northfield OpCo Transaction	—	—	(27,441)	—	2	(27,439)	(271,518)	(298,957)
Cash flow hedges	—	—	—	—	(9,532)	(9,532)	(25,666)	(35,198)
Share-based compensation	—	—	728	—	—	728	1,549	2,277
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	7,008	7,008
Dividends and distributions declared ($1.8725 per share)	—	—	—	(183,733)	—	(183,733)	(378,296)	(562,029)
Other	77	—	2,821	—	—	2,821	88	2,909
Balance at December 31, 2019	113,807	—	2,766,325	(244,381)	(7,045)	2,514,899	4,383,113	6,898,012
Net income*	—	—	—	76,129	—	76,129	72,163	148,292
Issuance of Class A shares*	17,524	—	443,363	—	(646)	442,717	63,481	506,198
MGP BREIT Venture Transaction*	—	—	8,228	—	59	8,287	55,617	63,904
Redemption of temporary equity*	—	—	(106,151)	—	(8,773)	(114,924)	107,392	(7,532)
Reclassification and remeasurements of temporary equity*	—	—	—	—	—	—	(1,405,058)	(1,405,058)
Cash flow hedges*	—	—	—	—	(34,837)	(34,837)	(41,792)	(76,629)
Share-based compensation*	—	—	1,200	—	—	1,200	1,362	2,562
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	5,125	5,125
Dividends and distributions declared ($1.9375 per share)*	—	—	—	(254,645)	—	(254,645)	(289,321)	(543,966)
Other*	129	—	1,366	—	45	1,411	(1,577)	(166)
Balance at December 31, 2020	131,460	$—	$3,114,331	$(422,897)	$(51,197)	$2,640,237	$2,950,505	$5,590,742
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,
	2020	2019
ASSETS
Real estate investments, net	$8,310,737	$10,827,972
Lease incentive asset	507,161	527,181
Investment in unconsolidated affiliate	810,066	—
Cash and cash equivalents	626,385	202,101
Prepaid expenses and other assets	25,525	31,485
Above market lease, asset	39,867	41,440
Operating lease right-of-use assets	280,565	280,093
Total assets	$10,600,306	$11,910,272

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,168,959	$4,307,354
Due to MGM Resorts International and affiliates	316	774
Accounts payable, accrued expenses and other liabilities	124,109	37,421
Accrued interest	48,505	42,904
Distribution payable	136,484	147,349
Deferred revenue	156,760	108,593
Deferred income taxes, net	33,298	29,909
Operating lease liabilities	341,133	337,956
Total liabilities	5,009,564	5,012,260
Commitments and contingencies (Note 13)
Partners’ capital
General partner	—	—
Limited partners: 279,966,531 and 313,509,363 Operating Partnership units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	5,590,742	6,898,012
Total partners’ capital	5,590,742	6,898,012
Total liabilities and partners’ capital	$10,600,306	$11,910,272

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Rental revenue	$768,442	$856,421	$746,253
Ground lease and other	24,155	24,657	123,242
Total Revenues	792,597	881,078	869,495

Expenses
Depreciation	236,853	294,705	266,622
Property transactions, net	195,182	10,844	20,319
Ground lease expense and other	23,681	23,681	119,531
Amortization of above market lease, net	—	—	686
Acquisition-related expenses	980	10,165	6,149
General and administrative	16,076	16,516	16,048
Total Expenses	472,772	355,911	429,355

Other income (expense)
Income from unconsolidated affiliate	89,056	—	—
Interest income	4,345	3,219	2,501
Interest expense	(228,786)	(249,944)	(215,532)
Gain (loss) on unhedged interest rate swaps, net	4,664	(3,880)	—
Other	(18,999)	(7,615)	(7,191)
	(149,720)	(258,220)	(220,222)
Income from continuing operations before income taxes	170,105	266,947	219,918
Provision for income taxes	(9,734)	(7,598)	(5,779)
Income from continuing operations, net of tax	160,371	259,349	214,139
Income from discontinued operations, net of tax	—	16,216	30,563
Net income	$160,371	$275,565	$244,702

Weighted average Operating Partnership units outstanding:
Basic	310,688	293,885	266,132
Diluted	310,850	294,137	266,320

Per Operating Partnership unit data
Income from continuing operations per Operating Partnership unit (basic)	$0.52	$0.88	$0.80
Income from discontinued operations per Operating Partnership unit (basic)	—	0.06	0.12
Earnings per Operating Partnership unit (basic)	$0.52	$0.94	$0.92

Income from continuing operations per Operating Partnership unit (diluted)	$0.52	$0.88	$0.80
Income from discontinued operations per Operating Partnership unit (diluted)	—	0.06	0.12
Earnings per Operating Partnership unit (diluted)	$0.52	$0.94	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$160,371	$275,565	$244,702
Other comprehensive income (loss)	(89,624)	(35,198)	4,128
Comprehensive income	$70,747	$240,367	$248,830

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$160,371	$275,565	$244,702
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net	—	(16,216)	(30,563)
Depreciation	236,853	294,705	266,622
Property transactions, net	195,182	10,844	20,319
Amortization of financing costs	10,024	12,733	12,031
Loss on retirement of debt	18,129	6,161	2,736
Non-cash ground lease, net	1,036	1,038	686
Deemed contributions - tax sharing agreement	6,172	7,008	5,745
Straight-line rental revenues, excluding amortization of lease incentive asset	51,679	41,447	20,680
Amortization of lease incentive asset	20,020	16,360	—
Amortization of deferred revenue on non-normal tenant improvements	(1,511)	(2,013)	(3,711)
Amortization of cash flow hedges	9,993	—	—
(Gain) loss on unhedged interest rate swaps, net	(4,664)	3,880	—
Share-based compensation	2,854	2,277	2,093
Deferred income taxes	3,389	(3,725)	5,090
Income from unconsolidated affiliate	(89,056)	—	—
Distributions from unconsolidated affiliate	80,990	—	—
Park MGM Transaction	—	(605,625)	—
Distributions received from discontinued operations and other	—	40,165	2,801
Change in operating assets and liabilities:
Prepaid expenses and other assets	352	363	(629)
Due to MGM Resorts International and affiliates	(458)	547	(735)
Accounts payable, accrued expenses and other liabilities	(3,255)	(1,616)	5,403
Accrued interest	5,601	16,808	3,531
Net cash provided by operating activities - continuing operations	703,701	100,706	556,801
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	58,615	—	—
Proceeds from Northfield OpCo Transaction	—	3,779	—
Capital expenditures for property and equipment	—	—	(192)
Acquisition of Northfield	—	—	(1,068,336)
Net cash provided by (used in) investing activities - continuing operations	58,615	3,779	(1,068,528)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	(1,693,750)	(1,115,375)	727,750
Proceeds from issuance of bridge loan facility	1,304,625	—	—
Proceeds from issuance of debt	1,550,000	750,000	—
Deferred financing costs	(20,653)	(9,983)	(17,490)
Repayment of assumed debt and bridge facilities	—	(245,950)	—
Proceeds from issuance of OP units by MGP	524,616	1,250,006	—
Redemption of OP units	(1,400,000)	—	—
Distributions paid	(601,719)	(533,735)	(454,260)
Other	(1,151)	(1,342)	—
Net cash provided by (used in) financing activities - continuing operations	(338,032)	93,621	256,000
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	15,591	23,406
Cash flows provided by (used in) investing activities, net	—	(12)	32,416
Cash flows used in financing activities, net	—	(37,900)	—
Net cash provided by (used in) discontinued operations	—	(22,321)	55,822
Change in cash and cash equivalents classified as assets held for sale	—	(22,321)	55,822
Cash and cash equivalents
Net increase (decrease) for the period	424,284	198,106	(255,727)
Balance, beginning of period	202,101	3,995	259,722
Balance, end of period	$626,385	$202,101	$3,995
Supplemental cash flow disclosures
Interest paid	$203,168	$220,616	$199,429
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$136,484	$147,349	$119,055
Non-Normal Tenant Improvements by tenant	$—	$—	$19,316
Empire City Transaction assets acquired	$—	$625,000	$—
Redemption of Operating Partnership units relating to Northfield OpCo Transaction	$—	$301,373	$—
Investment in MGP BREIT Venture	$802,000	$—	$—
MGP BREIT Venture assumption of bridge loan facility	$1,304,625	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except per unit amounts)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2018	$—	$6,067,739	$6,067,739
Net income	—	244,702	244,702
Cash flow hedges	—	4,128	4,128
Share-based compensation	—	2,093	2,093
Deemed contribution - tax sharing agreement	—	5,745	5,745
Distributions declared ($1.7350 per unit)	—	(461,582)	(461,582)
Other	—	(17,319)	(17,319)
Balance at December 31, 2018	—	5,845,506	5,845,506
Net income	—	275,565	275,565
Issuance of Operating Partnership units	—	1,250,006	1,250,006
Empire City Transaction	—	379,050	379,050
Park MGM Transaction	—	31,875	31,875
Northfield OpCo Transaction	—	(298,957)	(298,957)
Cash flow hedges	—	(35,198)	(35,198)
Share-based compensation	—	2,277	2,277
Deemed contribution - tax sharing agreement	—	7,008	7,008
Distributions declared ($1.8725 per unit)	—	(562,029)	(562,029)
Other	—	2,909	2,909
Balance at December 31, 2019	—	6,898,012	6,898,012
Net income*	—	148,292	148,292
Issuance of Operating Partnership units*	—	506,198	506,198
MGP BREIT Venture Transaction*	—	63,904	63,904
Redemption of temporary equity*	—	(7,532)	(7,532)
Reclassification and remeasurements of temporary equity*	—	(1,405,058)	(1,405,058)
Cash flow hedges*	—	(76,629)	(76,629)
Share-based compensation*	—	2,562	2,562
Deemed contribution - tax sharing agreement*	—	5,125	5,125
Distributions declared ($1.9375 per unit)*	—	(543,966)	(543,966)
Other*	—	(166)	(166)
Balance at December 31, 2020	$—	$5,590,742	$5,590,742
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware in October 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership that was formed in January 2016 and became a subsidiary of MGP in April 2016. The Company elected to be taxed as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2016.

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

As of December 31, 2020, there were approximately 280.0 million Operating Partnership units outstanding in the Operating Partnership of which MGM owned approximately 148.5 million Operating Partnership units or 53.0% of the Operating Partnership units in the Operating Partnership. MGP owns the remaining 47.0% of the Operating Partnership units in the Operating Partnership. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries.

MGP is a publicly traded REIT engaged through its investment in the Operating Partnership in the acquisition, ownership and leasing of large-scale destination entertainment and leisure resorts, whose tenants generally offer diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail offerings. A wholly owned subsidiary of the Operating Partnership leases its real estate properties back to a wholly owned subsidiary of MGM under a master lease agreement (the “MGM-MGP Master Lease”) and as further discussed below, an unconsolidated affiliate of the Operating Partnership leases its real properties back to a wholly owned subsidiary of MGM under a master lease agreement.

Empire City Transaction

On January 29, 2019, the Company acquired the developed real property associated with Empire City Casino (“Empire City”) from MGM upon its acquisition of Empire City (“Empire City Transaction”) and Empire City was added to the MGM-MGP Master Lease. Refer to Note 3 for additional details on the Empire City Transaction and Note 6 for further discussion on the MGM-MGP Master Lease.

Park MGM Transaction

On March 7, 2019, the Company entered into an amendment to the MGM-MGP Master Lease with respect to improvements made by MGM relating to the rebranding of the Park MGM and NoMad Las Vegas property (the “Park MGM Transaction”). Refer to Note 6 for further discussion on the MGM-MGP Master Lease and the Park MGM Transaction.

Northfield OpCo Transaction

On April 1, 2019, the Company transferred the membership interests of Northfield Park Associates, LLC (“Northfield”), the entity that formerly owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park in Northfield, Ohio, to a subsidiary of MGM, and the Company retained the real estate assets. The Company’s taxable REIT subsidiary (“TRS”) that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded the operations it acquired (“Northfield OpCo”)

to MGM Northfield Park, which was added to the MGM-MGP Master Lease (the collective transactions, the “Northfield OpCo Transaction”). Refer to Note 3 for additional details on the Northfield OpCo Transaction and Note 6 for further discussion on the MGM-MGP Master Lease.

MGP BREIT Venture Transaction

On February 14, 2020, the Operating Partnership and MGM completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which MGM transferred the real estate assets of MGM Grand Las Vegas to the Operating Partnership and, together with real estate assets of Mandalay Bay (including Mandalay Place), were contributed to a newly formed entity (“MGP BREIT Venture”), which, following the transactions, is owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”). In exchange for the contribution of the Mandalay Bay real estate assets, the Operating Partnership received consideration of $2.1 billion, which was comprised of $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGM BREIT Venture, the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture, and the remainder in cash. In addition, MGM received approximately $2.4 billion of cash distributed from the MGP BREIT Venture as consideration for its contribution of the MGM Grand Las Vegas real estate assets, and, additionally, the Operating Partnership issued 2.6 million Operating Partnership units to MGM representing 5% of the equity value of the MGP BREIT Venture. MGM provides a shortfall guarantee of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereto). On the closing date, BREIT also purchased 4.9 million Class A common shares of MGP for $150 million. Refer to Note 5 for additional details on the MGP BREIT Venture.

In connection with the transactions, MGP BREIT Venture entered into a lease with a subsidiary of MGM for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease (the “MGP BREIT Venture Lease”) provides for a term of 30 years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the consumer price index increase during the prior year subject to a cap of 3%. In addition, the lease obligates the tenant to spend a specified percentage of net revenues at the properties on capital expenditures and that the tenant and MGM to comply with certain financial covenants, which, if not met, would require the tenant to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. MGM provides a guarantee of the tenant’s obligations under the lease.

In connection with the MGP BREIT Venture Transaction, the MGM-MGP Master Lease was modified to remove the Mandalay Bay property and the annual cash rent under the MGM-MGP Master Lease was reduced by $133 million. Refer to Note 6 for additional details on the modification to the MGM-MGP Master Lease.

Also, on January 14, 2020, the Operating Partnership, MGP, and MGM entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to MGM in connection with MGM exercising its right to require the Operating Partnership to redeem Operating Partnership units it holds. The waiver provided that the units would be purchased at a price per unit equal to a 3% discount to the applicable cash amount as calculated in accordance with the operating agreement. The waiver was effective upon closing of the transaction on February 14, 2020 and scheduled to terminate on the earlier of February 14, 2022 or MGM receiving cash proceeds of $1.4 billion as consideration for the redemption of its Operating Partnership units. On May 18, 2020, the Operating Partnership redeemed 30.3 million of Operating Partnership units held by MGM for $700 million, or $23.10 per unit, and on December 2, 2020, the Operating Partnership redeemed 23.5 million of Operating Partnership units held by MGM for the remaining $700 million, or $29.78 per unit. As a result, the waiver has terminated in accordance with its terms. Refer to Note 2 for further discussion of redeemable equity.

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

Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, MGP Lessor LLC, which is the MGM-MGP Master Lease landlord, a VIE of which the Operating Partnership is the primary beneficiary. As of December 31, 2020, on a consolidated basis, MGP Lessor, LLC had total assets of $9.2 billion primarily related to its real estate investments and total liabilities of $530.7 million primarily related to its deferred revenue and operating lease liabilities.

For entities determined not to be VIEs, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity under the voting interest model if it has controlling financial interest based upon the terms of the respective entities’ ownership agreements. If the entity does not qualify for consolidation under the voting interest model and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method, such as the Company’s MGP BREIT Venture, which does not qualify for consolidation as the Company has joint control, given the entity is structured with substantive participating rights whereby both owners participate in the decision making process which prevents the Company from exerting a controlling financial interest, as defined in ASC 810.

Noncontrolling interest. MGP presents noncontrolling interest and classifies such interest as a component of consolidated shareholders’ equity, separate from the Company’s Class A shareholders’ equity. Noncontrolling interest in MGP represents Operating Partnership units currently held by subsidiaries of MGM. Comprehensive income or loss of the Operating Partnership is allocated to its noncontrolling interest based on the noncontrolling interest’s ownership percentage in the Operating Partnership except for income tax expenses as discussed in Note 9. Ownership percentage is calculated by dividing the number of Operating Partnership units held by the noncontrolling interest by the total Operating Partnership units held by the noncontrolling interest and the Company. Issuance of additional Class A shares and Operating Partnership units changes the ownership interests of both the noncontrolling interest and the Company. Such transactions and the related proceeds are treated as capital transactions.

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

Use of estimates. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These principles require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

At each subsequent reporting period, the carrying value of temporary equity was remeasured to the greater of: (1) the carrying value of the number of units then considered redeemable, inclusive of the comprehensive income and losses attributed based on a per unit or share basis in accordance with ASC 810 or (2) the redemption value of the number of units that are then redeemable based on the remaining aggregate cash redemption amount and the per share redemption value, except that decreases in the per unit or share redemption were limited to the amount of previous increases, with the differences between the carrying value and the remeasured value being recorded as an adjustment in additional paid-in capital (in lieu of retained earnings) or limited partners’ capital. The $1.4 billion maximum cash redemption amount was fulfilled by the $700 million redeemed on May 18, 2020 and the $700 million redeemed on December 2, 2020.

The components of equity that related to the Company’s redeemable noncontrolling interest and the Operating Partnership’s redeemable capital during the year ended December 31, 2020 were as follows:

(In thousands)
As of January 14, 2020	$—
Reclassification and remeasurement adjustments	1,405,058
Attribution of:
Net income	12,079
Redemption of temporary equity	(1,392,468)
MGP's issuance of Class A shares and Operating Partnership's issuance of units	18,418
MGP BREIT Venture Transaction	16,136
Cash flow hedges	(12,995)
Share-based compensation	292
Deemed contribution - tax sharing agreement	1,047
MGP Dividends and Operating Partnership distributions declared	(46,887)
Other	(680)
As of December 31, 2020	$—

Investment in and advances to unconsolidated affiliate. The Company has an investment in an unconsolidated affiliate accounted for under the equity method, which is currently comprised of MGP BREIT Venture. Under the equity method, carrying value is adjusted for the Company’s share of the investee’s earnings and losses, as well as distributions from the investee. The Company classifies its share of investee’s earnings as a component of “Other income (expense)”, as the Company’s investment in such unconsolidated affiliate is an extension of the Company’s core business operations.

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

Based upon the terms of the MGM-MGP Master Lease, although the tenant is responsible for all capital expenditures during the term of the lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the tenant, should the tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP in effect at lease commencement (i.e. ASC 840) (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Inception-to-date Non-Normal Tenant Improvements were $48.4 million through December 31, 2020.

In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements and integral equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the assets (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques. There were no impairment charges related to long-lived assets recognized during the years ended December 31, 2020, 2019, and, 2018.

Depreciation and property transactions. Depreciation expense is recognized over the useful lives of real estate investments applying the straight-line method over the following estimated useful lives, which are periodically reviewed:

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

Revenue recognition. Rental revenue under the MGM-MGP Master Lease, which is accounted for as an operating lease, is recognized on a straight-line basis over the non-cancelable term and reasonably certain renewal periods, which includes the initial lease term of ten years and all four additional five-year terms under the lease, for all contractual revenues that are determined to be fixed and measurable, payment has been received or collectability is probable. The difference between such rental revenue earned and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of “Prepaid expenses and other assets” in the consolidated balance sheets or as “Deferred revenue” in the consolidated balance sheets if cash rent due exceeds rental revenue earned.

“Ground lease and other” on the consolidated statements of operations reflects the amortization of deferred revenue relating to Non-Normal Tenant Improvements as well as the non-cash ground lease revenue from the tenant. Prior to the adoption of ASC 842 on

January 1, 2019, the Company also reflected within this line item the revenue that arises from costs for which the Company is the primary obligor that are required to be paid by the tenant on behalf of the Company pursuant to the triple-net lease terms such as property taxes. ASC 842 requires lessors to exclude from variable payments, and therefore from revenue, lessor costs paid by lessees directly to third parties. Under the MGM-MGP Master Lease, the lessee pays property tax directly to third parties; accordingly, the Company no longer reflect such costs within revenues or expenses as of January 1, 2019.

Northfield generated gaming, food, beverage and other revenue, which primarily consisted of video lottery terminal (“VLT”) wager transactions and food and beverage transactions and such revenue relating to the operations of Northfield is classified as discontinued operations. Refer to Note 3 for further information.

Ground lease and other expenses. Ground lease and other expenses arise from costs which, subsequent to the adoption of ASC 842, includes ground lease rent paid directly by the tenant pursuant to the third-party lessor on behalf of the Company. As discussed above, prior to the adoption of ASC 842 on January 1, 2019, this line item also included property taxes paid for by the tenant on behalf of the Company pursuant to the triple-net lease terms of the MGM-MGP Master Lease.

Acquisition-related expenses. The Company expenses transaction costs associated with completed or announced acquisitions in the period in which they are incurred. These costs are included in “Acquisition-related expenses” within the consolidated statements of operations.

General and administrative. General and administrative expenses primarily include the salaries and benefits of employees and external consulting costs. In addition, pursuant to a corporate services agreement between the Operating Partnership and MGM (the “Corporate Services Agreement”), MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services. MGM is reimbursed for all costs it incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement for the years ended December 31, 2020, 2019 and 2018 of $3.5 million, $3.5 million and $1.9 million, respectively.

Deferred financing costs. Deferred financing costs were incurred in connection with the issuance of the term loan facilities, revolving credit facility and senior notes. Costs incurred in connection with term loan facilities and senior notes were capitalized and offset against the carrying amount of the related indebtedness. Costs incurred in connection with the Operating Partnership’s revolving credit facility are capitalized as a component of prepaid expenses and other assets. These costs are amortized over the term of the indebtedness and are included in interest expense in the consolidated statement of operations.

Concentrations of credit risk. As of December 31, 2020, all of the Company’s real estate properties have been leased to MGM and all of the Company’s revenues for the period ending December 31, 2020 are derived from the MGM-MGP Master Lease with MGM.

Derivative financial instruments. The Company accounts for its derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging, in which all derivative instruments are reflected at fair value as either assets or liabilities. For derivative instruments that are designated and qualify as hedging instruments, the Company records the gain or loss on the hedge instruments as a component of accumulated other comprehensive income. For derivative instruments that are not designated and do not quality as hedging instruments, the Company records the gain or loss on the derivative instruments as ”Gain (loss) on unhedged interest rate swaps, net” on the consolidated statements of operations

Fair value measurements. Fair value measurements are utilized in the accounting and impairment assessments of the Company’s real estate investments. investment in unconsolidated affiliate, and certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•Level 2 inputs for its debt fair value disclosures. See Note 7; and
•Level 2 inputs when measuring the fair value of its interest rate swaps. See Note 8.

Reportable segment. The Company’s operations consist of investments in real estate, both wholly owned and through its investment in MGP BREIT Venture, for which all such real estate properties are similar to one another in that they consist of large-scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. The operating results of the Company’s wholly owned and equity method real estate investments are regularly reviewed, in the aggregate, by the chief operating decision maker. As such, the Company has one reportable segment.

Recently issued accounting standards. In March 2020, the FASB issued ASC 848, “Reference Rate Reform (Topic 848)”. ASC 848 provides optional expedients for applying U.S. GAAP to reference rate reform related contracts, hedging relationships and other qualifying transactions. Application of these expedients preserve the presentation of derivative instruments consistent with past presentation. The guidance is optional and may be elected when or as reference rate reform activities occur. The Company is currently evaluating whether it will elect practical expedients if and when its hedging and related activities are impacted.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

Empire City Acquisition

As discussed in Note 1, on January 29, 2019, the Company acquired the developed real property associated with Empire City from MGM for fair value consideration of approximately $634.4 million. The Company funded the acquisition of the developed real property from MGM through the assumption of approximately $246.0 million of indebtedness, which was repaid with borrowings under its senior secured credit facility, and the issuance of approximately 12.9 million Operating Partnership units to MGM. Empire City was added to the MGM-MGP Master Lease, as further discussed in Note 6.

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

On April 1, 2019, the Company transferred Northfield OpCo to a subsidiary of MGM for fair value consideration of approximately $305.2 million consisting primarily of approximately 9.4 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and the Company retained the real estate assets. The Company’s TRS that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded Northfield OpCo to MGM Northfield Park, which was then added to the MGM-MGP Master Lease. Refer to Note 6 for further discussion on the MGM-MGP Master Lease.

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

The Company’s results for Northfield OpCo for the years ended December 31, 2019 and 2018 are reflected in discontinued operations on the consolidated statement of operations. The results of the Northfield OpCo discontinued operations are summarized as follows:

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

NOTE 4 — REAL ESTATE INVESTMENTS

As discussed in Note 1, on February 14, 2020, in connection with the MGP BREIT Venture Transaction, the real estate assets of Mandalay Bay (including Mandalay Place), were contributed to MGP BREIT Venture. The Company recorded the difference between the carrying value of the Mandalay Bay real estate assets of $2.3 billion and the consideration received of $2.1 billion, as well as the expenses of $10.0 million incurred in connection with the sale, as a net loss on sale of assets of $193.1 million, which is reflected within “Property transactions, net” in the consolidated statements of operations.

The carrying value of real estate investments is as follows:

	December 31,
	2020	2019
	(in thousands)
Land	$3,431,228	$4,631,013
Buildings, building improvements, land improvements and integral equipment	7,426,110	9,293,483
	10,857,338	13,924,496
Less: Accumulated depreciation	(2,546,601)	(3,096,524)
	$8,310,737	$10,827,972

NOTE 5 — INVESTMENT IN UNCONSOLIDATED AFFILIATE

As of December 31, 2020, the Operating Partnership’s investment in unconsolidated affiliate was comprised of its 50.1% interest in MGP BREIT Venture. The Operating Partnership recorded its share of income of $89.1 million for the year ended December 31, 2020 as “Income from unconsolidated affiliate” in the consolidated statements of operations. Additionally, the Operating Partnership received $81.0 million in distributions from MGP BREIT Venture during the year ended December 31, 2020.

Summarized balance sheet information of MGP BREIT Venture is as follows:

Balance at December 31, 2020
(in thousands)
Real estate investments, net	$4,523,638
Other assets	95,342
Debt, net	2,994,269
Other liabilities	7,811

Summarized results of operations of MGP BREIT Venture are as follows:

Year ended December 31,
2020
(in thousands)
Net revenues	$346,481
Income from continuing operations	177,757
Net income	177,757

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

NOTE 6 — LEASES

MGM-MGP Master Lease. The MGM-MGP Master Lease is accounted for as an operating lease and has an initial lease term of ten years that began on April 25, 2016 (other than with respect to MGM National Harbor as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant. The MGM-MGP Master Lease provides that any extension of its term must apply to all of the real estate under the lease at the time of the extension. With respect to MGM National Harbor, the initial lease term ends on August 31, 2024. Thereafter, the initial term of the lease with respect to MGM National Harbor may be renewed at the option of the tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the lease or the next renewal term (depending on whether MGM elects to renew the other properties under the lease in connection with the expiration of the initial ten-year term). If, however, the tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the lease, the tenant would also lose the right to renew the lease with respect to the rest of the properties when the initial ten-year lease term ends related to the rest of the properties in 2026. The lease has a triple-net structure, which requires the tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the lease provides MGP with a right of first offer with respect to MGM Springfield and with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, which MGP may exercise should MGM elect to sell either property in the future.

Rent under the lease consists of a “base rent” component and a “percentage rent” component. As of December 31, 2020, the base rent represents approximately 91% of the rent payments due under the lease and the percentage rent represents approximately 9% of the rent payments due under the lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, beginning on April 1, 2022, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the operating subsidiary sublessees of the tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average annual adjusted net revenues of the tenant and, without duplication, the operating subtenants, from the leased properties subject to the lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual adjusted net revenues, excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).

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

On March 7, 2019, the Company completed the Park MGM Transaction and amended the MGM-MGP Master Lease concurrent with which the Company paid $637.5 million, of which $605.6 million was cash and the remainder in issuance of approximately 1.0 million of Operating Partnership units, to a subsidiary of MGM. As a result of the transaction, the Company recorded a lease incentive asset which represents the consideration paid, less the existing deferred revenue balance of $94.0 million relating to the non-normal tenant improvements recorded for Park MGM, which was derecognized. Further, the annual rent payment to the Company increased by $50 million, prorated for the remainder of the lease year. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2.0% per year until 2022. The Company was required to reassess the lease classification of the lease, which included estimating the fair value using an income approach and the residual value of the assets used in the determination of the implicit rate, and concluded that the lease continued to be an operating lease.

On April 1, 2019, MGM Northfield Park was added to the MGM-MGP Master Lease and the annual rent payment increased by $60 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2.0% per year until 2022.

On February 14, 2020, in connection with the MGP BREIT Venture Transaction, the MGM-MGP Master Lease was modified to remove the Mandalay Bay property and the annual rent payment under the lease was reduced by $133 million. The Company reassessed the lease classification of the lease, which included estimating the fair value of the properties using an income approach and the residual value used in the determination of the implicit rate, and concluded that the lease will continue to be accounted for as an operating lease.

Additionally, in connection with the commencement of the fifth lease year on April 1, 2020 and the corresponding 2.0% fixed annual rent escalator that went into effect on such date, the base rent under the MGM-MGP Master Lease increased to $749.9 million, resulting in total annual rent under the MGM-MGP Master Lease of $827.8 million.

Straight-line rental revenues from the MGM-MGP Master Lease, which includes lease incentive asset amortization, were $768.4 million, $856.4 million, and $746.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company also recognized revenue related to ground lease and other of $24.2 million, $24.7 million, and $123.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Under the MGM-MGP Master Lease, future non-cancelable minimum cash rental payments, which are the payments under the initial 10-year term through April 30, 2026 and do not include the four five-year renewal options and, with respect to MGM National Harbor, through August 31, 2024, are as follows as of December 31, 2020:

Year ending December 31,	(in thousands)
2021	$839,012
2022	784,336
2023	764,861
2024	733,161
2025	669,760
Thereafter	223,253
Total	$4,014,383

Lessee Leases. The Company is a lessee of land underlying MGM National Harbor and a portion of the land underlying Borgata and Beau Rivage. The Company is obligated to make lease payments through the non-cancelable term of the ground leases, which is through 2066 for Beau Rivage, 2070 for Borgata, and 2082 for MGM National Harbor. These ground leases will be paid by the tenant under the MGM-MGP Master Lease through 2046 (including renewal periods). Components of lease expense for each of the years ended December 31, 2020 and December 31, 2019 include operating lease cost of $23.8 million. Other information related to the Company’s operating leases was as follows:

Supplemental balance sheet information	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)	58	59
Weighted average discount rate (%)	7%	7%

Maturities of operating lease liabilities were as follows:

Year ending December 31,	(in thousands)
2021	$24,996
2022	25,015
2023	24,875
2024	24,846
2025	24,846
Thereafter	1,307,958
Total future minimum lease payments	1,432,536
Less: Amount of lease payments representing interest	(1,091,403)
Total	$341,133

NOTE 7 — DEBT

Debt consists of the following:

	December 31,
	2020	2019
	(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$—	$399,125
Senior secured term loan B facility	—	1,304,625
Senior secured revolving credit facility	10,000	—
5.625% senior notes, due 2024	1,050,000	1,050,000
4.625% senior notes, due 2025	800,000	—
4.50% senior notes, due 2026	500,000	500,000
5.75% senior notes, due 2027	750,000	750,000
4.50% senior notes, due 2028	350,000	350,000
3.875% senior notes, due 2029	750,000	—
	4,210,000	4,353,750
Less: Unamortized discount and debt issuance costs	(41,041)	(46,396)
	$4,168,959	$4,307,354

Operating Partnership credit agreement and bridge facility. At December 31, 2020, the Operating Partnership senior secured credit facility consisted of a $1.4 billion revolving credit facility. The revolving facility bears interest of London Inter-bank Offered Rate (“LIBOR”) plus 1.75% to 2.25% determined by reference to a total net leverage ratio pricing grid. The revolving facility will mature in June 2023.

As of December 31, 2020, $10.0 million was drawn on the revolving credit facility. At December 31, 2020, the interest rate on the revolving facility was 1.90%. No letters of credit were outstanding under the Operating Partnership senior secured credit facility at December 31, 2020. See Note 8 for further discussion of the Operating Partnership’s interest rate swap agreements.

In connection with the MGP BREIT Venture Transaction, on February 14, 2020, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee relating to the debt of the MGP BREIT Venture (refer to Note 5 for description of such guarantee), and permit the incurrence of the bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances made in connection with its November 2019 equity offering and from its “at-the-market offering” (“ATM”) program to pay off the outstanding balance of $399 million of its term loan A facility in full. The Operating Partnership incurred a loss on retirement of debt of $18.1 million recorded in “Other” in the consolidated statements of operations.

The credit agreement contains customary representations and warranties, events of default and positive and negative covenants. The revolving credit facility and term loan A facility also require that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its financial covenants at December 31, 2020.

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
In November 2020, the Operating Partnership issued $750 million in aggregate principal amount of 3.875% senior notes due 2029. The senior notes mature on February 15, 2029. Interest on the senior notes is payable on February 15 and August 15 of each year, commencing on August 15, 2021. The net proceeds from the offering were used for general corporate purposes and, ultimately, to redeem $700 million of Operating Partnership units held by MGM pursuant to the waiver agreement discussed in Note 1.

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

Maturities of debt. Maturities of the principal amount of the Operating Partnership’s debt as of December 31, 2020 are as follows:

Year ending December 31,	(in thousands)
2021	$—
2022	—
2023	10,000
2024	1,050,000
2025	800,000
Thereafter	2,350,000
$4,210,000

Fair value of debt. The estimated fair value of the Operating Partnership’s debt was $4.5 billion and $4.6 billion at December 31, 2020 and 2019, respectively. Fair value was estimated using quoted market prices for the Operating Partnership’s senior notes and senior secured credit facilities.

NOTE 8 — DERIVATIVES AND HEDGING ACTIVITIES

The Operating Partnership uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate senior credit facility and forecasted debt issuances for the duration and amount of its interest rate swap agreements, which such variable rate could unfavorably impact future earnings and forecasted cash flows. The Operating Partnership and Company do not use derivative instruments for speculative or trading purposes.

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

In connection with prepayments of $541 million on the Operating Partnership’s senior credit facility in November 2019, as well as in contemplation of the proceeds that will be received upon settlement of the 12.0 million shares under forward purchase agreements discussed in Note 10, the Operating Partnership determined that such debt cash flows were no longer considered probable of occurring. As a result, the Operating Partnership de-designated the corresponding $600 million notional of interest rate swaps and reclassified the loss of $4.9 million reported in accumulated other comprehensive income relating to such notional into earnings within “Gain (loss) on unhedged interest rate swaps, net” on the consolidated income statements.

In connection with the $800 million issuance of senior notes in June 2020 and in connection with the $750 million issuance of senior notes in November 2020, each discussed in Note 7, the Operating Partnership determined that it will no longer be exposed to cash flow variability for the respective issuances and, accordingly, the Operating Partnership de-designated $600 million and $700 million notional of interest rate swaps in June 2020 and November 2020, respectively. Amounts deferred in accumulated comprehensive loss relating to the $600 million and $700 million notional of swaps will be amortized into earnings over the life of the hedged cash flows within “Interest expense” on the consolidated income statements. Changes in the fair value of the interest rate swaps that do not qualify for hedge accounting are also reflected in earnings within “Gain (loss) on unhedged interest rate swaps, net” on the consolidated income statements. The Operating Partnership recorded a $2.1 million gain and a $1.0 million gain relating to such fair value changes for the year ended December 31, 2020 and 2019, respectively. There were no amounts recorded within “Gain (loss) on unhedged interest rate swaps, net” for the year ended December 31, 2018.

The Operating Partnership’s interest rate swaps as of December 31, 2020 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Liability	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$900,000	1.801%	$(41,131)	November 30, 2021	December 31, 2024
$900,000		$(41,131)

Derivatives not designated as hedges:
$1,200,000	1.844%	$(18,889)	May 3, 2017	November 30, 2021
300,000	1.158%	(10,451)	September 6, 2019	December 31, 2024
400,000	2.252%	(48,453)	October 1, 2019	December 31, 2029
$1,900,000		$(77,793)
		$(118,924)
The Operating Partnership’s interest rate swaps as of December 31, 2019 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Asset (Liability)	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$600,000	1.902%	$(4,106)	May 3, 2017	November 30, 2021
300,000	1.158%	6,529	September 6, 2019	December 31, 2024
400,000	2.252%	(18,743)	October 1, 2019	December 31, 2029
900,000	1.801%	(4,915)	November 30, 2021	December 31, 2024
$2,200,000		$(21,235)

Derivatives not designated as hedges:
$600,000	1.786%	$(2,736)	May 3, 2017	November 30, 2021
$600,000		$(2,736)
		$(23,971)

As of December 31, 2020 and 2019, the Operating Partnership’s interest rate swaps that are in a liability position are recorded within “Accounts payable, accrued expenses and other liabilities”. As of December 31, 2019, the Operating Partnership’s interest rate swaps that are in an asset position are recorded within “Prepaid expenses and other assets”.

NOTE 9 — INCOME TAXES

The Company elected to be taxed as a REIT as defined under Section 856(a) of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, except as described below, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company distributed 100% of its taxable income in the taxable year ended December 31, 2020 and expects to do so in future years. Accordingly, the consolidated financial statements do not reflect a provision for federal income taxes for its REIT operations; however, the Company is subject to federal, state and local income tax on its TRS operations and may still be subject to federal excise tax, as well as certain state and local income and franchise taxes on its REIT operations. The Company’s TRS owned the real estate assets and operations of Northfield until it liquidated on April 1, 2019. The Company recorded a tax provision of $2.9 million in discontinued operations and a tax benefit of $1.1 million in continuing operations for a total tax provision of $1.8 million related to the operations of the TRS for the year ended December 31, 2019 and has no provision relating to TRS operations subsequent to the liquidation.

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

The MGM-MGP Master Lease landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the consolidated financial statements as if the MGM-MGP Master Lease landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the MGM-MGP Master Lease landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the MGM-MGP Master Lease landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return and, accordingly, the income tax balances related to such taxes are reflected within “Noncontrolling interest” within the consolidated financial statements. No amounts are due to MGM under the tax sharing agreement as of December 31, 2020 or December 31, 2019.

The provision for income taxes on continuing operations is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Federal:
Current	$—	$—	$—
Deferred	—	(1,058)	(1,142)
Provision for federal income taxes on continuing operations	$—	$(1,058)	$(1,142)
State:
Current	$6,345	$7,309	$5,746
Deferred	3,389	1,347	1,175
Provision for state income taxes on continuing operations	$9,734	$8,656	$6,921

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal income tax statutory rate	21.0%	21.0%	21.0%
Federal valuation allowance	—	—	—
Income not subject to federal income tax	(21.0)	(21.4)	(21.5)
State taxes	5.7	3.2	3.1
Effective tax rate on income from continuing operations	5.7%	2.8%	2.6%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax asset – federal and state
Accruals, reserves and other	$—	$—
Total deferred tax asset	$—	$—

Deferred tax liability – federal and state
Real estate investments, net	$(33,298)	$(29,909)
Other intangible assets, net	—	—
Total deferred tax liability	(33,298)	(29,909)
Net deferred tax liability	$(33,298)	$(29,909)

The Company assesses its tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts. The Company currently has no uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were recorded for the years ended December 31, 2020 or December 31, 2019.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As of December 31, 2020, federal and Mississippi income tax returns for tax years 2017 and after, and all other state and local income tax returns filed for tax years 2016 and after, are subject to examination by the relevant taxing authorities.

NOTE 10 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP shareholders.

Issuance of Class A shares. On January 31, 2019, the Company completed an offering of 19.6 million Class A shares representing limited liability company interests in a registered public offering, including 2.6 million Class A shares sold pursuant to the exercise in full by the underwriters of their over-allotment option, for net proceeds of approximately $548.4 million.

On April 30, 2019, the Company entered into an ATM program to offer and sell up to an aggregate sales price of $300 million Class A shares through sales agents at prevailing market prices or agreed-upon prices. During the year ended December 31, 2019, the Company issued 5.3 million Class A shares under the program for net proceeds of approximately $161.0 million. On February 12, 2020, the Company received net proceeds of approximately $18.7 million for 0.6 million of forward shares settled under the ATM program.
On November 22, 2019, the Company completed an offering of 30.0 million Class A shares in a registered public offering. The offering consisted of 18.0 million shares sold directly to the underwriters at closing for net proceeds of approximately $540.6 million after deducting underwriting discounts and commissions and 12.0 million shares sold under forward purchase agreements. On February 11 through February 13, 2020, the Company received net proceeds of approximately $355.9 million for 12.0 million of forward shares settled. The forward shares settled in exchange for cash proceeds per share equal to the applicable forward sale price, which was the public offering price less the underwriting discount and was subject to certain adjustments as provided in the forward sale agreements.

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

Operating Partnership capital and noncontrolling interest ownership transactions. The following discloses the effects of changes in the Company’s ownership percentage interest in its subsidiary, the Operating Partnership, on the Class A shareholders’ equity:

	For the years ended
	2020	2019	2018
	(in thousands)
Net income attributable to MGM Growth Properties	$76,129	$90,260	$67,065
Transfers from/(to) noncontrolling interest:
Empire City Transaction	—	23,745	—
Issuance of Class A shares	442,717	1,049,582	—
Park MGM Transaction	—	2,496	—
Northfield OpCo Transaction	—	(27,439)	—
MGP BREIT Venture Transaction	8,287	—	—
Redemption of temporary equity	(114,924)	—	—
Other	1,275	1,183	237
Net transfers from noncontrolling interest	337,355	1,049,567	237
Change from net income attributable to MGM Growth Properties and transfers to noncontrolling interest	$413,484	$1,139,827	$67,302

Empire City Transaction. On January 29, 2019, in connection with the Empire City Transaction, the Operating Partnership issued 12.9 million Operating Partnership units to a subsidiary of MGM and MGP’s indirect ownership percentage in the Operating Partnership decreased from 26.7% to 25.4%.

Issuance of Class A shares and Operating Partnership units - January 2019. On January 31, 2019, in connection with the Company’s registered offering of Class A shares, the Operating Partnership issued 19.6 million Operating Partnership units to the Company and MGP’s indirect ownership percentage in the Operating Partnership increased from 25.4% to 30.3%.

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

Issuance of Class A shares and Operating Partnership units - ATM Program - 2019. In connection with the Company’s issuance of Class A shares under the ATM program during 2019, the Operating Partnership issued 5.3 million Operating Partnership units to the Company. Subsequent to the collective issuances, the ownership percentage in the Operating Partnership was 32.4%.

Issuance of Class A shares and Operating Partnership units - November 2019. On November 22, 2019, in connection with the Company’s registered offering of Class A shares, the Operating Partnership issued 18.0 million Operating Partnership units to the Company. As a result of this transaction, MGP’s indirect ownership percentage in the Operating Partnership increased to 36.3%.

Issuance of Class A shares and Operating Partnership units - Forwards. In connection with the registered issuance of 12.0 million Class A shares by the Company from February 11 through February 13, 2020 pursuant to the settlement of forward sales agreements from the November 2019 registered offering, discussed above, the Operating Partnership issued 12.0 million Operating Partnership units to the Company. Further, in connection with the registered issuance of 0.6 million of shares by the Company on February 12, 2020 pursuant to the settlement of forward sales agreements under the Company’s ATM program, the Operating Partnership issued 0.6 million Operating Partnership units to the Company. As a result of these collective issuances, MGP’s indirect ownership percentage in the Operating Partnership increased to 38.8%.

Issuance of Class A shares and Operating Partnership units - BREIT. On February 14, 2020, in connection with the Company’s registered sale of Class A shares to BREIT, the Operating Partnership issued 4.9 million Operating Partnership units to the Company and the Company’s indirect ownership percentage in the Operating Partnership increased from 38.8% to 39.7%.

MGP BREIT Venture Transaction. On February 14, 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership issued 2.6 million Operating Partnership units to MGM and the Company’s indirect ownership percentage in the Operating Partnership decreased from 39.7% to 39.4%.

Redemption of temporary equity. On May 18, 2020, in connection with the redemption waiver discussed in Note 1 and Note 2, the Operating Partnership redeemed 30.3 million Operating Partnership units from MGM for $700 million and the Company’s indirect ownership percentage in the Operating Partnership increased from 39.4% to 43.3%. On December 2, 2020 the Operating Partnership further redeemed 23.5 million Operating Partnership units from MGM for $700 million and the Company’s indirect ownership percentage in the Operating Partnership increased from 43.3% to 47.0%.

Accumulated Other Comprehensive Income (Loss). Comprehensive income (loss) includes net income and all other non-shareholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive income (loss) are reported in the accompanying consolidated statement of shareholders’ equity. The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at January 1, 2018	$3,206	$(98)	$3,108
Other comprehensive income before reclassifications	5,258	—	5,258
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,130)	—	(1,130)
Other comprehensive income	4,128	—	4,128
Less: Other comprehensive income attributable to noncontrolling interest	(3,028)	—	(3,028)
Balance at December 31, 2018	4,306	(98)	4,208
Other comprehensive loss before reclassifications	(34,476)	—	(34,476)
Amounts reclassified from accumulated other comprehensive loss to interest expense	(5,599)	—	(5,599)
Amounts reclassified from accumulated other comprehensive loss to loss on unhedged interest rate swaps	4,877	—	4,877
Other comprehensive loss	(35,198)	—	(35,198)
Other changes in accumulated other comprehensive loss:
Empire City Transaction	—	(195)	(195)
Issuance of Class A shares	—	(1,512)	(1,512)
Park MGM Transaction	—	(16)	(16)
Northfield OpCo Transaction	—	2	2
Changes in accumulated other comprehensive loss:	(35,198)	(1,721)	(36,919)
Less: Other comprehensive loss attributable to noncontrolling interest	25,666	—	25,666
Balance at Balance at December 31, 2019	(5,226)	(1,819)	(7,045)
Other comprehensive loss before reclassifications	(104,999)	—	(104,999)
Amounts reclassified from accumulated other comprehensive loss to interest expense	17,922	—	17,922
Amounts reclassified from accumulated other comprehensive loss to gain on unhedged interest rate swaps	(2,547)	—	(2,547)
Other comprehensive loss	(89,624)	—	(89,624)
Other changes in accumulated other comprehensive loss:
Issuance of Class A shares	—	(646)	(646)
Issuance of OP Units	—	59	59
Redemption of temporary equity	—	(8,773)	(8,773)
Other	—	45	45
Changes in accumulated other comprehensive loss:	(89,624)	(9,315)	(98,939)
Less: Other comprehensive loss attributable to noncontrolling interest	54,787	—	54,787
Balance at December 31, 2020	$(40,063)	$(11,134)	$(51,197)

At December 31, 2020, the estimated amount currently recorded in accumulated other comprehensive loss that will be recognized in earnings over the next 12 months is not material.

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

A summary of the Company’s stock distributions for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Year Ended December 31,
	2020		2019		2018
Non-qualified dividends	$1.4649	76.30%	$1.6134	87.21%	$1.2669	74.20%
Return of capital	0.4551	23.70%	0.2366	12.79%	0.4406	25.80%
Total	$1.9200	100.00%	$1.8500	100.00%	$1.7075	100.00%
NOTE 11 — EARNINGS PER CLASS A SHARE

The table below provides earnings and the number of Class A shares used in the computations of “basic” earnings per share, which utilizes the weighted average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” earnings per share, which includes all such shares. Earnings attributable to Class A shares, weighted average Class A shares outstanding and the effect of dilutive securities outstanding are presented for each period. Earnings per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights in the Company.

	Twelve Months Ended December 31,
	2020	2019	2018
	(In thousands)
Numerator:
Income from continuing operations, net of tax	$160,371	$259,349	$214,139
Less: Income from continuing operations attributable to noncontrolling interest	(84,242)	(173,871)	(155,220)
Income from continuing operations attributable to Class A shares - basic and diluted	76,129	85,478	58,919
Income from discontinued operations, net of tax	—	16,216	30,563
Less: Income from discontinued operations attributable to noncontrolling interest	—	(11,434)	(22,417)
Income from discontinued operations attributable to Class A shares - basic and diluted	—	4,782	8,146
Net income attributable to Class A shares - basic and diluted	$76,129	$90,260	$67,065
Denominator:
Weighted average Class A shares outstanding (1) - basic	129,491	93,047	70,998
Effect of dilutive shares for diluted net income per Class A share (2)	162	252	188
Weighted average Class A shares outstanding (1) - diluted	129,653	93,299	71,186

(1)    Includes weighted average deferred share units granted to certain members of the board of directors.
(2)    Less than 0.1 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for each of the years ended December 31, 2020 and December 31, 2019. No shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the years ended December 31, 2018.
(3)     Diluted earnings per Class A share does not assume conversion of the Operating Partnership units held by MGM as such conversion would be antidilutive.

NOTE 12 — EARNINGS PER OPERATING PARTNERSHIP UNIT

The table below provides earnings and the number of Operating Partnership units used in the computations of “basic” earnings per Operating Partnership unit, which utilizes the weighted average number of Operating Partnership units outstanding without regard to dilutive potential Operating Partnership units, and “diluted” earnings per Operating Partnership units, which includes all such Operating Partnership units. Earnings attributable to Operating Partnership units, weighted average Operating Partnership units outstanding and the effect of dilutive securities outstanding are presented for each period.

	Twelve Months Ended December 31,
	2020	2019	2018
	(In thousands)
Numerator:
Income from continuing operations, net of tax, attributable to unitholders - basic and diluted	$160,371	$259,349	$214,139
Income from discontinued operations, net of tax - basic and diluted	—	16,216	30,563
Net income attributable to unitholders - basic and diluted	$160,371	$275,565	$244,702
Denominator:
Weighted average Operating Partnership units outstanding (1) - basic	310,688	293,885	266,132
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	162	252	188
Weighted average Operating Partnership units outstanding (1) - diluted	310,850	294,137	266,320

(1)    Includes weighted average deferred share units granted to certain members of the Board of Directors.
(2)    Less than 0.1 million units related to outstanding share-based compensation awards were excluded due to being antidilutive for each of the years ended December 31, 2020 and December 31, 2019. No units related to outstanding share-based compensation awards were excluded due to being antidilutive for the years ended December 31, 2018.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2020

		Acquisition Costs(a)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period(b)
Property(c) (g)	Encumbrances	Land	Building, Improvements and Other	Land	Building, Improvements and Other	Land	Building, Improvements and Other	Total	Accumulated Depreciation	Year Acquired(d)	Useful Life
Investment Properties:
New York-New York(f)	e	$183,010	$585,354	$—	$—	$183,010	$584,459	$767,469	$(345,394)	2016	h
The Mirage	e	1,017,562	760,222	—	—	1,017,562	746,186	1,763,748	(537,579)	2016	h
Luxor	e	440,685	710,796	—	—	440,685	701,584	1,142,269	(395,809)	2016	h
Excalibur	e	814,805	342,685	—	43,945	814,805	383,511	1,198,316	(169,516)	2016	h
Park MGM	e	291,035	376,625	—	103,406	291,035	324,509	615,544	(108,556)	2016	h
Beau Rivage	e	104,945	561,457	—	—	104,945	551,402	656,347	(283,847)	2016	h
MGM Grand Detroit	e	52,509	597,324	—	—	52,509	596,694	649,203	(206,769)	2016	h
Gold Strike Tunica	e	3,609	179,146	—	—	3,609	178,305	181,913	(97,553)	2016	h
Borgata	e	35,568	1,264,432	—	—	35,568	1,249,925	1,285,493	(154,417)	2016	h
MGM National Harbor	—	—	1,183,909	—	—	—	1,205,531	1,205,531	(164,914)	2017	h
MGM Northfield Park	e	392,500	376,842	—	—	392,500	373,324	765,824	(34,120)	2018	h
Empire City	—	95,000	530,000	—	—	95,000	530,000	625,000	(47,843)	2019	h
		3,431,228	7,468,792	—	147,351	3,431,228	7,425,430	10,856,657	(2,546,317)
Corporate Property:
MGP Corporate Office		—	488	—	192	—	681	681	(284)	2017	h
		$3,431,228	$7,469,280	$—	$147,543	$3,431,228	$7,426,111	$10,857,338	$(2,546,601)

(a)Represents the net carrying value of the properties acquired in April 2016 and the real estate assets of Borgata, MGM National Harbor, MGM Northfield Park and Empire City on their respective acquisition dates by the Operating Partnership.
(b)The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $8.5 billion.
(c)All of the properties are large-scale destination entertainment and gaming-related properties, with the exception of MGP Corporate Office. See “Item 1 — Business — Our Properties” for additional detail about our properties.
(d)We have omitted the date of construction of our properties on the basis that compiling this disclosure on a site-by-site basis would be impracticable because the majority of the real estate assets were constructed by other companies that were later acquired by MGM and then ultimately acquired by MGP in April 2016.
(e)The assets comprising these Properties collectively secure the entire amount of the Operating Partnership’s senior secured credit facility.
(f)Includes The Park dining and entertainment district.
(g)This schedule does not include properties owned by MGP BREIT Venture.
(h)Depreciation is computed based on the following estimated useful lives:

Buildings and building improvements	20 to 40 years
Land improvements	10 to 20 years
Fixtures and integral equipment	3 to 20 years

Reconciliation of Real Estate

	2020	2019	2018
Balance at beginning of year	$13,924,496	$13,318,334	$12,655,847
Additions (1)	—	625,000	788,850
Dispositions and write-offs (2)	(3,067,158)	(27,377)	(105,646)
Other	—	8,539	(20,717)
Balance at end of year	$10,857,338	$13,924,496	$13,318,334

(1)2019 includes $625.0 million resulting from the Operating Partnership’s acquisition of the real estate assets of Empire City. 2018 includes $769.3 million resulting from the Operating Partnership’s acquisition of the real estate assets of MGM Northfield Park.
(2)2020 includes $3.1 billion resulting from the contribution of Mandalay Bay to MGP BREIT Venture as part of the MGP BREIT Venture Transaction.

Reconciliation of Accumulated Depreciation

	2020	2019	2018
Balance at beginning of year	$(3,096,524)	$(2,812,205)	$(2,633,909)
Depreciation expense	(236,853)	(294,705)	(266,622)
Dispositions and write-offs (1)	786,776	16,533	85,327
Other	—	(6,147)	2,999
Balance at end of year	$(2,546,601)	$(3,096,524)	$(2,812,205)

(1)2020 includes $785.3 million relating to the contribution of Mandalay Bay to MGP BREIT Venture as part of the MGP BREIT Venture Transaction.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Controls and Procedures with respect to MGP

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Objective of Internal Control over Financial Reporting

In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate for all timely decisions regarding required disclosure. Significant elements of the Company’s internal control over financial reporting include, for example:

•Hiring skilled accounting personnel and training them appropriately;
•Written accounting policies;
•Written documentation of accounting systems and procedures;
•Segregation of incompatible duties;
•Internal audit function to monitor the effectiveness of the system of internal control; and
•Oversight by an independent Audit Committee of the Board of Directors.

Management’s Evaluation

Management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation as of December 31, 2020, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Evaluation of Disclosure Controls and Procedures

The Operating Partnership established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2020.

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

Objective of Internal Control over Financial Reporting

In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Partnership as of and for the periods presented in this annual report. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate for all timely decisions regarding required disclosure. Significant elements of the Partnership’s internal control over financial reporting include, for example:

•Hiring skilled accounting personnel and training them appropriately;
•Written accounting policies;
•Written documentation of accounting systems and procedures;
•Segregation of incompatible duties;
•Internal audit function to monitor the effectiveness of the system of internal control; and
•Oversight by an independent Audit Committee of the Board of Directors.

Management’s Evaluation

Management, with the participation of the Partnership’s principal executive officer and principal financial officer, has evaluated the Partnership’s internal control over financial reporting using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation as of December 31, 2020, management believes that the Partnership’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Information about our Executive Officers” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which we expect to file with the SEC within 120 days after December 31, 2020 (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Board of Directors Report” in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Shareholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2020:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(in thousands)
Equity compensation plans approved by shareholders(1)	460	N/A	1,627
Equity compensation plans not approved by shareholders	—	—	—
Total	460	N/A	1,627

(1)    As of December 31, 2020 we had restricted share units, performance share units and deferred share units outstanding. These awards do not have an exercise price. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

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
Consolidated Balance Sheets — December 31, 2020 and 2019
Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
MGM Growth Properties Operating Partnership LP:
Consolidated Balance Sheets — December 31, 2020 and 2019
Years Ended December 31, 2020, 2019, and 2018
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
Schedule III — Real Estate and Accumulated Depreciation — December 31, 2020

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

2.2
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

Exhibit Number	Description
3.2
Second Amended and Restated Limited Partnership Agreement of MGM Growth Properties Operating Partnership LP, dated as of February 2, 2017 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 8, 2017)

3.3
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

4.9
Third Supplemental Indenture to the Indentures, dated as of January 29, 2019, among MGP Yonkers Realty Sub, LLC,YRL Associates, L.P., MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 10-Q filed on May 7, 2019)

4.10
Fourth Supplemental Indenture to the Indentures, dated as of March 29, 2019, among MGP OH Propco, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Current Report on Form 10-Q filed on May 7, 2019)

4.11
Fifth Supplemental Indenture to the Indentures, dated as of January 22, 2020, among YRL Associates, L.P., MGP Yonkers Realty Sub, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 10-Q filed on May 5, 2020)

4.12
Sixth Supplemental Indenture to the Indentures, dated as of February 12, 2020, among MGP Lessor II, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 10-Q filed on May 5, 2020)

4.13
Indenture, dated as of June 5, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 5, 2020)

4.14
Indenture, dated as of November 19, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on November 20, 2020)

4.15	Description of Class A Shares representing Limited Liability Company Interests of MGM Growth Properties LLC
10.1	Master Lease between MGP Lessor, LLC and MGM Lessee, LLC, dated April 25, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 25, 2016)
10.2
First Amendment to Master Lease, dated as of August 1, 2016, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Resorts International filed on August 1, 2016)

Exhibit Number	Description
10.3
Second Amendment to Master Lease, dated as of October 5, 2017, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 6, 2017)

10.4
Third Amendment to Master Lease, dated as of January 29, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 29, 2019)

10.5
Fourth Amendment to Master Lease, dated as of March 7, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 8, 2019).

10.6
Fifth Amendment to Master Lease, dated as of April 1, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 4, 2019).

10.7
Sixth Amendment to Master Lease, dated as of February 14, 2020, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 18, 2020)

10.8
Credit Agreement dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, the financial institutions referred to as Lenders therein and the Administrative Agent (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on April 25, 2016)

10.9
First Amendment to Credit Agreement, dated October 26, 2016, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 26, 2016)

10.10
Second Amendment to Credit Agreement, dated May 1, 2017, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 1, 2017)

10.11
Third Amendment to Credit Agreement, dated March  23, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 26, 2018)

10.12
Fourth Amendment to Credit Agreement, dated June 14, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 18, 2018)

10.13
Fifth Amendment to Credit Agreement, dated as of February 14, 2020, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on February 18, 2020)

10.14
Corporate Services Agreement between MGM Growth Properties Operating Partnership LP and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 25, 2016)

10.15
Amended and Restated Registration Rights Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of October 5, 2017 (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on March 1, 2018)

10.16
IP License Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on April 25, 2016)

†10.17
Hotel and Casino Ground Lease between National Harbor Beltway L.C., as landlord, and MGM National Harbor, LLC, as tenant, dated as of April 26, 2013 (incorporated by reference to Exhibit 10.4(3) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

†10.18
First Amendment to the Hotel and Casino Ground Lease, dated July 23, 2014 between National Harbor Beltway L.C. and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.4(4) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

†10.19
Second Amendment to the Hotel and Casino Ground Lease, dated November 24, 2015 between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.4(5) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

10.20
Third Amendment to the Hotel and Casino Ground Lease, dated August 21, 2017, between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of MGM Resorts International filed on November 9, 2017)

10.21
Amended and Restated Limited Liability Company Agreement of MGP BREIT Venture 1 LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 18, 2020)

10.22
Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC and MGM Lessee II, LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 18, 2020)

Exhibit Number	Description
10.23
Loan Agreement, by and among Mandalay PropCo, LLC, MGM Grand PropCo, LLC, Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG. New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., as administrative agent, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 18, 2020)

10.24
First Amendment to Loan Agreement, dated as of March 30, 2020, among Mandalay Bay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender (incorporated by reference to Exhibit 10.5 of our Current Report on Form 10-Q filed on May 5, 2020)

10.25
Second Amendment to Loan Agreement, dated as of May 1, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q filed on November 2, 2020)

10.26
Third Amendment to Loan Agreement, dated as of July 15, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Wilmington Trust, National Association, solely in its capacity as trustee for the benefit of the holders of BX Commercial Mortgage Trust 2020-VIVA, Commercial Mortgage Pass-Through Certificates, Series 2020-VIVA, as Lender (incorporated by reference to Exhibit 10.2 of our Current Report on Form 10-Q filed on November 2, 2020)

10.27*	Employment Agreement of James C. Stewart, effective as of May 1, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 20, 2019) †
10.28*	Employment Agreement of Andy H. Chien, effective as of May 1, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 20, 2019) †
10.29*	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016)
10.30*	Annual Performance-Based Incentive Plan (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016)
10.31*	Change of Control Policy for Executive Officers (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on April 25, 2016)
10.32*	MGM Growth Properties LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on April 25, 2016)
10.33*	2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on April 25, 2016)
10.34*	Form of 2016 Performance Share Units Agreement (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed on April 25, 2016)
10.35*	Form of 2016 Performance Share Units Agreement (Bonus) (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed on April 25, 2016)
10.36*	Form of 2016 Restricted Share Units Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K filed on April 25, 2016)
10.37*	Form of 2016 Restricted Share Units Agreement (Employees) (incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed on April 25, 2016)
10.38*	Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K filed on April 25, 2016)
10.39*	Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on April 25, 2016)
10.40*	Form of Restricted Stock Unit Agreement (2018 Bonus RSUs) (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 4, 2018)
10.41*	Form of Restricted Stock Unit Agreement (Bonus RSUs) (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on May 4, 2018)
10.42*	Form of Restricted Share Unit Agreement (for awards granted in November 2019 and thereafter)
10.43*	Form of Performance Share Unit Agreement (for awards granted in November 2019 and thereafter)
21.1	Subsidiaries of MGM Growth Properties LLC
21.2	Subsidiaries of MGM Growth Properties Operating Partnership LP
22.1	Subsidiary Guarantors

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP for MGM Growth Properties LLC
23.2	Consent of Deloitte & Touche LLP for MGM Growth Properties Operating Partnership LP
23.3	Consent of Deloitte & Touche LLP for MGP BREIT Venture 1 LLC
23.4	Consent of Deloitte & Touche LLP for MGP BREIT Venture 1 LLC
31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Audited financial statements of MGP BREIT Venture 1 LLC as of December 31, 2020 and for the period of February 14, 2020 (Date of Inception) to December 31, 2020
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

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

Dated: February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer (Principal Executive Officer)	February 23, 2021
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2021
Andy H. Chien
/S/ PAUL SALEM	Chairman of the Board	February 23, 2021
Paul Salem
/S/ COREY SANDERS	Director	February 23, 2021
Corey Sanders
/S/ JOHN M. MCMANUS	Director	February 23, 2021
John M. McManus
/S/ KATHRYN COLEMAN	Director	February 23, 2021
Kathryn Coleman
/S/ THOMAS ROBERTS	Director	February 23, 2021
Thomas Roberts
/S/ CHARLES IRVING	Director	February 23, 2021
Charles Irving
/S/ DANIEL J. TAYLOR	Director	February 23, 2021
Daniel J. Taylor

SIGNATURES

Pursuant to the requirements of Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada, on February 23, 2021.

MGM Growth Properties Operating Partnership LP

By:	MGM Growth Properties OP GP LLC
By:	/s/ JAMES C. STEWART
Name: James C. Stewart
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer (Principal Executive Officer)	February 23, 2021
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2021
Andy H. Chien
/S/ JOHN M. MCMANUS	Manager	February 23, 2021
John M. McManus
/S/ COREY SANDERS	Manager	February 23, 2021
Corey Sanders