Form 10-Q
period 2021-03-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2021-04-30
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

MGM Growth Properties LLC     Yes ☐ No  ☒
MGM Growth Properties Operating Partnership LP      Yes ☐ No  ☒

As of April 28, 2021, 153,386,208 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust (“REIT”), and the owner of the sole general partner of the Operating Partnership. As of March 31, 2021, MGP owned approximately 57.9% of the Operating Partnership units, each such unit representing limited partnership interests in the Operating Partnership (“Operating Partnership units”). The remaining approximately 42.1% of the Operating Partnership’s units are owned by our parent, MGM Resorts International (“MGM”) and certain of its subsidiaries. As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Real estate investments, net	$8,251,957	$8,310,737
Lease incentive asset	502,156	507,161
Investment in unconsolidated affiliate	820,390	810,066
Cash and cash equivalents	143,231	626,385
Prepaid expenses and other assets	24,310	25,525
Above market lease, asset	39,473	39,867
Operating lease right-of-use assets	280,708	280,565
Total assets	$10,062,225	$10,600,306

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$4,161,439	$4,168,959
Due to MGM Resorts International and affiliates	335	316
Accounts payable, accrued expenses and other liabilities	75,386	124,109
Accrued interest	59,510	48,505
Dividend and distribution payable	131,025	136,484
Deferred revenue	170,015	156,760
Deferred income taxes, net	33,298	33,298
Operating lease liabilities	341,386	341,133
Total liabilities	4,972,394	5,009,564
Commitments and contingencies (Note 11)
Shareholders' equity
Class A shares: no par value, 1,000,000,000 shares authorized, 153,323,880 and 131,459,651 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	3,459,599	3,114,331
Accumulated deficit	(439,194)	(422,897)
Accumulated other comprehensive loss	(53,553)	(51,197)
Total Class A shareholders' equity	2,966,852	2,640,237
Noncontrolling interest	2,122,979	2,950,505
Total shareholders' equity	5,089,831	5,590,742
Total liabilities and shareholders' equity	$10,062,225	$10,600,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue	$188,303	$203,531
Ground lease and other	6,039	6,039
Total Revenues	194,342	209,570

Expenses
Depreciation	57,937	62,047
Property transactions, net	843	195,056
Ground lease expense and other	5,920	5,920
Acquisition-related expenses	—	622
General and administrative	3,659	4,882
Total Expenses	68,359	268,527

Other income (expense)
Income from unconsolidated affiliate	25,485	13,363
Interest income	317	1,091
Interest expense	(68,446)	(49,198)
Gain (loss) on unhedged interest rate swaps, net	35,059	(12,120)
Other	(197)	(18,368)
	(7,782)	(65,232)
Income (loss) before income taxes	118,201	(124,189)
Provision for income taxes	(2,792)	(1,133)
Net income (loss)	115,409	(125,322)
Less: Net (income) loss attributable to noncontrolling interest	(55,811)	75,574
Net income (loss) attributable to Class A shareholders	$59,598	$(49,748)

Weighted average Class A shares outstanding:
Basic	135,709	123,259
Diluted	135,936	123,259

Per Class A share data
Earnings per Class A share (basic)	$0.44	$(0.40)
Earnings per Class A share (diluted)	$0.44	$(0.40)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$115,409	$(125,322)
Other comprehensive income (loss)	16,579	(95,320)
Comprehensive income (loss)	131,988	(220,642)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(64,191)	133,363
Comprehensive income (loss) attributable to Class A shareholders	$67,797	$(87,279)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$115,409	$(125,322)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	57,937	62,047
Property transactions, net	843	195,056
Amortization of financing costs	2,863	2,509
Loss on retirement of debt	—	18,129
Non-cash ground lease, net	259	260
Deemed contributions - tax sharing agreement	2,792	1,133
Straight-line rental revenues, excluding amortization of lease incentive asset	13,633	10,781
Amortization of lease incentive asset	5,005	5,005
Amortization of deferred revenue on non-normal tenant improvements	(378)	(378)
Amortization of cash flow hedges	4,618	756
(Gain) loss on unhedged interest rate swaps, net	(35,059)	12,120
Share-based compensation	852	754
Income from unconsolidated affiliate	(25,485)	(13,363)
Distributions from unconsolidated affiliate	15,161	12,181
Change in operating assets and liabilities:
Prepaid expenses and other assets	242	(1,927)
Due to MGM Resorts International and affiliates	19	586
Accounts payable, accrued expenses and other liabilities	(1,644)	1,028
Accrued interest	11,005	(5,454)
Net cash provided by operating activities	168,072	175,901
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	—	58,084
Net cash provided by investing activities	—	58,084
Cash flows from financing activities
Net repayments under bank credit facility	(9,500)	(353,750)
Proceeds from issuance of bridge loan facility	—	1,304,625
Deferred financing costs	—	(1,335)
Proceeds from issuance of Class A shares, net	676,034	524,616
Redemption of Operating Partnership units	(1,181,276)	—
Dividends and distributions paid	(136,484)	(147,349)
Other	—	(277)
Net cash provided by (used in) financing activities	(651,226)	1,326,530

Cash and cash equivalents
Net increase (decrease) for the period	(483,154)	1,560,515
Balance, beginning of period	626,385	202,101
Balance, end of period	$143,231	$1,762,616
Supplemental cash flow disclosures
Interest paid	$49,960	$51,388
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$131,025	$158,488
Investment in MGP BREIT Venture	$—	$802,000
MGP BREIT Venture assumption of bridge loan facility	$—	$1,304,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2021	131,460	$—	$3,114,331	$(422,897)	$(51,197)	$2,640,237	$2,950,505	$5,590,742
Net income	—	—	—	59,598	—	59,598	55,811	115,409
Issuance of Class A shares	21,850	—	565,437	—	(3,693)	561,744	114,290	676,034
Redemption of Operating Partnership units	—	—	(220,627)	—	(6,860)	(227,487)	(953,789)	(1,181,276)
Cash flow hedges	—	—	—	—	8,199	8,199	8,380	16,579
Share-based compensation	—	—	431	—	—	431	421	852
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	2,792	2,792
Dividends and distributions declared ($0.4950 per Class A share)	—	—	—	(75,895)	—	(75,895)	(55,130)	(131,025)
Other	14	—	27	—	(2)	25	(301)	(276)
Balance at March 31, 2021	153,324	$—	$3,459,599	$(439,194)	$(53,553)	$2,966,852	$2,122,979	$5,089,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2020	113,807	$—	$2,766,325	$(244,381)	$(7,045)	$2,514,899	$4,383,113	$6,898,012
Net loss*	—	—	—	(49,748)	—	(49,748)	(59,038)	(108,786)
Issuance of Class A shares*	17,524	—	443,363	—	(646)	442,717	63,481	506,198
MGP BREIT Venture Transaction*	—	—	8,228	—	59	8,287	55,617	63,904
Reclassification and remeasurements of temporary equity*	—	—	—	—	—	—	(1,599,319)	(1,599,319)
Cash flow hedges*	—	—	—	—	(37,531)	(37,531)	(44,989)	(82,520)
Share-based compensation*	—	—	289	—	—	289	360	649
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	882	882
Dividends and distributions declared ($0.4750 per Class A share)*	—	—	—	(62,389)	—	(62,389)	(74,810)	(137,199)
Other*	16	—	209	—	—	209	(169)	40
Balance at March 31, 2020	131,347	$—	$3,218,414	$(356,518)	$(45,163)	$2,816,733	$2,725,128	$5,541,861
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Real estate investments, net	$8,251,957	$8,310,737
Lease incentive asset	502,156	507,161
Investment in unconsolidated affiliate	820,390	810,066
Cash and cash equivalents	143,231	626,385
Prepaid expenses and other assets	24,310	25,525
Above market lease, asset	39,473	39,867
Operating lease right-of-use assets	280,708	280,565
Total assets	$10,062,225	$10,600,306
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,161,439	$4,168,959
Due to MGM Resorts International and affiliates	335	316
Accounts payable, accrued expenses and other liabilities	75,386	124,109
Accrued interest	59,510	48,505
Distribution payable	131,025	136,484
Deferred revenue	170,015	156,760
Deferred income taxes, net	33,298	33,298
Operating lease liabilities	341,386	341,133
Total liabilities	4,972,394	5,009,564
Commitments and contingencies (Note 11)
Partners’ capital
General partner	—	—
Limited partners: 264,696,637 and 279,966,531 Operating Partnership units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	5,089,831	5,590,742
Total partners’ capital	5,089,831	5,590,742
Total liabilities and partners’ capital	$10,062,225	$10,600,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue	$188,303	$203,531
Ground lease and other	6,039	6,039
Total Revenues	194,342	209,570

Expenses
Depreciation	57,937	62,047
Property transactions, net	843	195,056
Ground lease expense and other	5,920	5,920
Acquisition-related expenses	—	622
General and administrative	3,659	4,882
Total Expenses	68,359	268,527

Other income (expense)
Income from unconsolidated affiliate	25,485	13,363
Interest income	317	1,091
Interest expense	(68,446)	(49,198)
Gain (loss) on unhedged interest rate swaps, net	35,059	(12,120)
Other	(197)	(18,368)
	(7,782)	(65,232)
Income (loss) before income taxes	118,201	(124,189)
Provision for income taxes	(2,792)	(1,133)
Net income (loss)	$115,409	$(125,322)

Weighted average Operating Partnership units outstanding
Basic	276,692	324,310
Diluted	276,919	324,310

Per Operating Partnership unit data
Earnings per Operating Partnership unit (basic)	$0.42	$(0.39)
Earnings per Operating Partnership unit (diluted)	$0.42	$(0.39)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$115,409	$(125,322)
Unrealized gain (loss) on cash flow hedges	16,579	(95,320)
Comprehensive income (loss)	$131,988	$(220,642)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$115,409	$(125,322)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	57,937	62,047
Property transactions, net	843	195,056
Amortization of financing costs	2,863	2,509
Loss on retirement of debt	—	18,129
Non-cash ground lease, net	259	260
Deemed contributions - tax sharing agreement	2,792	1,133
Straight-line rental revenues, excluding amortization of lease incentive asset	13,633	10,781
Amortization of lease incentive asset	5,005	5,005
Amortization of deferred revenue on non-normal tenant improvements	(378)	(378)
Amortization of cash flow hedges	4,618	756
(Gain) loss on unhedged interest rate swaps, net	(35,059)	12,120
Share-based compensation	852	754
Income from unconsolidated affiliate	(25,485)	(13,363)
Distributions from unconsolidated affiliate	15,161	12,181
Change in operating assets and liabilities:
Prepaid expenses and other assets	242	(1,927)
Due to MGM Resorts International and affiliates	19	586
Accounts payable, accrued expenses and other liabilities	(1,644)	1,028
Accrued interest	11,005	(5,454)
Net cash provided by operating activities	168,072	175,901
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	—	58,084
Net cash provided by investing activities	—	58,084
Cash flows from financing activities
Net repayments under bank credit facility	(9,500)	(353,750)
Proceeds from issuance of bridge loan facility	—	1,304,625
Deferred financing costs	—	(1,335)
Proceeds from issuance of Class A shares by MGP	676,034	524,616
Redemption of Operating Partnership units	(1,181,276)	—
Distributions paid	(136,484)	(147,349)
Other	—	(277)
Net cash provided by (used in) financing activities	(651,226)	1,326,530

Cash and cash equivalents
Net increase (decrease) for the period	(483,154)	1,560,515
Balance, beginning of period	626,385	202,101
Balance, end of period	$143,231	$1,762,616
Supplemental cash flow disclosures
Interest paid	$49,960	$51,388
Non-cash investing and financing activities
Accrual of distribution payable to Operating Partnership unit holders	$131,025	$158,488
Investment in MGP BREIT Venture	$—	$802,000
MGP BREIT Venture assumption of bridge loan facility	$—	$1,304,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2021	$—	$5,590,742	$5,590,742
Net income	—	115,409	115,409
Proceeds from issuance of Class A shares by MGP	—	676,034	676,034
Redemption of Operating Partnership units	—	(1,181,276)	(1,181,276)
Cash flow hedges	—	16,579	16,579
Share-based compensation	—	852	852
Deemed contribution - tax sharing agreement	—	2,792	2,792
Distributions declared ($0.4950 per unit)	—	(131,025)	(131,025)
Other	—	(276)	(276)
Balance at March 31, 2021	$—	$5,089,831	$5,089,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2020	$—	$6,898,012	$6,898,012
Net loss*	—	(108,786)	(108,786)
Proceeds from issuance of Class A shares by MGP*	—	506,198	506,198
MGP BREIT Venture Transaction*	—	63,904	63,904
Reclassification and remeasurements of temporary equity*	—	(1,599,319)	(1,599,319)
Cash flow hedges*	—	(82,520)	(82,520)
Share-based compensation*	—	649	649
Deemed contribution - tax sharing agreement*	—	882	882
Distributions declared ($0.4750 per unit)*	—	(137,199)	(137,199)
Other*	—	40	40
Balance at March 31, 2020	$—	$5,541,861	$5,541,861
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

MGP is a publicly traded REIT primarily engaged through its investment in the Operating Partnership which owns, acquires, leases and invests in large-scale destination entertainment and leisure properties, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail and other amenities. A wholly owned subsidiary of the Operating Partnership leases its real estate properties back to a wholly owned subsidiary of MGM under a master lease agreement (the “MGM-MGP Master Lease”). In February 2020, the Operating Partnership entered into certain transactions to form a venture owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”, such venture, the “MGP BREIT Venture”), which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay and leases such real estate properties back to a wholly owned subsidiary of MGM under a master lease agreement (the “MGP BREIT Venture lease”, such formation transaction, the “MGP BREIT Venture Transaction”).

As of March 31, 2021, there were approximately 264.7 million Operating Partnership units outstanding in the Operating Partnership, of which MGM owned approximately 111.4 million, or 42.1%, and MGP owned the remaining 57.9%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the Fair Market Value of a Class A share (as defined in the Operating Partnership’s partnership agreement). The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights and is consolidated by MGM.

In March 2021, certain subsidiaries of MGM delivered a notice of redemption to the Company covering approximately 37.1 million Operating Partnership units that they held that was satisfied with aggregate cash proceeds of approximately $1.2 billion using cash on hand together with the proceeds from the issuance of Class A shares. Refer to Note 8 for further discussion.

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
Reclassifications. Certain reclassifications have been made to conform the prior period presentation.
Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, MGP Lessor LLC, which is the MGM-MGP Master Lease landlord, a VIE of which the Operating Partnership is the primary beneficiary. As of March 31, 2021, on a consolidated basis, MGP Lessor, LLC had total assets of $9.1 billion primarily related to its real estate investments, and total liabilities of $543.9 million primarily related to its deferred revenue and operating lease liabilities.
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
MGM may tender its Operating Partnership units for redemption in exchange for cash equal to the market price of MGP’s Class A shares at the time of redemption or for unregistered Class A shares on a one-for-one basis. Such election to pay cash or issue Class A shares to satisfy an Operating Partnership unitholder’s redemption request is solely within the control of MGP’s independent conflicts committee.
Redeemable noncontrolling interest and redeemable capital. On January 14, 2020 the Operating Partnership agreed to waive its right following the closing of the MGP BREIT Venture Transaction to issue MGP Class A shares, in lieu of cash, to settle redemptions of Operating Partnership units held by MGM up to a maximum cash redemption amount of $1.4 billion. In connection with the waiver, the Operating Partnership and the Company reclassified, from permanent equity to temporary equity, the carrying value of Operating Partnership units that could require cash redemption and remeasured the units to their redemption value. The Operating Partnership units that comprised the $1.4 billion redemption amount were determined based on a 3% discount to the ten-day average closing price prior to the date of determination.
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

The components of equity that related to the Company’s redeemable noncontrolling interest and the Operating Partnership’s redeemable capital during the quarter ended March 31, 2020 were as follows:

(in thousands)
As of January 1, 2020	$—
Reclassification and remeasurement adjustments	1,599,319
Attribution of:
Net loss	(16,536)
Proceeds from the issuance of Class A shares by MGP	18,418
MGP BREIT Venture Transaction	16,136
Cash flow hedges	(12,800)
Share-based compensation	105
Deemed contribution - tax sharing agreement	251
MGP dividends and Operating Partnership distributions declared	(21,289)
Other	(48)
As of March 31, 2020	$1,583,556

Property transactions, net. Property transactions, net are comprised of transactions related to long-lived assets, such as gains and losses on the disposition of assets.

Fair value measurements. Fair value measurements are utilized in the accounting and impairment assessments of the Company’s real estate investments, investment in unconsolidated affiliate, and certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•Level 2 inputs for its debt fair value disclosures. See Note 6; and
•Level 2 inputs when measuring the fair value of its interest rate swaps. See Note 7.

Reportable segment. The Company’s operations consist of investments in real estate, both wholly-owned and through its investment in MGP BREIT Venture, for which all such real estate properties are similar to one another in that they consist of large-scale destination entertainment and leisure properties and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. The operating results of the Company’s wholly owned and equity method real estate investments are regularly reviewed, in the aggregate, by the chief operating decision maker. As such, the Company has one reportable segment.
Income tax provision. For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 2.4% on income before income taxes and a provision of 0.9% on loss before income taxes for the three months ended March 31, 2021 and 2020, respectively.
The Company and MGM join in the filing of a New Jersey consolidated corporation business tax return and have entered into a tax sharing agreement which provides for an allocation of taxes due in the consolidated New Jersey return. No amounts were due to MGM under the tax sharing agreement between the Company and MGM as of March 31, 2021 or December 31, 2020.

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

NOTE 3 — REAL ESTATE INVESTMENTS

The carrying value of real estate investments is as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Land	$3,431,228	$3,431,228
Buildings, building improvements, land improvements and integral equipment	7,424,820	7,426,110
	10,856,048	10,857,338
Less: Accumulated depreciation	(2,604,091)	(2,546,601)
	$8,251,957	$8,310,737

NOTE 4 — INVESTMENT IN UNCONSOLIDATED AFFILIATE

As of March 31, 2021, the Operating Partnership’s investment in unconsolidated affiliate was comprised of its 50.1% interest in MGP BREIT Venture. The Operating Partnership recorded its share of income of $25.5 million and $13.4 million for the three months ended March 31, 2021 and 2020, respectively, as “Income from unconsolidated affiliate” in the condensed consolidated statements of operations. Additionally, the Operating Partnership received $15.2 million and $12.2 million in distributions from MGP BREIT Venture during the three months ended March 31, 2021 and 2020, respectively. The Operating Partnership received its distribution relating to March 2021, together with its distribution for April 2021, of $16.0 million upon execution of the cash flow guarantee, discussed below.

Summarized results of operations of MGP BREIT Venture are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net revenues	$98,681	$50,437
Net income	50,869	26,675

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

MGP BREIT Venture excess cash flow guarantee. The MGP BREIT Venture loan agreement requires that the tenant EBITDAR to MGP BREIT Venture cash interest ratio is maintained above a specified level. If this ratio is not met for two consecutive fiscal quarters, then the borrowers will be unable to distribute excess cash flows to the venture partners unless and until an excess cash flow guarantee is provided. The ratio was not met for the two consecutive quarters ended December 31, 2020, and, as a result, in April 2021, the Operating Partnership and an entity affiliated with BREIT each delivered an excess cash flow guarantee to the lenders covering all distributions since January 1, 2021. The guarantee provides that the MGP BREIT Venture may distribute an aggregate amount of cash not to exceed 9.9% of the principal amount of the MGP BREIT Venture’s outstanding indebtedness under the loan agreement, after which distributions must remain at the MGP BREIT Venture in a restricted cash account until such time as the tenant EBITDAR to MGP BREIT Venture cash interest ratio is met for two consecutive quarters. In addition, in the event of a default under the loan agreement while the ratio is not met, the Company may be required to return its respective share of distributions received during the period covered by the guarantee.

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

Rent under the lease consists of a “base rent” component and a “percentage rent” component. As of March 31, 2021, the base rent represents approximately 91% of the rent payments due under the lease and the percentage rent represents approximately 9% of the rent payments due under the lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, beginning on April 1, 2022, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the operating subsidiary sublessees of the tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average annual adjusted net revenues of the tenant and, without duplication, the operating subtenants, from the leased properties subject to the lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual adjusted net revenues, excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).
As of March 31, 2021, total annual cash rent under the MGM-MGP Master Lease was $827.8 million. In connection with the commencement of the sixth lease year on April 1, 2021, and the corresponding 2.0% fixed annual rent escalator that went into effect on such date, the base rent under the MGM-MGP Master Lease increased to $764.9 million, resulting in total annual rent under the MGM-MGP Master Lease of $842.8 million.

Straight-line rental revenues from the MGM-MGP Master Lease, which includes lease incentive asset amortization, were $188.3 million and $203.5 million for the three months ended March 31, 2021 and 2020, respectively. The Company also recognized revenue related to ground lease and other of $6.0 million for both the three months ended March 31, 2021 and 2020.

Under the MGM-MGP Master Lease, future non-cancelable minimum cash rental payments, which are the payments under the initial 10-year term through April 30, 2026 and do not include the four five-year renewal options and, with respect to MGM National Harbor, through August 31, 2024, are as follows as of March 31, 2021:

Year ending December 31,	(in thousands)
2021 (excluding the three months ended March 31, 2021)	$632,071
2022	784,336
2023	764,861
2024	733,161
2025	669,761
Thereafter	223,254
Total	$3,807,444

NOTE 6 — DEBT
Debt consists of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Senior secured revolving credit facility	$500	$10,000
5.625% senior notes, due 2024	1,050,000	1,050,000
4.625% senior notes, due 2025	800,000	800,000
4.50% senior notes, due 2026	500,000	500,000
5.75% senior notes, due 2027	750,000	750,000
4.50% senior notes, due 2028	350,000	350,000
3.875% senior notes, due 2029	750,000	750,000
	4,200,500	4,210,000
Less: Unamortized discount and debt issuance costs	(39,061)	(41,041)
	$4,161,439	$4,168,959
Operating Partnership credit agreement and bridge facility. At March 31, 2021, the Operating Partnership senior secured credit facility consisted of a $1.4 billion revolving credit facility. At March 31, 2021, the interest rate on the revolving credit facility was 4.00%. The Operating Partnership’s senior credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership senior secured credit facility at March 31, 2021. The Operating Partnership was in compliance with its financial covenants at March 31, 2021.
Refer to Note 7 for further discussion of the Company’s interest rate swap agreements.
Fair value of debt. The estimated fair value of the Operating Partnership’s debt was $4.4 billion at March 31, 2021 and $4.5 billion at December 31, 2020. Fair value was estimated using quoted market prices for the Operating Partnership’s senior notes and senior secured credit facility.

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

The interest rate swaps as of March 31, 2021 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Liability	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$900,000	1.801%	$(29,170)	November 30, 2021	December 31, 2024
$900,000		$(29,170)

Derivatives not designated as hedges:
$1,200,000	1.844%	$(13,879)	May 3, 2017	November 30, 2021
300,000	1.158%	(6,145)	September 6, 2019	December 31, 2024
400,000	2.252%	(22,710)	October 1, 2019	December 31, 2029
$1,900,000		$(42,734)
		$(71,904)

The interest rate swaps as of December 31, 2020 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Liability	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$900,000	1.801%	$(41,131)	November 30, 2021	December 31, 2024
$900,000		$(41,131)

Derivatives not designated as hedges:
$1,200,000	1.844%	$(18,889)	May 3, 2017	November 30, 2021
300,000	1.158%	(10,451)	September 6, 2019	December 31, 2024
400,000	2.252%	(48,453)	October 1, 2019	December 31, 2029
$1,900,000		$(77,793)
		$(118,924)

As of March 31, 2021 and December 31, 2020, the Operating Partnership’s interest rate swaps that are in a liability position are recorded within “Accounts payable, accrued expenses, and other liabilities”.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP shareholders

Issuance of Class A shares - March 2021. On March 15, 2021, the Company completed an offering of 21.9 million Class A shares in a registered public offering for net proceeds of approximately $676.0 million.

Operating Partnership capital

Proceeds from the issuance of Class A shares by MGP - March 2021. On March 15, 2021, in connection with the Company’s registered offering of Class A shares for net proceeds of approximately $676.0 million, such proceeds were used in connection with satisfying the Company’s obligations under the notice of redemption of Operating Partnership units from MGM, discussed below.

Redemption of Operating Partnership units - March 2021. In March 2021, certain subsidiaries of MGM delivered a notice of redemption to the Company covering approximately 37.1 million Operating Partnership units that they held in accordance with the terms of the Operating Partnership’s partnership agreement. In accordance with the terms of such agreement, upon receipt of the notice of redemption, the Company formed a conflicts committee to determine the mix of consideration that it would provide for the Operating Partnership units. The conflicts committee determined that the Company would redeem approximately 15.3 million Operating Partnership units for cash on March 12, 2021 (with such Operating Partnership units retired upon redemption) and would satisfy its remaining obligation under that notice covering the remaining 21.9 million Operating Partnership units using the proceeds, net of underwriters’ discount, from an offering of MGP’s Class A shares on March 15, 2021, for aggregate cash proceeds paid of approximately $1.2 billion. As a result of these collective transactions, MGP’s indirect ownership percentage in the Operating Partnership increased from 47.0% to 57.9%.

Accumulated Other Comprehensive Loss. Comprehensive income (loss) includes net income (loss) and all other non-shareholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive loss are reported in the accompanying condensed consolidated statement of shareholders’ equity. The following table summarizes the changes in accumulated other comprehensive loss by component:

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at December 31, 2020	$(40,063)	$(11,134)	$(51,197)
Other comprehensive income before reclassifications	11,961	—	11,961
Amounts reclassified from accumulated other comprehensive loss to interest expense	4,618	—	4,618
Other comprehensive income	16,579	—	16,579
Other changes in accumulated other comprehensive loss:
Issuance of Class A shares	—	(3,693)	(3,693)
Redemption of Operating Partnership Units	—	(6,860)	(6,860)
Other	—	(2)	(2)
Changes in accumulated other comprehensive loss:	16,579	(10,555)	6,024
Less: Other comprehensive income attributable to noncontrolling interest	(8,380)	—	(8,380)
Balance at March 31, 2021	$(31,864)	$(21,689)	$(53,553)

MGP dividends and Operating Partnership distributions. The Operating Partnership declares and pays distributions. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

On April 15, 2021, the Company paid a dividend of $0.4950 per Class A share upon receipt of its share of the Operating Partnership’s distribution of $0.4950 per unit made the same day.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Numerator:
Net income (loss) attributable to Class A shares - basic and diluted	$59,598	$(49,748)
Denominator:
Weighted average Class A shares outstanding — basic (1)	135,709	123,259
Effect of dilutive shares for diluted net income per Class A share (2)	227	—
Weighted average Class A shares outstanding — diluted (1)	135,936	123,259
(1) Includes weighted average deferred share units granted to certain members of the board of directors.
(2) Less than 0.1 million and 0.3 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the three months ended March 31, 2021 and 2020, respectively.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Numerator:
Net income (loss) attributable to unitholders - basic and diluted	$115,409	$(125,322)
Denominator:
Weighted average Operating Partnership units outstanding — basic (1)	276,692	324,310
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	227	—
Weighted average Operating Partnership units outstanding — diluted (1)	276,919	324,310
(1) Includes weighted average deferred share units granted to certain members of the board of directors.
(2) Less than 0.1 million and 0.3 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the three months ended March 31, 2021 and 2020, respectively.

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
This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this quarterly report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2020, which were included in our annual report on Form 10-K, filed with the SEC on February 23, 2021.
Executive Overview
MGP is one of the leading publicly traded REITs engaged in the acquisition, ownership and leasing of large-scale destination entertainment and leisure resorts, whose tenant generally offers diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail amenities.
MGP is a limited liability company that was formed in Delaware in October 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM in January 2016, that became a subsidiary of MGP in April 2016. We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016.
As of March 31, 2021, we generate all of our revenues by leasing our real estate properties through a wholly owned subsidiary of the Operating Partnership to a subsidiary of MGM pursuant to the MGM-MGP Master Lease which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The lease has an initial lease term of ten years that began on April 25, 2016 with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant (other than with respect to MGM National Harbor, whose initial lease term ends on August 31, 2024; refer to Note 5 for further detail of the lease term). Additionally, the lease provides MGP with a right of first offer with respect to MGM Springfield and with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, which MGP may exercise should MGM elect to sell either property in the future.
Following the formation transaction in February 2020 of the MGP BREIT Venture, owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of BREIT, MGP BREIT Venture owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay and leases such real estate properties back to a wholly owned subsidiary of MGM under the MGP BREIT Venture lease. The lease provides for a term of thirty years with two ten-year renewal options.
As of March 31, 2021, our portfolio, including properties owned by the MGP BREIT Venture, includes seven large-scale entertainment and gaming-related properties in Las Vegas: Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment district located between New York-New York and Park MGM. Outside of Las Vegas, we also own five market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, Borgata in Atlantic City, New Jersey, and MGM National Harbor in Prince George’s County, Maryland. We also own the casino properties of MGM Northfield Park in Northfield, Ohio and Empire City in Yonkers, New York.
Additionally, we expect to grow our portfolio through acquisitions with third parties and with MGM. In pursuing external growth initiatives, we will generally seek to acquire properties that can generate stable rental revenue through long-term, triple-net leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions.
In March 2021, certain subsidiaries of MGM delivered a notice of redemption to us covering approximately 37.1 million Operating Partnership units that they held which was satisfied with aggregate cash proceeds of approximately $1.2 billion using cash on hand together with the proceeds from the issuance of Class A shares.
COVID-19 Update
The COVID-19 pandemic has not had a material impact on our operations; however, we cannot estimate the duration of the pandemic and potential impact on our business if our properties will be required to close again, or if the tenant (or the guarantor) is otherwise unable or unwilling to make rental payments. For further information regarding the potential impact of COVID-19 on our operations, refer to “Liquidity and Capital Resources” below.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Total Revenues	$194,342	$209,570
Total Expenses	68,359	268,527
Net income (loss)	115,409	(125,322)
Net income (loss) attributable to Class A shareholders	59,598	(49,748)
Revenues

Rental revenue. Rental revenues, including ground lease and other, for the three months ended March 31, 2021 and 2020 were $194.3 million and $209.6 million, respectively. The $15.2 million, or 7.3%, decrease for the quarterly period was due primarily to a decrease in rental revenues as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease relating to the MGP BREIT Venture Transaction in February 2020.

Expenses
Depreciation. Depreciation expense was $57.9 million and $62.0 million for the three months ended March 31, 2021 and 2020, respectively. The $4.1 million, or 6.6%, decrease for the quarterly period was primarily due to the contribution of Mandalay Bay to the MGP BREIT Venture in February 2020.
Property transactions, net. Property transactions, net were $0.8 million for the three month period ended March 31, 2021 compared to $195.1 million for the three month period ended March 31, 2020. The prior quarterly period included the difference between the carrying value of the Mandalay Bay real estate assets and the net consideration received that resulted in a loss on sale of the Mandalay Bay real estate assets of $193.1 million in February 2020.
Ground lease expense. Ground lease expense was $5.9 million for each of the three months ended March 31, 2021 and 2020.
Acquisition-related expenses. Acquisition-related expenses were $0.6 million for the three months ended March 31, 2020, which related to the MGP BREIT Venture Transaction. There were no acquisition-related expenses for the three months ended March 31, 2021.
General and administrative expenses. General and administrative expenses were $3.7 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively. The $1.2 million, or 25.1%, decrease for the quarter-to-date period was primarily due to the three months ended March 31, 2020 containing costs incurred for transactions that did not sign or close.

Other Expenses
Income from unconsolidated affiliate. Income from unconsolidated affiliate was $25.5 million and $13.4 million for the three months ended March 31, 2021 and 2020, respectively, and is attributable to income from our investment in MGP BREIT Venture. The $12.1 million, or 90.7%, increase primarily reflects the timing of the MGP BREIT Venture formation in February 2020 and, accordingly, the current year quarter having a full quarter of income attributable to the venture.
Other expenses, excluding income from unconsolidated affiliate, were $33.3 million and $78.6 million for the three months ended March 31, 2021 and 2020, respectively. The $45.3 million, or 57.7%, decrease for the quarterly period was primarily related to the $35.1 million gain on unhedged interest rate swaps, net for the three months ended March 31, 2021 compared to the $12.1 million loss on unhedged interest rate swaps, net, for the three months ended March 31, 2020, in addition to the three months ended March 31, 2020 containing a $18.1 million loss on retirement of debt relating to our repayment of the term loan A and term loan B facilities. This was partially offset by an increase in interest expense due to an increase in debt period over period relating to the issuance of the $800 million 4.625% senior notes due 2025 in June 2020 and of the issuance of $750 million 3.875% senior notes due 2029 in November 2020.

Provision for Income Taxes

Our effective tax rate was a provision of 2.4% on income before income taxes and a provision of 0.9% on loss before income taxes for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate in the three months ended March 31, 2020 was impacted by the loss resulting from the MGP BREIT Venture Transaction, which provides no federal or state income tax benefit due to our REIT status. Refer to Note 2 of the accompanying financial statements for additional discussion regarding income taxes.

Non-GAAP Measures

Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus depreciation, as defined by the National Association of Real Estate Investment Trusts, plus our share of depreciation of our unconsolidated affiliate.

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs and cash flow hedges; our share of amortization of financing costs of our unconsolidated affiliate; non-cash compensation expense; straight-line rental revenue (which is defined as the difference between contractual rent and cash rent payments, excluding lease incentive asset amortization); our share of straight-line rental revenues of our unconsolidated affiliate; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; (gain) loss on unhedged interest rate swaps, net; our share of provision for income taxes of unconsolidated affiliate; and provision for income taxes.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net); depreciation; our share of depreciation of our unconsolidated affiliate; amortization of financing costs and cash flow hedges; our share of amortization of financing costs of our unconsolidated affiliate; non-cash compensation expense; straight-line rental revenue; our share of straight-line rental revenues of our unconsolidated affiliate; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; (gain) loss on unhedged interest rate swaps, net; our share of provision for income taxes of unconsolidated affiliate; interest income; interest expense (including amortization of financing costs and cash flow hedges); our share of interest expense (including amortization of financing costs) of our unconsolidated affiliate; and provision for income taxes.

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

The following table provides a reconciliation of the Company’s consolidated net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income (loss)	$115,409	$(125,322)
Depreciation (1)	57,937	62,047
Share of depreciation of unconsolidated affiliate	10,477	5,319
Property transactions, net	843	195,056
Funds From Operations	184,666	137,100
Amortization of financing costs and cash flow hedges	7,481	3,264
Share of amortization of financing costs of unconsolidated affiliate	63	33
Non-cash compensation expense	852	754
Straight-line rental revenues, excluding lease incentive asset	13,633	10,781
Share of straight-line rental revenues of unconsolidated affiliate	(12,623)	(6,352)
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	4,627	4,627
Acquisition-related expenses	—	622
Non-cash ground lease rent, net	259	260
Other expenses	197	18,368
(Gain) loss on unhedged interest rate swaps, net	(35,059)	12,120
Provision for income taxes	2,792	1,133
Share of provision for income taxes of unconsolidated affiliate	—	47
Adjusted Funds From Operations	166,888	182,757
Interest income	(317)	(1,091)
Interest expense	68,446	49,198
Share of interest expense of unconsolidated affiliate	13,432	6,524
Amortization of financing costs and cash flow hedges	(7,481)	(3,264)
Share of amortization of financing costs of unconsolidated affiliate	(63)	(33)
Adjusted EBITDA	$240,905	$234,091
(1) Includes depreciation on Mandalay Bay real estate assets for the period of January 1, 2020 through February 14, 2020.

Guarantor Financial Information

As of March 31, 2021, all of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. The Operating Partnership’s principal debt arrangements are guaranteed by each of its wholly owned subsidiaries except for MGP JV INVESTCO 1 LLC, the entity holding the 50.1% interest in the MGP BREIT Venture, and, with respect to the Operating Partnership’s senior notes, MGP Finance Co-Issuer, Inc., the co-issuer of the senior notes. The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guaranty the principal indebtedness. In addition, the obligations of each subsidiary guarantor under its guarantee is limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

The summarized financial information of the Operating Partnership and its guarantor subsidiaries, on a combined basis, is presented below:

	March 31, 2021	December 31, 2020
Balance Sheet	(in thousands)
Real estate investments, net	$8,251,957	$8,310,737
Other assets	989,878	1,479,503
Debt, net	4,161,439	4,168,959
Other liabilities	810,955	840,605

Three Months Ended
March 31, 2021
Income Statement	(in thousands)
Total revenues	$194,342
Net income	89,924

Liquidity and Capital Resources

Rental revenues received under the MGM-MGP Master Lease and distributions from the MGP BREIT Venture are our primary sources of cash from operations and are dependent on the tenant’s ability to pay rent and the MGP BREIT Venture’s ability to pay distributions. As of the date of this filing, all of the properties in our portfolio, including those held by the MGP BREIT Venture, that had temporarily closed during 2020 to the public pursuant to state and local government requirements as a result of the unprecedented public health crisis resulting from the COVID-19 pandemic, have re-opened without certain amenities and subject to certain occupancy limitations, which vary by jurisdiction and with further temporary re-closures and re-openings occurring for the Company’s properties or portions thereof in the first quarter of 2021. In the latter part of the first quarter of 2021, certain jurisdictions have loosened prior operating restrictions, including increased capacity limits applicable to restaurants and conventions as well as allowing limited entertainment events to resume, subject to continued COVID-19 safety measures.

Although we are continuing to see reduced operating restrictions at our properties, such properties may be subject to temporary, complete or partial shutdowns in the future due to COVID-19 related concerns. At this time, we cannot predict whether jurisdictions, states or the federal government will adopt similar or more restrictive measures in the future than in the past, including stay-at-home orders or the temporary closure of all or a portion of our tenant’s properties. Accordingly, although our properties have re-opened, certain of our properties are still generating revenues for the tenant that are significantly lower than historical results which we expect to continue through 2021 and potentially thereafter.

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

All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of dividends and distributions on its Class A shares, and its principal source of funding for these dividends and distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it, which distributions are primarily funded by rental payments received from the tenant and distributions from the MGP BREIT Venture. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service, and distributions to MGP and MGM. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $143.2 million in cash and cash equivalents held by the Operating Partnership as of March 31, 2021, expected cash flows from operations, expected cash distributions from the MGP BREIT Venture, and $1.3 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of March 31, 2021. See Note 6 to the accompanying financial statements for a description of our principal debt arrangements and Note 4 to the accompanying financial statements for a description of our excess cash flow guarantee relating to the MGP BREIT Venture.
Summary of Cash Flows
Net cash provided by operating activities for the three months ended March 31, 2021 was $168.1 million compared to net cash provided by operating activities of $175.9 million for the three months ended March 31, 2020. The change was primarily due to the 2% fixed annual rent escalator at the beginning of the fifth lease year on April 1, 2020, which increased the annual cash rental payments by $14.7 million, partially offset by the decrease in annual cash rental payments of $133 million as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease in February 2020, and due to an increase in distributions from our unconsolidated affiliate which is attributable to the timing of the MGP BREIT Venture formation in February 2020, partially offset by the March 2021 distribution remaining at the MGP BREIT Venture as the excess cash flow guarantee had not yet been executed as of March 31, 2021. Refer to Note 4 for discussion on the excess cash flow guarantee.
There was no cash provided by investing activities for the three months ended March 31, 2021. There was $58.1 million of net cash provided by investing activities for the three months ended March 31, 2020 which related to the net cash proceeds from the MGP BREIT Venture Transaction.
Net cash used in financing activities for the three months ended March 31, 2021 was $651.2 million, which reflects our payments of $136.5 million of distributions and dividends, $9.5 million of repayments under the revolving credit facility, and the $1.2 billion of cash used to satisfy the notice of redemption of 37.1 million Operating Partnership units held by MGM, which was funded with cash on hand and with proceeds from the issuance of 21.9 million Class A shares for $676.0 million.

Net cash provided by financing activities for the three months ended March 31, 2020 was $1.3 billion, which was primarily attributable to our $1.35 billion draw on our revolving credit facility and the proceeds of $150.0 million from the issuance of Class A shares to BREIT. This was offset by the repayment of the Operating Partnership’s $1.3 billion outstanding term loan B facility with the proceeds of the bridge loan facility, which was then assumed by the MGP BREIT Venture; the repayment of the Operating Partnership’s $399 million outstanding term loan A facility with the $374.6 million of net proceeds from the settlement of forward equity agreements; and payments of $147.3 million of distributions and dividends.

Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP within the three months ended March 31, 2021 and March 31, 2020. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date

2021
March 15, 2021	March 31, 2021	$0.4950	April 15, 2021
2020
March 13, 2020	March 31, 2020	$0.4750	April 15, 2020

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
Application of Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes in our critical accounting policies and estimates since year end.

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

To manage our exposure to changes in LIBOR rates, as of March 31, 2021, we have effective interest rate swap agreements where the Company pays a weighted average fixed rate of 1.821% on a total notional amount of $1.9 billion. Additionally, we have $900 million of notional amount of forward starting swaps that are not currently effective.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of March 31, 2021, variable rate borrowings, excluding impact from our swap agreements, represented approximately less than 1% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by less than $0.1 million based on gross amounts outstanding at March 31, 2021 and not taking into account the interest rate swap agreements. The following table provides information about the maturities of our debt subject to changes in interest rates, excluding the effect of the interest rate swaps discussed above:

	Debt maturing in							Fair Value March 31,
	2021	2022	2023	2024	2025	Thereafter	Total	2021
	(in millions)
Fixed rate	$—	$—	$—	$1,050.0	$800.0	$2,350.0	$4,200.0	$4,409.9
Average interest rate	N/A	N/A	N/A	5.625%	4.625%	4.699%	4.917%
Variable rate	$—	$—	$0.5	$—	$—	$—	$0.5	$0.5
Average interest rate	N/A	N/A	4.000%	N/A	N/A	N/A	4.000%

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•The fact that as a result of the COVID-19 pandemic, our properties are continuing to operate without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for the properties to return to normal operations for the tenant.
•The fact that future increases in reported COVID-19 cases in the jurisdictions in which our tenant operates may result in such jurisdictions adopting policies and procedures further restricting the amenities that can be offered at our properties or require those properties to temporarily close to the public.
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
•MGP’s sole material assets are Operating Partnership units representing 57.9% of the ownership interests in the Operating Partnership, as of March 31, 2021, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.
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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See discussion of legal proceedings in Note 11 in the accompanying consolidated financial statements.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. Except as discussed below, there have been no material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.

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

In addition, covenants in the MGP BREIT Venture’s loan agreement may limit its ability to pay distributions to us. In particular, the MGP BREIT Venture loan agreement requires that the tenant EBITDAR to MGP BREIT Venture cash interest ratio is maintained above a specified level. If this ratio is not met for two consecutive fiscal quarters, then the borrowers will be unable to distribute excess cash flows to us unless and until we provide an excess cash flow guarantee (the “ECF Guaranty”). As of December 31, 2020, the ratio was not met for two consecutive quarters and, as a result, in April 2021, the Operating Partnership and an entity affiliated with BREIT each delivered an ECF Guaranty to the lenders covering all distributions since January 1, 2021. The ECF Guaranty provides that the MGP BREIT Venture may distribute an aggregate amount of cash not to exceed 9.9% of the principal amount of the MGP BREIT Venture’s outstanding indebtedness under the loan agreement, after which distributions must remain at the MGP BREIT Venture in a restricted cash account until such time as the tenant EBITDAR to MGP BREIT Venture cash interest ratio is met for two consecutive quarters. In addition, in the event of a default under the loan agreement during this period, we will be required to return our share of amounts distributed to us while the ratio was not met. Any limits on the MGP BREIT Venture’s ability to distribute cash to us, or any requirement for us to return the cash distributed to us from the MGP BREIT Venture during the period of non-compliance, could adversely affect our business, results of operations, or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In March 2021, certain subsidiaries of MGM delivered a notice of redemption covering approximately 37.1 million Operating Partnership units that they held in accordance with the terms of the Operating Partnership’s partnership agreement. On March 12, 2021, the Company redeemed approximately 15.3 million Operating Partnership units for cash (with such Operating Partnership units retired upon redemption) and satisfied its remaining obligation under that notice covering the remaining 21.9 million Operating Partnership units on March 15, 2021 using the proceeds, net of underwriters’ discount, from an offering of MGP’s Class A shares for aggregate cash proceeds paid of approximately $1.2 billion.

Item 6.    Exhibits

10.1	Omnibus Amendment to Relative Performance Share Units

22.1	Subsidiary Guarantors

31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL.

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

MGM Growth Properties LLC

Date: April 30, 2021	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2021		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: April 30, 2021	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2021		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)