Form 10-Q
period 2021-06-30
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2021-08-06
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

MGM Growth Properties LLC     Yes ☐ No  ☒
MGM Growth Properties Operating Partnership LP      Yes ☐ No  ☒

As of August 4, 2021, 156,653,604 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2021, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust (“REIT”), and the owner of the sole general partner of the Operating Partnership. As of June 30, 2021, MGP owned approximately 58.4% of the Operating Partnership units, each such unit representing limited partnership interests in the Operating Partnership (“Operating Partnership units”). The remaining approximately 41.6% of the Operating Partnership’s units are owned by our parent, MGM Resorts International (“MGM”) and certain of its subsidiaries. As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate investments, net	$8,194,148	$8,310,737
Lease incentive asset	497,151	507,161
Investment in unconsolidated affiliate	813,850	810,066
Cash and cash equivalents	298,175	626,385
Prepaid expenses and other assets	24,227	25,525
Above market lease, asset	39,080	39,867
Operating lease right-of-use assets	280,855	280,565
Total assets	$10,147,486	$10,600,306

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$4,162,918	$4,168,959
Due to MGM Resorts International and affiliates	245	316
Accounts payable, accrued expenses and other liabilities	75,640	124,109
Accrued interest	62,577	48,505
Dividend and distribution payable	138,029	136,484
Deferred revenue	187,019	156,760
Deferred income taxes, net	33,298	33,298
Operating lease liabilities	341,643	341,133
Total liabilities	5,001,369	5,009,564
Commitments and contingencies (Note 11)
Shareholders' equity
Class A shares: no par value, 1,000,000,000 shares authorized, 156,645,628 and 131,459,651 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	3,554,821	3,114,331
Accumulated deficit	(475,978)	(422,897)
Accumulated other comprehensive loss	(52,385)	(51,197)
Total Class A shareholders' equity	3,026,458	2,640,237
Noncontrolling interest	2,119,659	2,950,505
Total shareholders' equity	5,146,117	5,590,742
Total liabilities and shareholders' equity	$10,147,486	$10,600,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$188,304	$188,304	$376,607	$391,835
Ground lease	6,038	6,038	12,077	12,077
Total Revenues	194,342	194,342	388,684	403,912

Expenses
Depreciation	57,772	58,405	115,709	120,452
Property transactions, net	38	(66)	881	194,990
Ground lease expense	5,920	5,920	11,840	11,840
Acquisition-related expenses	278	358	278	980
General and administrative	4,306	3,731	7,965	8,613
Total Expenses	68,314	68,348	136,673	336,875

Other income (expense)
Income from unconsolidated affiliate	25,273	25,453	50,758	38,816
Interest income	81	2,279	398	3,370
Interest expense	(68,741)	(55,377)	(137,187)	(104,575)
Gain (loss) on unhedged interest rate swaps, net	(6,455)	1,588	28,604	(10,532)
Other	(725)	(413)	(922)	(18,781)
	(50,567)	(26,470)	(58,349)	(91,702)
Income (loss) before income taxes	75,461	99,524	193,662	(24,665)
Provision for income taxes	(1,764)	(2,499)	(4,556)	(3,632)
Net income (loss)	73,697	97,025	189,106	(28,297)
Less: Net (income) loss attributable to noncontrolling interest	(29,808)	(56,009)	(85,619)	19,565
Net income (loss) attributable to Class A shareholders	$43,889	$41,016	$103,487	$(8,732)

Weighted average Class A shares outstanding
Basic	154,367	131,527	145,085	127,381
Diluted	154,547	131,637	145,289	127,381

Earnings per Class A share
Basic	$0.28	$0.30	$0.71	$(0.08)
Diluted	$0.28	$0.30	$0.71	$(0.08)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$73,697	$97,025	$189,106	$(28,297)
Unrealized gain (loss) on cash flow hedges	2,824	(7,391)	19,403	(102,711)
Comprehensive income (loss)	76,521	89,634	208,509	(131,008)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(30,974)	(51,629)	(95,165)	81,734
Comprehensive income (loss) attributable to Class A shareholders	$45,547	$38,005	$113,344	$(49,274)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$189,106	$(28,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	115,709	120,452
Property transactions, net	881	194,990
Amortization of financing costs	5,725	4,703
Loss on retirement of debt	—	18,129
Non-cash ground lease, net	518	519
Deemed contributions - tax sharing agreement	4,556	3,632
Straight-line rental revenues, excluding amortization of lease incentive asset	31,014	24,414
Amortization of lease incentive asset	10,010	10,010
Amortization of deferred revenue on non-normal tenant improvements	(756)	(756)
Amortization of cash flow hedges	11,382	2,391
(Gain) loss on unhedged interest rate swaps, net	(28,604)	10,532
Share-based compensation	1,610	1,357
Income from unconsolidated affiliate	(50,758)	(38,816)
Distributions from unconsolidated affiliate	46,974	35,233
Change in operating assets and liabilities:
Prepaid expenses and other assets	(644)	(2,477)
Due to MGM Resorts International and affiliates	(71)	(450)
Accounts payable, accrued expenses and other liabilities	(12,717)	(927)
Accrued interest	14,072	3,317
Net cash provided by operating activities	338,007	357,956
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	—	58,615
Net cash provided by investing activities	—	58,615
Cash flows from financing activities
Net repayments under bank credit facility	(10,000)	(1,503,750)
Proceeds from issuance of bridge loan facility	—	1,304,625
Proceeds from issuance of debt	—	800,000
Deferred financing costs	—	(11,307)
Proceeds from issuance of Class A shares, net	792,569	524,616
Redemption of Operating Partnership units	(1,181,276)	(700,000)
Dividends and distributions paid	(267,510)	(305,837)
Other	—	(1,130)
Net cash provided by (used in) financing activities	(666,217)	107,217

Cash and cash equivalents
Net increase (decrease) for the period	(328,210)	523,788
Balance, beginning of period	626,385	202,101
Balance, end of period	$298,175	$725,889
Supplemental cash flow disclosures
Interest paid	$106,008	$94,165
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$138,029	$147,941
Investment in MGP BREIT Venture	$—	$802,000
MGP BREIT Venture assumption of bridge loan facility	$—	$1,304,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at March 31, 2021	153,324	$—	$3,459,599	$(439,194)	$(53,553)	$2,966,852	$2,122,979	$5,089,831
Net income	—	—	—	43,889	—	43,889	29,808	73,697
Issuance of Class A shares	3,244	—	94,865	—	(478)	94,387	22,148	116,535
Cash flow hedges	—	—	—	—	1,658	1,658	1,166	2,824
Share-based compensation	—	—	441	—	—	441	317	758
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	1,764	1,764
Dividends and distributions declared ($0.5150 per Class A share)	—	—	—	(80,673)	—	(80,673)	(57,357)	(138,030)
Other	78	—	(84)	—	(12)	(96)	(1,166)	(1,262)
Balance at June 30, 2021	156,646	$—	$3,554,821	$(475,978)	$(52,385)	$3,026,458	$2,119,659	$5,146,117

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2021	131,460	$—	$3,114,331	$(422,897)	$(51,197)	$2,640,237	$2,950,505	$5,590,742
Net income	—	—	—	103,487	—	103,487	85,619	189,106
Issuance of Class A shares	25,094	—	660,302	—	(4,171)	656,131	136,438	792,569
Redemption of Operating Partnership units	—	—	(220,627)	—	(6,860)	(227,487)	(953,789)	(1,181,276)
Cash flow hedges	—	—	—	—	9,857	9,857	9,546	19,403
Share-based compensation	—	—	872	—	—	872	738	1,610
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	4,556	4,556
Dividends and distributions declared ($1.0100 per Class A share)	—	—	—	(156,568)	—	(156,568)	(112,487)	(269,055)
Other	92	—	(57)	—	(14)	(71)	(1,467)	(1,538)
Balance at June 30, 2021	156,646	$—	$3,554,821	$(475,978)	$(52,385)	$3,026,458	$2,119,659	$5,146,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at March 31, 2020	131,347	$—	$3,218,414	$(356,518)	$(45,163)	$2,816,733	$2,725,128	$5,541,861
Net income*	—	—	—	41,016	—	41,016	41,032	82,048
Partial redemption of temporary equity*	—	—	(15,260)	—	(4,772)	(20,032)	12,500	(7,532)
Reclassification and remeasurements of temporary equity*	—	—	(216,858)	—	—	(216,858)	408,127	191,269
Cash flow hedges*	—	—	—	—	(3,011)	(3,011)	(3,118)	(6,129)
Share-based compensation*	—	—	250	—	—	250	265	515
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	2,100	2,100
Dividends and distributions declared ($0.4875 per Class A share)*	—	—	—	(64,085)	—	(64,085)	(70,454)	(134,539)
Other*	108	—	1,136	—	47	1,183	(1,330)	(147)
Balance at June 30, 2020	131,455	$—	$2,987,682	$(379,587)	$(52,899)	$2,555,196	$3,114,250	$5,669,446
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2020	113,807	$—	$2,766,325	$(244,381)	$(7,045)	$2,514,899	$4,383,113	$6,898,012
Net loss*	—	—	—	(8,732)	—	(8,732)	(18,006)	(26,738)
Issuance of Class A shares*	17,524	—	443,363	—	(646)	442,717	63,481	506,198
MGP BREIT Venture Transaction*	—	—	8,228	—	59	8,287	55,617	63,904
Partial redemption of temporary equity*	—	—	(15,260)	—	(4,772)	(20,032)	12,500	(7,532)
Reclassification and remeasurements of temporary equity*	—	—	(216,858)	—	—	(216,858)	(1,191,192)	(1,408,050)
Cash flow hedges*	—	—	—	—	(40,542)	(40,542)	(48,107)	(88,649)
Share-based compensation*	—	—	539	—	—	539	625	1,164
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	2,982	2,982
Dividends and distributions declared ($0.9625 per Class A share)*	—	—	—	(126,474)	—	(126,474)	(145,264)	(271,738)
Other*	124	—	1,345	—	47	1,392	(1,499)	(107)
Balance at June 30, 2020	131,455	$—	$2,987,682	$(379,587)	$(52,899)	$2,555,196	$3,114,250	$5,669,446
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate investments, net	$8,194,148	$8,310,737
Lease incentive asset	497,151	507,161
Investment in unconsolidated affiliate	813,850	810,066
Cash and cash equivalents	298,175	626,385
Prepaid expenses and other assets	24,227	25,525
Above market lease, asset	39,080	39,867
Operating lease right-of-use assets	280,855	280,565
Total assets	$10,147,486	$10,600,306
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,162,918	$4,168,959
Due to MGM Resorts International and affiliates	245	316
Accounts payable, accrued expenses and other liabilities	75,640	124,109
Accrued interest	62,577	48,505
Distribution payable	138,029	136,484
Deferred revenue	187,019	156,760
Deferred income taxes, net	33,298	33,298
Operating lease liabilities	341,643	341,133
Total liabilities	5,001,369	5,009,564
Commitments and contingencies (Note 11)
Partners’ capital
General partner	—	—
Limited partners: 268,018,385 and 279,966,531 Operating Partnership units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	5,146,117	5,590,742
Total partners’ capital	5,146,117	5,590,742
Total liabilities and partners’ capital	$10,147,486	$10,600,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$188,304	$188,304	$376,607	$391,835
Ground lease	6,038	6,038	12,077	12,077
Total Revenues	194,342	194,342	388,684	403,912

Expenses
Depreciation	57,772	58,405	115,709	120,452
Property transactions, net	38	(66)	881	194,990
Ground lease expense	5,920	5,920	11,840	11,840
Acquisition-related expenses	278	358	278	980
General and administrative	4,306	3,731	7,965	8,613
Total Expenses	68,314	68,348	136,673	336,875

Other income (expense)
Income from unconsolidated affiliate	25,273	25,453	50,758	38,816
Interest income	81	2,279	398	3,370
Interest expense	(68,741)	(55,377)	(137,187)	(104,575)
Gain (loss) on unhedged interest rate swaps, net	(6,455)	1,588	28,604	(10,532)
Other	(725)	(413)	(922)	(18,781)
	(50,567)	(26,470)	(58,349)	(91,702)
Income (loss) before income taxes	75,461	99,524	193,662	(24,665)
Provision for income taxes	(1,764)	(2,499)	(4,556)	(3,632)
Net income (loss)	$73,697	$97,025	$189,106	$(28,297)

Weighted average units outstanding
Basic	265,740	319,189	271,181	321,737
Diluted	265,920	319,299	271,385	321,737

Earnings per unit
Basic	$0.28	$0.30	$0.70	$(0.09)
Diluted	$0.28	$0.30	$0.70	$(0.09)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$73,697	$97,025	$189,106	$(28,297)
Unrealized gain (loss) on cash flow hedges	2,824	(7,391)	19,403	(102,711)
Comprehensive income (loss)	$76,521	$89,634	$208,509	$(131,008)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$189,106	$(28,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	115,709	120,452
Property transactions, net	881	194,990
Amortization of financing costs	5,725	4,703
Loss on retirement of debt	—	18,129
Non-cash ground lease, net	518	519
Deemed contributions - tax sharing agreement	4,556	3,632
Straight-line rental revenues, excluding amortization of lease incentive asset	31,014	24,414
Amortization of lease incentive asset	10,010	10,010
Amortization of deferred revenue on non-normal tenant improvements	(756)	(756)
Amortization of cash flow hedges	11,382	2,391
(Gain) loss on unhedged interest rate swaps, net	(28,604)	10,532
Share-based compensation	1,610	1,357
Income from unconsolidated affiliate	(50,758)	(38,816)
Distributions from unconsolidated affiliate	46,974	35,233
Change in operating assets and liabilities:
Prepaid expenses and other assets	(644)	(2,477)
Due to MGM Resorts International and affiliates	(71)	(450)
Accounts payable, accrued expenses and other liabilities	(12,717)	(927)
Accrued interest	14,072	3,317
Net cash provided by operating activities	338,007	357,956
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	—	58,615
Net cash provided by investing activities	—	58,615
Cash flows from financing activities
Net repayments under bank credit facility	(10,000)	(1,503,750)
Proceeds from issuance of bridge loan facility	—	1,304,625
Proceeds from issuance of debt	—	800,000
Deferred financing costs	—	(11,307)
Proceeds from issuance of Class A shares by MGP	792,569	524,616
Redemption of Operating Partnership units	(1,181,276)	(700,000)
Distributions paid	(267,510)	(305,837)
Other	—	(1,130)
Net cash provided by (used in) financing activities	(666,217)	107,217

Cash and cash equivalents
Net increase (decrease) for the period	(328,210)	523,788
Balance, beginning of period	626,385	202,101
Balance, end of period	$298,175	$725,889
Supplemental cash flow disclosures
Interest paid	$106,008	$94,165
Non-cash investing and financing activities
Accrual of distribution payable to Operating Partnership unit holders	$138,029	$147,941
Investment in MGP BREIT Venture	$—	$802,000
MGP BREIT Venture assumption of bridge loan facility	$—	$1,304,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at March 31, 2021	$—	$5,089,831	$5,089,831
Net income	—	73,697	73,697
Proceeds from issuance of Class A shares by MGP	—	116,535	116,535
Cash flow hedges	—	2,824	2,824
Share-based compensation	—	758	758
Deemed contribution - tax sharing agreement	—	1,764	1,764
Distributions declared ($0.5150 per unit)	—	(138,030)	(138,030)
Other	—	(1,262)	(1,262)
Balance at June 30, 2021	$—	$5,146,117	$5,146,117

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2021	$—	$5,590,742	$5,590,742
Net income	—	189,106	189,106
Proceeds from issuance of Class A shares by MGP	—	792,569	792,569
Redemption of Operating Partnership units	—	(1,181,276)	(1,181,276)
Cash flow hedges	—	19,403	19,403
Share-based compensation	—	1,610	1,610
Deemed contribution - tax sharing agreement	—	4,556	4,556
Distributions declared ($1.0100 per unit)	—	(269,055)	(269,055)
Other	—	(1,538)	(1,538)
Balance at June 30, 2021	$—	$5,146,117	$5,146,117
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at March 31, 2020	$—	$5,541,861	$5,541,861
Net income*	—	82,048	82,048
Partial redemption of temporary equity*	—	(7,532)	(7,532)
Reclassification and remeasurements of temporary equity*	—	191,269	191,269
Cash flow hedges*	—	(6,129)	(6,129)
Share-based compensation*	—	515	515
Deemed contribution - tax sharing agreement*	—	2,100	2,100
Distributions declared ($0.4875 per unit)*	—	(134,539)	(134,539)
Other*	—	(147)	(147)
Balance at June 30, 2020	$—	$5,669,446	$5,669,446
(*) Excludes amounts attributable to redeemable capital. See Note 2.

	General Partner	Limited Partners	Total Partners' Capital
Balance at January 1, 2020	$—	$6,898,012	$6,898,012
Net loss*	—	(26,738)	(26,738)
Proceeds from issuance of Class A shares by MGP*	—	506,198	506,198
MGP BREIT Venture Transaction*	—	63,904	63,904
Partial redemption of temporary equity*	—	(7,532)	(7,532)
Reclassification and remeasurements of temporary equity*	—	(1,408,050)	(1,408,050)
Cash flow hedges*	—	(88,649)	(88,649)
Share-based compensation*	—	1,164	1,164
Deemed contribution - tax sharing agreement*	—	2,982	2,982
Distributions declared ($0.9625 per unit)*	—	(271,738)	(271,738)
Other*	—	(107)	(107)
Balance at June 30, 2020	$—	$5,669,446	$5,669,446
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

As of June 30, 2021, there were approximately 268.0 million Operating Partnership units outstanding in the Operating Partnership, of which MGM owned approximately 111.4 million, or 41.6%, and MGP owned the remaining 58.4%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the Fair Market Value of a Class A share (as defined in the Operating Partnership’s partnership agreement). The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights and is consolidated by MGM.

In March 2021, certain subsidiaries of MGM delivered a notice of redemption to the Company covering approximately 37.1 million Operating Partnership units that they held that was satisfied with aggregate cash proceeds of approximately $1.2 billion using cash on hand together with the proceeds from the issuance of Class A shares. Refer to Note 8 for further discussion.

On May 11, 2021, the Company entered into an agreement to acquire the real estate assets of MGM Springfield from MGM for $400 million of cash consideration. MGM Springfield will be added to the MGM-MGP Master Lease between the Company and MGM. Following the closing of the transaction, the annual rent payment under the MGM-MGP Master Lease will increase by $30 million, $27.0 million of which will be fixed and contractually grow at 2% per year with escalators subject to the tenant meeting an adjusted net revenue to rent ratio. The transaction is expected to close in the fourth quarter of 2021, upon receipt of interim regulatory approvals from the Massachusetts Gaming Commission and the satisfaction of other customary closing conditions. Final regulatory approvals, which are not necessary for the transaction to close, are expected to be received within nine to twelve months following the interim regulatory approval. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which will provide for the property to be placed into a trust (or, at MGM’s option, be returned to MGM) during the interim period in the event that the regulator finds reasonable cause to believe that the Company may not be found suitable. The property will then remain in trust until a final determination regarding the Company’s suitability is made.

On August 4, 2021, the Company and the Operating Partnership entered into an agreement with VICI Properties, Inc. (“VICI”) and MGM whereby VICI will acquire the Company in a stock-for-stock transaction (such transaction, the “VICI Transaction”). Pursuant to the agreement, MGP Class A shareholders will have the right to receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and MGM will have the right to receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by MGM. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. Subsequent to the exchange, VICI OP will redeem the majority of MGM’s VICI OP units for cash consideration of $4.4 billion, with MGM retaining approximately 12.2 million VICI OP units. MGP’s Class B share that is held by MGM will be cancelled. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders.

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
Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, MGP Lessor LLC, which is the MGM-MGP Master Lease landlord, a VIE of which the Operating Partnership is the primary beneficiary. As of June 30, 2021, on a consolidated basis, MGP Lessor, LLC had total assets of $9.0 billion primarily related to its real estate investments, and total liabilities of $560.8 million primarily related to its deferred revenue and operating lease liabilities.
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

The components of equity that related to the Company’s redeemable noncontrolling interest and the Operating Partnership’s redeemable capital were as follows:

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
Income tax provision. For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision on income before income taxes of 2.3% and 2.4% for the three and six months ended June 30, 2021, respectively, and a provision of 2.5% on income before income taxes and a provision of 14.7% on loss before income taxes for the three and six months ended June 30, 2020, respectively.
The Company and MGM join in the filing of a New Jersey consolidated corporation business tax return and have entered into a tax sharing agreement which provides for an allocation of taxes due in the consolidated New Jersey return. No amounts were due to MGM under the tax sharing agreement between the Company and MGM as of June 30, 2021 or December 31, 2020.

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

NOTE 3 — REAL ESTATE INVESTMENTS

The carrying value of real estate investments is as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Land	$3,431,228	$3,431,228
Buildings, building improvements, land improvements and integral equipment	7,424,742	7,426,110
	10,855,970	10,857,338
Less: Accumulated depreciation	(2,661,822)	(2,546,601)
	$8,194,148	$8,310,737

NOTE 4 — INVESTMENT IN UNCONSOLIDATED AFFILIATE

As of June 30, 2021, the Operating Partnership’s investment in unconsolidated affiliate was comprised of its 50.1% interest in MGP BREIT Venture. The Operating Partnership recorded its share of income as “Income from unconsolidated affiliate” in the condensed consolidated statements of operations. The Operating Partnership received $31.8 million and $47.0 million in distributions from MGP BREIT Venture during the three and six months ended June 30, 2021, respectively, and $23.1 million and $35.2 million in distributions from MGP BREIT Venture during the three and six months ended June 30, 2020, respectively. The Operating Partnership’s distribution relating to March 2021 was paid together with its distribution for April 2021, totaling $16.0 million, upon execution of the cash flow guarantee, discussed below.

Summarized results of operations of MGP BREIT Venture are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net revenues	$98,681	$98,681	$197,363	$149,118
Net income	50,445	50,804	101,313	77,479

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

NOTE 5 — LEASES
MGM-MGP Master Lease. The MGM-MGP Master Lease is accounted for as an operating lease and has an initial lease term of ten years that began on April 25, 2016 (other than with respect to MGM National Harbor, as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant. The lease provides that any extension of its term must apply to all of the real estate under the lease at the time of the extension. With respect to MGM National Harbor, the initial lease term ends on August 31, 2024. Thereafter, the initial term of the lease with respect to

MGM National Harbor may be renewed at the option of the tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the lease or the next renewal term (depending on whether MGM elects to renew the other properties under the lease in connection with the expiration of the initial ten-year term). If, however, the tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the lease, the tenant would also lose the right to renew the lease with respect to the rest of the properties when the initial ten-year lease term ends related to the rest of the properties in 2026. The lease has a triple-net structure, which requires the tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the lease provides MGP with a right of first offer with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, which MGP may exercise should MGM elect to sell such property in the future.

Rent under the lease consists of a “base rent” component and a “percentage rent” component. As of June 30, 2021, the base rent represents approximately 91% of the rent payments due under the lease and the percentage rent represents approximately 9% of the rent payments due under the lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, beginning on April 1, 2022, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the operating subsidiary sublessees of the tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average annual adjusted net revenues of the tenant and, without duplication, the operating subtenants, from the leased properties subject to the lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual adjusted net revenues, excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).
In connection with the commencement of the sixth lease year on April 1, 2021, and the corresponding 2.0% fixed annual rent escalator that went into effect on such date, the base rent under the MGM-MGP Master Lease increased to $764.9 million, resulting in total annual rent under the MGM-MGP Master Lease of $842.8 million.

Straight-line rental revenues from the MGM-MGP Master Lease, which includes lease incentive asset amortization, were $188.3 million and $376.6 million for the three and six months ended June 30, 2021, respectively, and were $188.3 million and $391.8 million for the three and six months ended June 30, 2020, respectively. The Company also recognized revenue related to ground lease and other of $6.0 million for both the three months ended June 30, 2021 and 2020 and $12.1 million for both the six months ended June 30, 2021 and 2020.

Under the MGM-MGP Master Lease, future non-cancelable minimum cash rental payments, which are the payments under the initial 10-year term through April 30, 2026 and do not include the four five-year renewal options and, with respect to MGM National Harbor, through August 31, 2024, are as follows as of June 30, 2021:

Year ending December 31,	(in thousands)
2021 (excluding the six months ended June 30, 2021)	$421,381
2022	784,336
2023	764,861
2024	733,161
2025	669,761
Thereafter	223,254
Total	$3,596,754

NOTE 6 — DEBT
Debt consists of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Senior secured revolving credit facility	$—	$10,000
5.625% senior notes, due 2024	1,050,000	1,050,000
4.625% senior notes, due 2025	800,000	800,000
4.50% senior notes, due 2026	500,000	500,000
5.75% senior notes, due 2027	750,000	750,000
4.50% senior notes, due 2028	350,000	350,000
3.875% senior notes, due 2029	750,000	750,000
	4,200,000	4,210,000
Less: Unamortized discount and debt issuance costs	(37,082)	(41,041)
	$4,162,918	$4,168,959
Operating Partnership credit agreement and bridge facility. At June 30, 2021, the Operating Partnership senior secured credit facility consisted of a $1.4 billion revolving credit facility. The Operating Partnership’s senior credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership senior secured credit facility at June 30, 2021. The Operating Partnership was in compliance with its financial covenants at June 30, 2021.
Refer to Note 7 for further discussion of the Company’s interest rate swap agreements.
Fair value of debt. The estimated fair value of the Operating Partnership’s debt was $4.5 billion at June 30, 2021 and $4.5 billion at December 31, 2020. Fair value was estimated using quoted market prices for the Operating Partnership’s senior notes and senior secured credit facility.

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

In May 2021, the Operating Partnership terminated interest rate swap agreements with a notional amount of $1.2 billion which resulted in a loss of less than $0.1 million. Additionally, in June 2021, the Operating Partnership modified and extended certain of its existing interest rate swaps with a combined notional amount of $900 million, effective June 30, 2022. The weighted average fixed rate paid under the modified swap agreements is 1.940% and the variable rate received resets monthly to the one-month LIBOR with no minimum floor. The maturity dates were extended to June 30, 2027.

The interest rate swaps as of June 30, 2021 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Liability	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$900,000	1.940%	$(33,656)	June 30, 2022	June 30, 2027
$900,000		$(33,656)

Derivatives not designated as hedges:
$300,000	1.158%	$(5,842)	September 6, 2019	December 31, 2024
400,000	2.252%	(31,913)	October 1, 2019	December 31, 2029
$700,000		$(37,755)
		$(71,411)

The interest rate swaps as of December 31, 2020 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Liability	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$900,000	1.801%	$(41,131)	November 30, 2021	December 31, 2024
$900,000		$(41,131)

Derivatives not designated as hedges:
$1,200,000	1.844%	$(18,889)	May 3, 2017	November 30, 2021
300,000	1.158%	(10,451)	September 6, 2019	December 31, 2024
400,000	2.252%	(48,453)	October 1, 2019	December 31, 2029
$1,900,000		$(77,793)
		$(118,924)

As of June 30, 2021 and December 31, 2020, the Operating Partnership’s interest rate swaps that are in a liability position are recorded within “Accounts payable, accrued expenses, and other liabilities”.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP shareholders

Issuance of Class A shares - March 2021. On March 15, 2021, the Company completed an offering of 21.9 million Class A shares in a registered public offering for net proceeds of approximately $676.0 million.

“At-the-market-offering” (“ATM”) Program. On May 12, 2021, the Company resumed its 2019 ATM program to offer and sell the remaining $117.7 million of Class A shares under the $300 million program through sales agents at prevailing market prices or agreed-upon prices. During the quarter ended June 30, 2021, the Company issued 3.2 million Class A shares under the program for net proceeds of approximately $116.5 million.

Subsequent to quarter end, in July 2021, the Company issued less than 0.1 million shares for net proceeds of $0.3 million and completed its ATM program.

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

MGP Class A share issuance - ATM Program. During the quarter ended June 30, 2021, in connection with the Company’s issuance of Class A shares under the ATM program, the Operating Partnership issued 3.2 million Operating Partnership units to the Company. As of June 30, 2021, as a result of these issuances, MGP’s ownership percentage in the Operating Partnership was 58.4%.

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

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at March 31, 2021	$(31,864)	$(21,689)	$(53,553)
Other comprehensive loss before reclassifications	(3,940)	—	(3,940)
Amounts reclassified from accumulated other comprehensive loss to interest expense	6,764	—	6,764
Other comprehensive income	2,824	—	2,824
Other changes in accumulated other comprehensive loss:
Issuance of Class A shares	—	(478)	(478)
Other	—	(12)	(12)
Changes in accumulated other comprehensive loss:	2,824	(490)	2,334
Less: Other comprehensive income attributable to noncontrolling interest	(1,166)	—	(1,166)
Balance at June 30, 2021	$(30,206)	$(22,179)	$(52,385)

Balance at December 31, 2020	$(40,063)	$(11,134)	$(51,197)
Other comprehensive income before reclassifications	8,021	—	8,021
Amounts reclassified from accumulated other comprehensive loss to interest expense	11,382	—	11,382
Other comprehensive income	19,403	—	19,403
Other changes in accumulated other comprehensive loss:
Issuance of Class A shares	—	(4,171)	(4,171)
Redemption of Operating Partnership Units	—	(6,860)	(6,860)
Other	—	(14)	(14)
Changes in accumulated other comprehensive loss:	19,403	(11,045)	8,358
Less: Other comprehensive income attributable to noncontrolling interest	(9,546)	—	(9,546)
Balance at June 30, 2021	$(30,206)	$(22,179)	$(52,385)

    MGP dividends and Operating Partnership distributions. The Operating Partnership declares and pays distributions. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

On July 15, 2021, the Company paid a dividend of $0.5150 per Class A share upon receipt of its share of the Operating Partnership’s distribution of $0.5150 per unit made the same day.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Numerator:
Net income (loss)	$43,889	$41,016	$103,487	$(8,732)
Less: Adjustment related to redeemable noncontrolling interests	—	(1,232)	—	(1,232)
Net income (loss) attributable to Class A shares - basic and diluted	$43,889	$39,784	$103,487	$(9,964)
Denominator:
Weighted average Class A shares outstanding — basic (1)	154,367	131,527	145,085	127,381
Effect of dilutive shares for diluted net income per Class A share (2)	180	110	204	—
Weighted average Class A shares outstanding — diluted (1)	154,547	131,637	145,289	127,381
(1) Includes weighted average deferred share units granted to certain members of the board of directors.
(2) Less than 0.1 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the six months ended June 30, 2021. There were no shares excluded due to being antidilutive for the three months ended June 30, 2021. 0.1 million and 0.3 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the three and six months ended June 30, 2020, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Numerator:
Net income (loss)	$73,697	$97,025	$189,106	$(28,297)
Less: Adjustment related to redeemable capital	—	(1,232)	—	(1,232)
Net income (loss) attributable to unitholders - basic and diluted	$73,697	$95,793	$189,106	$(29,529)
Denominator:
Weighted average Operating Partnership units outstanding — basic (1)	265,740	319,189	271,181	321,737
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	180	110	204	—
Weighted average Operating Partnership units outstanding — diluted (1)	265,920	319,299	271,385	321,737
(1) Includes weighted average deferred share units granted to certain members of the board of directors.
(2) Less than 0.1 million units related to outstanding share-based compensation awards were excluded due to being antidilutive for the six months ended June 30, 2021. There were no units excluded due to being antidilutive for the three months ended June 30, 2021. 0.1 million units and 0.3 million units related to outstanding share-based compensation awards were excluded due to being antidilutive for the three and six months ended June 30, 2020, respectively.

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
As of June 30, 2021, we generate all of our revenues by leasing our real estate properties through a wholly owned subsidiary of the Operating Partnership to a subsidiary of MGM pursuant to the MGM-MGP Master Lease which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The lease has an initial lease term of ten years that began on April 25, 2016 with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant (other than with respect to MGM National Harbor, whose initial lease term ends on August 31, 2024; refer to Note 5 for further detail of the lease term). Additionally, the lease provides MGP with a right of first offer with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, which MGP may exercise should MGM elect to sell such property in the future.
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
As of June 30, 2021, our portfolio, including properties owned by the MGP BREIT Venture, includes seven large-scale entertainment and gaming-related properties in Las Vegas: Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment district located between New York-New York and Park MGM. Outside of Las Vegas, we also own five market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, Borgata in Atlantic City, New Jersey, and MGM National Harbor in Prince George’s County, Maryland. We also own the casino properties of MGM Northfield Park in Northfield, Ohio and Empire City in Yonkers, New York.
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
In May 2021, we entered into an agreement to acquire the real estate assets of MGM Springfield from MGM for $400 million of cash consideration. MGM Springfield will be added to the MGM-MGP Master Lease between us and MGM. Following the closing of the transaction, the annual rent payment under the MGM-MGP Master Lease will increase by $30 million, $27.0 million of which will be fixed and contractually grow at 2% per year with escalators subject to the tenant meeting an adjusted net revenue to rent ratio. The transaction is expected to close in the fourth quarter of 2021, upon receipt of interim regulatory approvals from the Massachusetts Gaming Commission and the satisfaction of other customary closing conditions. Final regulatory approvals, which are not necessary for the transaction to close, are expected to be received within nine to twelve months following the interim regulatory approval. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which will provide for the property to be placed into a trust (or, at MGM’s option, be returned to MGM) during the interim period in the event that the regulator finds reasonable cause to believe that the Company may not be found suitable. The property will then remain in trust until a final determination regarding our suitability is made.
In August 2021, we entered into an agreement with VICI Properties, Inc. (“VICI”) and MGM whereby VICI will acquire us in a stock-for-stock transaction (such transaction, the “VICI Transaction”). Pursuant to the agreement, MGP Class A shareholders will have the right to receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and MGM will have the right to receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by MGM. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. Subsequent to the exchange, VICI OP will redeem the majority of MGM’s VICI OP units for cash consideration of $4.4 billion, with MGM retaining approximately 12.2 million VICI OP units. MGP’s Class B share that is held by MGM will be cancelled. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders.
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
The following table summarizes our financial results for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Total Revenues	$194,342	$194,342	$388,684	$403,912
Total Expenses	68,314	68,348	136,673	336,875
Net income (loss)	73,697	97,025	189,106	(28,297)
Net income (loss) attributable to Class A shareholders	43,889	41,016	103,487	(8,732)
Revenues

Rental revenue. Rental revenues, including ground lease and other, for both the three months ended June 30, 2021 and 2020 were $194.3 million. Rental revenues, including ground lease and other, for the six months ended June 30, 2021 and 2020 were $388.7 million and $403.9 million, respectively. The $15.2 million, or 3.8%, decrease for the year-to-date period was due primarily to a decrease in rental revenues as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease relating to the MGP BREIT Venture Transaction in February 2020.

Expenses
Depreciation. Depreciation expense was $57.8 million and $58.4 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $115.7 million and $120.5 million for the six months ended June 30, 2021 and 2020, respectively. The $4.7 million, or 3.9%, decrease for the year-to-date period was primarily due to the contribution of Mandalay Bay to the MGP BREIT Venture in February 2020.
Property transactions, net. Property transactions, net for the three months ended June 30, 2021 and 2020 were less than $0.1 million and $(0.1) million, respectively. Property transactions, net for the six months ended June 30, 2021 and 2020 were $0.9 million and $195.0 million, respectively. The prior year-to-date period included the difference between the carrying value of the Mandalay Bay real estate assets and the net consideration received that resulted in a loss on sale of the Mandalay Bay real estate assets of $193.1 million in February 2020.
Ground lease expense. Ground lease expense was $5.9 million for each of the three months ended June 30, 2021 and 2020. Ground lease expense was $11.8 million for each of the six months ended June 30, 2021 and 2020
Acquisition-related expenses. Acquisition-related expenses were $0.3 million for both the three and six months ended June 30, 2021, which related to our agreement to acquire the real estate assets of MGM Springfield from MGM. See Note 1 in the accompanying financial statements for a description of the transaction. Acquisition expenses were $0.4 million and $1.0 million for the three and six months ended June 30, 2020, which related to the MGP BREIT Venture Transaction.
General and administrative expenses. General and administrative expenses were $4.3 million and $3.7 million for the three months ended June 30, 2021 and 2020, respectively. General and administrative expenses were $8.0 million and $8.6 million for the six months ended June 30, 2021 and 2020, respectively.

Other Expenses
Income from unconsolidated affiliate. Income from unconsolidated affiliate was $25.3 million and $25.5 million for the three months ended June 30, 2021 and 2020, respectively, and $50.8 million and $38.8 million for the six months ended June 30, 2021 and 2020, respectively. Our Income from unconsolidated affiliate is entirely attributable to income from our investment in MGP BREIT Venture. The $11.9 million, or 30.8%, increase in the year-to-date period primarily reflects the timing of the MGP BREIT Venture formation in February 2020 and, accordingly, the current year-to-date period having a full six months of income attributable to the venture.
Other expenses, excluding income from unconsolidated affiliate, were $75.8 million and $51.9 million for the three months ended June 30, 2021 and 2020, respectively. The $23.9 million, or 46.1%, increase for the quarterly period was primarily related to the $6.5 million loss on unhedged interest rate swaps, net for the three months ended June 30, 2021 compared to the $1.6 million gain on unhedged interest rate swaps, net for the three months ended June 30, 2020, as well as an increase in interest expense due to an increase in outstanding debt due to the June 2020 issuance of the $800 million 4.625% senior notes due 2025 and the issuance of $750 million 3.875% senior notes due 2029 in November 2020. Other expenses, excluding income from unconsolidated affiliate, were $109.1 million and $130.5 million for the six months ended June 30, 2021 and 2020, respectively. The $21.4 million, or 16.4%, decrease for the year-to-date period was primarily related to the $28.6 million gain on unhedged interest rate swaps, net for the six months ended June 30, 2021 compared to the $10.5 million loss on unhedged interest rate swaps, net, for the six months ended June 30, 2020, in addition to the six months ended June 30, 2020 containing a $18.1 million loss on retirement of debt relating to our repayment of the term loan A and term loan B facilities. This was partially offset by an increase in interest expense due to an increase in debt period over period relating to the issuance of the $800 million 4.625% senior notes due 2025 in June 2020 and the issuance of $750 million 3.875% senior notes due 2029 in November 2020.

Provision for Income Taxes

Our effective tax rate was a provision on income before income taxes of 2.3% and 2.5% for the three months ended June 30, 2021 and 2020, respectively. Our effective tax rate was a provision of 2.4% on income before taxes and a provision of 14.7% on loss before income taxes for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate in the six months ended June 30, 2020 was impacted by the loss resulting from the MGP BREIT Venture Transaction, which provides no federal or state income tax benefit due to our REIT status. Refer to Note 2 of the accompanying financial statements for additional discussion regarding income taxes.

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

The following table provides a reconciliation of the Company’s consolidated net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$73,697	$97,025	$189,106	$(28,297)
Depreciation (1)	57,772	58,405	115,709	120,452
Share of depreciation of unconsolidated affiliate	10,485	10,578	20,962	15,897
Property transactions, net	38	(66)	881	194,990
Funds From Operations	141,992	165,942	326,658	303,042
Amortization of financing costs and cash flow hedges	9,626	3,829	17,107	7,093
Share of amortization of financing costs of unconsolidated affiliate	64	64	127	97
Non-cash compensation expense	758	603	1,610	1,357
Straight-line rental revenues, excluding lease incentive asset	17,381	13,633	31,014	24,414
Share of straight-line rental revenues of unconsolidated affiliate	(12,135)	(12,866)	(24,758)	(19,218)
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	4,627	4,627	9,254	9,254
Acquisition-related expenses	278	358	278	980
Non-cash ground lease rent, net	259	258	518	518
Other expenses	725	413	922	18,781
(Gain) loss on unhedged interest rate swaps, net	6,455	(1,588)	(28,604)	10,532
Provision for income taxes	1,764	2,499	4,556	3,632
Share of provision for income taxes of unconsolidated affiliates	—	(47)	—	—
Adjusted Funds From Operations	171,794	177,725	338,682	360,482
Interest income	(81)	(2,279)	(398)	(3,370)
Interest expense	68,741	55,377	137,187	104,575
Share of interest expense of unconsolidated affiliate	13,582	13,418	27,014	19,941
Amortization of financing costs and cash flow hedges	(9,626)	(3,829)	(17,107)	(7,093)
Share of amortization of financing costs of unconsolidated affiliate	(64)	(64)	(127)	(97)
Adjusted EBITDA	$244,346	$240,348	$485,251	$474,438
(1) Includes depreciation on Mandalay Bay real estate assets for the period of January 1, 2020 through February 14, 2020.

Guarantor Financial Information

As of June 30, 2021, all of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. The Operating Partnership’s principal debt arrangements are guaranteed by each of its wholly owned subsidiaries except for MGP JV INVESTCO 1 LLC, the entity holding the 50.1% interest in the MGP BREIT Venture, and, with respect to the Operating Partnership’s senior notes, MGP Finance Co-Issuer, Inc., the co-issuer of the senior notes. The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guaranty the principal indebtedness. In addition, the obligations of each subsidiary guarantor under its guarantee is limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

The summarized financial information of the Operating Partnership and its guarantor subsidiaries, on a combined basis, is presented below:

	June 30, 2021	December 31, 2020
Balance Sheet	(in thousands)
Real estate investments, net	$8,194,148	$8,310,737
Other assets	1,139,488	1,479,503
Debt, net	4,162,918	4,168,959
Other liabilities	838,451	840,605

Six Months Ended
June 30, 2021
Income Statement	(in thousands)
Total revenues	$388,684
Net income	138,348

Liquidity and Capital Resources

Rental revenues received under the MGM-MGP Master Lease and distributions from the MGP BREIT Venture are our primary sources of cash from operations and are dependent on the tenant’s ability to pay rent and the MGP BREIT Venture’s ability to pay distributions. As of the date of this filing, all of the properties in our portfolio, including those held by the MGP BREIT Venture, that had temporarily closed during 2020 to the public pursuant to state and local government requirements as a result of the unprecedented public health crisis resulting from the COVID-19 pandemic, have re-opened in full. Beginning in the latter part of the first quarter of 2021 and continuing into the second quarter of 2021, jurisdictions eased and removed prior operating restrictions, including capacity and occupancy limits as well as social distancing policies. However, certain operations and amenities are limited or constrained due to available staffing and/or mid-week visitation levels.

Our properties may be subject to temporary, complete or partial shutdowns in the future due to COVID-19 related concerns, including due to the spread of COVID-19 variants. At this time, we cannot predict whether jurisdictions, states or the federal government will adopt similar or more restrictive measures in the future than in the past, including stay-at-home orders or the temporary closure of all or a portion of our tenant’s properties.

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

All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of dividends and distributions on its Class A shares, and its principal source of funding for these dividends and distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it, which distributions are primarily funded by rental payments received from the tenant and distributions from the MGP BREIT Venture. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service, and distributions to MGP and MGM. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments, including acquiring the real estate assets of MGM Springfield from MGM for $400 million, as discussed further in Note 1 to the accompanying financial statements, in the form of $298.2 million in cash and cash equivalents held by the Operating Partnership as of June 30, 2021, expected cash flows from operations, expected cash distributions from the MGP BREIT Venture, and $1.35 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of June 30, 2021. See Note 6 to the accompanying financial statements for a description of our principal debt arrangements and Note 4 to the accompanying financial statements for a description of our excess cash flow guarantee relating to the MGP BREIT Venture.

Summary of Cash Flows
Net cash provided by operating activities for the six months ended June 30, 2021 was $338.0 million compared to net cash provided by operating activities of $358.0 million for the six months ended June 30, 2020. The change was primarily due to the decrease in annual cash rental payments of $133 million as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease in February 2020 as well as an increase of $11.8 million in cash paid for interest, partially offset by the 2% fixed annual rent escalator at the beginning of the sixth lease year on April 1, 2021, which increased the annual cash rental payments by $15.0 million, and an increase in distributions from our unconsolidated affiliate which is attributable to the timing of the MGP BREIT Venture formation in February 2020.
There was no cash provided by or used in investing activities for the six months ended June 30, 2021. There was $58.6 million of net cash provided by investing activities for the six months ended June 30, 2020 which related to the net cash proceeds from the MGP BREIT Venture Transaction.
Net cash used in financing activities for the six months ended June 30, 2021 was $666.2 million, which reflects our payments of $267.5 million of distributions and dividends, $10.0 million of repayments under the revolving credit facility, and the $1.2 billion of cash used to satisfy the notice of redemption of 37.1 million Operating Partnership units held by MGM, which was funded with cash on hand and with proceeds from the issuance of 21.9 million Class A shares for $676.0 million, partially offset by the issuance of 3.2 million Class A shares under our ATM program for net proceeds of $116.5 million.

Net cash provided by financing activities for the six months ended June 30, 2020 was $107.2 million, which was primarily attributable to our net $200.0 million draw on our revolving credit facility; $1.3 billion in proceeds from the issuance of the bridge loan facility, which was used to repay the Operating Partnership’s $1.3 billion outstanding term loan B facility in full, which was then assumed by the MGP BREIT Venture; net proceeds of $374.6 million for our issuance of 12.6 million Class A shares from the settlement of forward equity agreements, which was used to repay the Operating Partnership’s $399 million outstanding term loan A facility; our issuance of 4.9 million Class A shares to BREIT for which we received net proceeds of $150.0 million; and our issuance of $800 million in aggregate principal amount of 4.625% senior notes due 2025 which we used to repay $800 million on our revolving credit facility; offset by the payments of our $305.8 million of distributions and dividends, and the redemption of $700 million of Operating Partnership units held by MGM.

Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP within the six months ended June 30, 2021 and June 30, 2020. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date

2021
March 15, 2021	March 31, 2021	$0.4950	April 15, 2021
June 15, 2021	June 30, 2021	$0.5150	July 15, 2021

2020
March 13, 2020	March 31, 2020	$0.4750	April 15, 2020
June 15, 2020	June 30, 2020	$0.4875	July 15, 2020

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

To manage our exposure to changes in LIBOR rates, as of June 30, 2021, we have effective interest rate swap agreements where the Company pays a weighted average fixed rate of 1.783% on a total notional amount of $700 million. Additionally, we have $900 million of notional amount of forward starting swaps that are not currently effective.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of June 30, 2021, we had no variable rate borrowings. The following table provides information about the maturities of our debt subject to changes in interest rates, excluding the effect of the interest rate swaps discussed above:

	Debt maturing in							Fair Value June 30,
	2021	2022	2023	2024	2025	Thereafter	Total	2021
	(in millions)
Fixed rate	$—	$—	$—	$1,050.0	$800.0	$2,350.0	$4,200.0	$4,481.8
Average interest rate	N/A	N/A	N/A	5.625%	4.625%	4.699%	4.917%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the closing of the VICI Transaction and the MGM Springfield transaction and any benefits the Company expects to receive from such transactions, the anticipated degree to which the COVID-19 pandemic will impact our results of operations, our expectations regarding our future liquidity position and the liquidity position of our tenant (and guarantor), the timing and amount of any future dividends and our ability to further grow our portfolio.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•The fact that our properties are continuing to be impacted by the COVID-19 pandemic, including the spread of certain variants, and we are unable to predict the length of time it will take for the properties to return to normal operations for the tenant.
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
•MGP’s sole material assets are Operating Partnership units representing 58.4% of the ownership interests in the Operating Partnership, as of June 30, 2021, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.
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
•Our pursuit of investments in, and acquisitions or development of, additional properties (including the ability to successfully close on the acquisition of the real estate assets of MGM Springfield or our rights of first offer with respect to any future gaming developments by MGM on the undeveloped land adjacent to Empire City) may be unsuccessful or fail to meet our expectations.
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
•We may be unable to complete the VICI Transaction on the terms described herein or at all, and failure to complete the VICI Transaction may adversely affect our business and the price of our Class A shares.
•The VICI Transaction is subject to the satisfaction of closing conditions, including the receipt of regulatory approvals, which could delay or prevent the completion of the VICI Transaction.
•Potential litigation instituted against us, MGM, VICI or our respective directors challenging the VICI Transaction may prevent the VICI Transaction from becoming effective within the expected timeframe or at all.
•The VICI Transaction’s master transaction agreement subjects us to restrictions on our business activities during the pendency of the VICI Transaction.
•The announcement and pendency of the VICI Transaction may have an adverse effect on our business, operating results and price of our Class A shares.
•If VICI’s anticipated debt financing for the VICI Transaction becomes unavailable, the VICI Transaction may not be completed.
•The combined company will have substantial indebtedness following the completion of the VICI Transaction, which will increase the risks related to substantial indebtedness that we currently face.
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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unable to complete the VICI Transaction on the terms described herein or at all, and failure to complete the VICI Transaction may adversely affect our business and the price of our Class A shares. Completion of the VICI Transaction remains subject to a number of conditions, including approval by VICI’s shareholders and receipt of certain gaming regulatory approvals, and no assurance can be given that such closing conditions will be satisfied or otherwise waived. See “—The VICI Transaction is subject to the satisfaction of closing conditions, including the receipt of regulatory approvals, which could delay or prevent the completion of the VICI Transaction.” As a result, the possible timing of the VICI Transaction and the likelihood of the completion of the VICI Transaction are uncertain, and there can be no assurance that the VICI Transaction will be completed on the expected terms contemplated by the master transaction agreement, on the currently anticipated timing, or at all.

If the transactions contemplated by the master transaction agreement are not completed, or are not completed on a timely basis, our business may be adversely affected and, without realizing any of the benefits of having completed the VICI Transaction, we may be subject to additional risks, costs and expenses, including, but not limited to, the following:

•we will be required to pay our costs relating to the VICI Transaction, such as legal, accounting, financial advisory and printing fees, whether or not the VICI Transaction is completed;
•the diversion of time and resources committed by our management to matters relating to the VICI Transaction could otherwise have been devoted to pursuing other beneficial opportunities;
•we may be subject to negative publicity or be negatively perceived by the investment or business communities as a result of the failure to consummate the VICI Transaction;
•under the master transaction agreement, we are subject to certain restrictions on the conduct of our business prior to consummating the VICI Transaction, which may affect our ability to execute certain of our business strategies or respond effectively to competitive pressures and industry developments while the master transaction agreement remains in effect;
•if our board of directors seeks an alternative transaction to the VICI Transaction, a potential third-party acquiror or merger partner may propose to pay a lower price to our shareholders as a result of the applicable termination fee under the master transaction agreement;
•the price of our Class A shares may decline to the extent that the current market price of Class A shares reflects a higher price than it otherwise would have based on the assumption that the VICI Transaction will be consummated;
•we would have incurred significant expenses relating to the VICI Transaction that we may be unable to recover; and
•we may be subject to litigation related to the failure to consummate the VICI Transaction or to perform our obligations under the master transaction agreement.

In addition, the master transaction agreement includes customary termination rights for each party, and if the master transaction agreement is terminated under certain circumstances, including but not limited to the breach, violation or failure to perform by us any of our representations, warranties, covenants or agreements in the master transaction agreement, we may be required to pay VICI a termination fee as a result of such termination.

Furthermore, any increased costs associated with the delay or abandonment of the VICI Transaction, in addition to the continuing impact of COVID-19 on our tenant (and guarantor), may adversely impact our ability to remain in compliance with our covenants contained in the agreements governing our indebtedness, and our liquidity.

The VICI Transaction is subject to the satisfaction of closing conditions, including the receipt of regulatory approvals, which could delay or prevent the completion of the VICI Transaction. Completion of the VICI Transaction remains subject to the receipt of gaming regulatory approvals in the jurisdictions in which we and VICI own property. There can be no assurance that any required gaming approvals will be obtained. In addition, the regulatory authorities from which approvals are required may impose conditions on the consummation of the VICI Transaction or require changes to the terms of the VICI Transaction or agreements to be entered into in connection with the VICI Transaction. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding the completion of the VICI Transaction, imposing additional costs or limitations on the combined company following the completion of the VICI Transaction, or limiting the revenue of the combined company following the completion of the VICI Transaction, any of which might reduce the anticipated benefits to us of the VICI Transaction or have an adverse effect on our business, financial condition and results of operations.

Completion of the VICI Transaction is also subject to the satisfaction of additional closing conditions, including, among others, (i) receipt of approval of VICI’s shareholders, (ii) the absence of any restraining order, injunction or other judgment, order or decree from any applicable governmental authority prohibiting the consummation of the VICI Transaction, (iii) the effectiveness of the registration statement for VICI’s shares to be issued in the VICI Transaction and the authorization for listing of those shares on the New York Stock Exchange, (iv) the absence of a material adverse effect on the parties to the master transaction agreement, (v) the accuracy of each party’s representations and warranties in the master transaction agreement, subject to customary materiality standards, and (vi) compliance of each party with its respective covenants under the master transaction agreement.

No assurance can be given that these or any other required conditions to closing will be satisfied. If the conditions precedent to the VICI Transaction are not satisfied, the VICI Transaction will not be completed unless such conditions are validly waived. Such conditions may jeopardize or delay the completion of the VICI Transaction or may reduce the anticipated benefits of the VICI Transaction.

Potential litigation instituted against us, MGM, VICI or our respective directors challenging the VICI Transaction may prevent the VICI Transaction from becoming effective within the expected timeframe or at all. Potential litigation related to the VICI Transaction may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the VICI Transaction. One of the conditions to the VICI Transaction under the master transaction agreement is that no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any governmental authority of competent jurisdiction prohibiting consummation of the VICI Transaction or any other transactions contemplated by the master transaction agreement shall be in effect. Accordingly, any such injunctive or other relief may prevent the VICI Transaction from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management’s attention and resources, which could adversely affect the respective businesses of us, MGM and VICI.

The VICI Transaction’s master transaction agreement subjects us to restrictions on our business activities during the pendency of the VICI Transaction. The master transaction agreement subjects us to restrictions on our business activities and generally obligates us to operate our businesses in the ordinary course and in a manner consistent with past practice in all material respects during the pendency of the VICI Transaction, absent VICI’s prior written consent and subject to certain other limited exceptions. These restrictions could prevent us from pursuing attractive business opportunities or responding effectively to competitive pressures and industry developments that arise prior to the consummation of the VICI Transaction or termination of the master transaction agreement and that are outside the ordinary course of business. In particular, the master transaction agreement restricts us from entering into certain material contracts, making certain acquisitions and dispositions or taking other specified actions absent VICI’s prior written consent. If we are unable to take actions we believe are beneficial, such restrictions could have an adverse effect on our business, financial condition and results of operations prior to the completion of the VICI Transaction.

The announcement and pendency of the VICI Transaction may have an adverse effect on our business, operating results and price of our Class A shares. We are subject to risks in connection with the announcement and pendency of the VICI Transaction, including, but not limited to:

•market reaction to the announcement and pendency of the VICI Transaction;
•changes in our business, our operating results, the market price of our Class A shares and our prospects generally;
•market assessments of the likelihood that the VICI Transaction will be consummated;
•the amount of consideration offered per share is based on a fixed exchange ratio, and will not be adjusted to account for changes in our or VICI’s respective business, assets, liabilities, prospects, outlook, financial condition or results of operations, or any other changes, during the pendency of the VICI Transaction, including any change in the market price of, analyst estimates of, or projections relating to, our Class A shares or VICI’s shares;
•potential adverse effects on our relationships with any current or potential business partners due to uncertainties about the VICI Transaction;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the VICI Transaction, and many of these fees and costs are payable by us regardless of whether the VICI Transaction is completed;
•we may incur additional or unexpected costs, liabilities or delays in connection with or with respect to the VICI Transaction;
•potential adverse effects to our ability to raise capital during the pendency of the VICI Transaction, or the impact of the VICI Transaction on our or VICI’s existing or future indebtedness;
•the pendency and outcome of any legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the master transaction agreement;
•the inherent risks, costs and uncertainties associated with integrating the businesses successfully and risks of not achieving all or any of the anticipated benefits of the VICI Transaction, or the risk that the anticipated benefits of the VICI Transaction may not be fully realized or take longer to realize than expected;
•competitive pressures in the markets in which we and VICI operate;
•potential restrictions on the conduct of our business prior to the completion of the VICI Transaction pursuant to the terms of the master transaction agreement;
•our ability or the ability of our shareholders to realize the anticipated benefits of the VICI Transaction;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the master transaction agreement; and
•the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

If VICI’s anticipated debt financing for the VICI Transaction becomes unavailable, the VICI Transaction may not be completed. Pursuant to the master transaction agreement, it is contemplated that VICI will finance all or a portion of the cash component of the VICI Transaction consideration with financing. Contemporaneously with the execution of the master transaction agreement, VICI entered into a commitment letter (the “Commitment Letter”) with certain lenders (collectively, the “Debt Financing Lenders”) pursuant to which the Debt Financing Lenders provided a financing commitment to fund the VICI Transaction.

The obligations of the Debt Financing Lenders under the Commitment Letter are subject to certain conditions, and there can be no assurance that such conditions will be satisfied or waived as anticipated to facilitate the VICI Transaction. In the event that the financing contemplated by the Commitment Letter is not available or is available in less than the full amount, other necessary financing may not be available on acceptable terms, in a timely manner or at all. Although the completion of the VICI Transaction and the obligations of VICI under the master transaction agreement are not contingent on the availability of debt financing, if other financing becomes necessary and VICI is unable to obtain such additional financing, the VICI Transaction may not be completed.

The combined company will have substantial indebtedness following the completion of the VICI Transaction, which will increase the risks related to substantial indebtedness that we currently face. As of June 30, 2021, we and VICI have substantial indebtedness. The combined company will incur debt to finance the VICI Transaction, further increasing the amount of indebtedness outstanding. The substantial indebtedness of the combined company following the VICI Transaction will cause the combined company to be subject to increased risks associated with debt financing, including an increased risk that cash flows are insufficient to meet required payments on indebtedness.

This amount of leverage could have important consequences, including to holders of the combined company’s shares, including, but not limited to, the following:

•the combined company may be required to use a substantial portion of its cash flow from operations to make interest and principal payments on its debt, which will reduce funds available for operations, future business opportunities and dividends;
•the combined company may have limited flexibility to react to changes in its business and its industry;
•it may be more difficult for the combined company to satisfy its other obligations;

•the combined company may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions or other purposes, and it may have a limited ability to refinance any of the combined indebtedness on commercially reasonable terms or at all;
•the combined company may become more vulnerable to general adverse economic and industry conditions and changes in interest rates, including changes in interest rates resulting from the discontinuation of LIBOR; and
•the combined may be at a disadvantage compared to its competitors that have less debt.

If the combined company cannot generate sufficient cash from operations to meet its debt service obligations, the combined company may need to reduce or delay capital expenditures, the development of its business generally and any acquisitions or reduce its dividends. If the combined company is unable to meet its debt service and repayment obligations (or those of its subsidiaries following the VICI Transaction), the obligor under such indebtedness would be in default under the terms of the applicable credit agreement or indenture, which would allow its lenders or noteholders to declare all outstanding indebtedness thereunder to be due and payable and terminate any commitments to lend thereunder. If the amounts outstanding under any of the credit facilities or indentures at the combined company were to be accelerated, we cannot assure you that the assets of the combined company would be sufficient to repay in full the money owed.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the registered offerings of 3.2 million Class A shares under the Company’s ATM program for the three months ended June 30, 2021, the Operating Partnership issued 3.2 million Operating Partnership units to the Company pursuant to an applicable exemption form, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Item 6.    Exhibits

10.1	Omnibus Amendment to Restricted Share Units and Performance Share Units

10.2
Amended and Restated Change of Control Policy for Executive Officers, effective April 12, 2021 (incorporated by reference to Exhibit 10.1 of MGM Growth Properties LLC’s Current Report on Form 8-K filed with the Commission on April 15, 2021)

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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.

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

MGM Growth Properties LLC

Date: August 6, 2021	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: August 6, 2021	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)