Form 10-Q
period 2021-09-30
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2021-11-03
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

MGM Growth Properties LLC     Yes ☐ No  ☒
MGM Growth Properties Operating Partnership LP      Yes ☐ No  ☒

As of November 1, 2021, 156,660,834 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust (“REIT”), and the owner of the sole general partner of the Operating Partnership. As of September 30, 2021, MGP owned approximately 58.4% of the Operating Partnership units, each such unit representing limited partnership interests in the Operating Partnership (“Operating Partnership units”). The remaining approximately 41.6% of the Operating Partnership’s units are owned by our parent, MGM Resorts International (“MGM”) and certain of its subsidiaries. As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate investments, net	$8,147,627	$8,310,737
Lease incentive asset	492,146	507,161
Investment in unconsolidated affiliate	815,399	810,066
Cash and cash equivalents	319,576	626,385
Prepaid expenses and other assets	23,873	25,525
Above market lease, asset	38,686	39,867
Operating lease right-of-use assets	280,988	280,565
Total assets	$10,118,295	$10,600,306

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$4,164,898	$4,168,959
Due to MGM Resorts International and affiliates	333	316
Accounts payable, accrued expenses and other liabilities	71,507	124,109
Accrued interest	52,007	48,505
Dividend and distribution payable	139,374	136,484
Deferred revenue	204,023	156,760
Deferred income taxes, net	33,298	33,298
Operating lease liabilities	340,270	341,133
Total liabilities	5,005,710	5,009,564
Commitments and contingencies (Note 11)
Shareholders' equity
Class A shares: no par value, 1,000,000,000 shares authorized, 156,653,604 and 131,459,651 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	3,562,123	3,114,331
Accumulated deficit	(507,469)	(422,897)
Accumulated other comprehensive loss	(47,730)	(51,197)
Total Class A shareholders' equity	3,006,924	2,640,237
Noncontrolling interest	2,105,661	2,950,505
Total shareholders' equity	5,112,585	5,590,742
Total liabilities and shareholders' equity	$10,118,295	$10,600,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$188,303	$188,303	$564,910	$580,138
Ground lease	6,039	6,039	18,116	18,116
Total Revenues	194,342	194,342	583,026	598,254

Expenses
Depreciation	57,613	58,240	173,322	178,692
Property transactions, net	327	—	1,208	194,990
Ground lease expense	5,920	5,920	17,760	17,760
Acquisition-related expenses	6,287	—	6,565	980
General and administrative	3,895	3,476	11,860	12,089
Total Expenses	74,042	67,636	210,715	404,511

Other income (expense)
Income from unconsolidated affiliate	25,050	25,210	75,808	64,026
Interest income	139	533	537	3,903
Interest expense	(64,225)	(59,974)	(201,412)	(164,549)
Gain (loss) on unhedged interest rate swaps, net	4,411	7,701	33,015	(2,831)
Other	(181)	(36)	(1,103)	(18,817)
	(34,806)	(26,566)	(93,155)	(118,268)
Income before income taxes	85,494	100,140	279,156	75,475
Provision for income taxes	(2,396)	(2,732)	(6,952)	(6,364)
Net income	83,098	97,408	272,204	69,111
Less: Net income attributable to noncontrolling interest	(33,130)	(54,030)	(118,749)	(34,465)
Net income attributable to Class A shareholders	$49,968	$43,378	$153,455	$34,646

Weighted average Class A shares outstanding
Basic	156,799	131,567	149,037	128,788
Diluted	156,982	131,700	149,234	128,935

Earnings per Class A share
Basic	$0.32	$0.34	$1.03	$0.27
Diluted	$0.32	$0.34	$1.03	$0.27
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$83,098	$97,408	$272,204	$69,111
Unrealized gain (loss) on cash flow hedges	7,966	729	27,369	(101,982)
Comprehensive income (loss)	91,064	98,137	299,573	(32,871)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(36,440)	(54,443)	(131,605)	27,291
Comprehensive income (loss) attributable to Class A shareholders	$54,624	$43,694	$167,968	$(5,580)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$272,204	$69,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173,322	178,692
Property transactions, net	1,208	194,990
Amortization of financing costs	8,587	7,314
Loss on retirement of debt	—	18,129
Non-cash ground lease, net	778	778
Deemed contributions - tax sharing agreement	6,952	6,364
Straight-line rental revenues, excluding amortization of lease incentive asset	48,396	38,046
Amortization of lease incentive asset	15,015	15,015
Amortization of deferred revenue on non-normal tenant improvements	(1,134)	(1,134)
Amortization of cash flow hedges	16,805	5,784
(Gain) loss on unhedged interest rate swaps, net	(33,015)	2,831
Share-based compensation	2,290	1,996
Income from unconsolidated affiliate	(75,808)	(64,026)
Distributions from unconsolidated affiliate	70,475	58,090
Change in operating assets and liabilities:
Prepaid expenses and other assets	(744)	(4,781)
Due to MGM Resorts International and affiliates	(500)	(499)
Accounts payable, accrued expenses and other liabilities	(11,179)	628
Accrued interest	3,502	7,849
Net cash provided by operating activities	497,154	535,177
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	—	58,615
Net cash provided by investing activities	—	58,615
Cash flows from financing activities
Net repayments under bank credit facility	(10,000)	(1,603,750)
Proceeds from issuance of bridge loan facility	—	1,304,625
Proceeds from issuance of debt	—	800,000
Deferred financing costs	—	(11,307)
Proceeds from issuance of Class A shares, net	792,852	524,616
Redemption of Operating Partnership units	(1,181,276)	(700,000)
Dividends and distributions paid	(405,539)	(453,778)
Other	—	(1,130)
Net cash used in financing activities	(803,963)	(140,724)

Cash and cash equivalents
Net increase (decrease) for the period	(306,809)	453,068
Balance, beginning of period	626,385	202,101
Balance, end of period	$319,576	$655,169
Supplemental cash flow disclosures
Interest paid	$172,518	$143,604
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$139,374	$147,941
Investment in MGP BREIT Venture	$—	$802,000
MGP BREIT Venture assumption of bridge loan facility	$—	$1,304,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at June 30, 2021	156,646	$—	$3,554,821	$(475,978)	$(52,385)	$3,026,458	$2,119,659	$5,146,117
Net income	—	—	—	49,968	—	49,968	33,130	83,098
Issuance of Class A shares	8	—	231	—	(1)	230	53	283
Cash flow hedges	—	—	—	—	4,656	4,656	3,310	7,966
Share-based compensation	—	—	397	—	—	397	283	680
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	2,396	2,396
Dividends and distributions declared ($0.5200 per Class A share)	—	—	—	(81,459)	—	(81,459)	(57,915)	(139,374)
Other	—	—	6,674	—	—	6,674	4,745	11,419
Balance at September 30, 2021	156,654	$—	$3,562,123	$(507,469)	$(47,730)	$3,006,924	$2,105,661	$5,112,585

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2020	131,460	$—	$3,114,331	$(422,897)	$(51,197)	$2,640,237	$2,950,505	$5,590,742
Net income	—	—	—	153,455	—	153,455	118,749	272,204
Issuance of Class A shares	25,102	—	660,533	—	(4,172)	656,361	136,491	792,852
Redemption of Operating Partnership units	—	—	(220,627)	—	(6,860)	(227,487)	(953,789)	(1,181,276)
Cash flow hedges	—	—	—	—	14,513	14,513	12,856	27,369
Share-based compensation	—	—	1,269	—	—	1,269	1,021	2,290
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	6,952	6,952
Dividends and distributions declared ($1.5300 per Class A share)	—	—	—	(238,027)	—	(238,027)	(170,402)	(408,429)
Other	92	—	6,617	—	(14)	6,603	3,278	9,881
Balance at September 30, 2021	156,654	$—	$3,562,123	$(507,469)	$(47,730)	$3,006,924	$2,105,661	$5,112,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at June 30, 2020	131,455	$—	$2,987,682	$(379,587)	$(52,899)	$2,555,196	$3,114,250	$5,669,446
Net income*	—	—	—	43,378	—	43,378	45,871	89,249
Reclassification and remeasurements of temporary equity*	—	—	(17,055)	—	—	(17,055)	13,575	(3,480)
Cash flow hedges*	—	—	—	—	316	316	308	624
Share-based compensation*	—	—	277	—	—	277	308	585
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	2,335	2,335
Dividends and distributions declared ($0.4875 per Class A share)*	—	—	—	(64,085)	—	(64,085)	(71,660)	(135,745)
Other*	—	—	1	—	—	1	1	2
Balance at September 30, 2020	131,455	$—	$2,970,905	$(400,294)	$(52,583)	$2,518,028	$3,104,988	$5,623,016
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2019	113,807	$—	$2,766,325	$(244,381)	$(7,045)	$2,514,899	$4,383,113	$6,898,012
Net income*	—	—	—	34,646	—	34,646	27,865	62,511
Issuance of Class A shares*	17,524	—	443,363	—	(646)	442,717	63,481	506,198
MGP BREIT Venture Transaction*	—	—	8,228	—	59	8,287	55,617	63,904
Partial redemption of temporary equity*	—	—	(15,260)	—	(4,772)	(20,032)	12,500	(7,532)
Reclassification and remeasurements of temporary equity*	—	—	(233,913)	—	—	(233,913)	(1,177,617)	(1,411,530)
Cash flow hedges*	—	—	—	—	(40,226)	(40,226)	(47,799)	(88,025)
Share-based compensation*	—	—	816	—	—	816	933	1,749
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	5,317	5,317
Dividends and distributions declared ($1.4500 per Class A share)*	—	—	—	(190,559)	—	(190,559)	(216,924)	(407,483)
Other*	124	—	1,346	—	47	1,393	(1,498)	(105)
Balance at September 30, 2020	131,455	$—	$2,970,905	$(400,294)	$(52,583)	$2,518,028	$3,104,988	$5,623,016
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate investments, net	$8,147,627	$8,310,737
Lease incentive asset	492,146	507,161
Investment in unconsolidated affiliate	815,399	810,066
Cash and cash equivalents	319,576	626,385
Prepaid expenses and other assets	23,873	25,525
Above market lease, asset	38,686	39,867
Operating lease right-of-use assets	280,988	280,565
Total assets	$10,118,295	$10,600,306
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,164,898	$4,168,959
Due to MGM Resorts International and affiliates	333	316
Accounts payable, accrued expenses and other liabilities	71,507	124,109
Accrued interest	52,007	48,505
Distribution payable	139,374	136,484
Deferred revenue	204,023	156,760
Deferred income taxes, net	33,298	33,298
Operating lease liabilities	340,270	341,133
Total liabilities	5,005,710	5,009,564
Commitments and contingencies (Note 11)
Partners’ capital
General partner	—	—
Limited partners: 268,026,361 and 279,966,531 Operating Partnership units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	5,112,585	5,590,742
Total partners’ capital	5,112,585	5,590,742
Total liabilities and partners’ capital	$10,118,295	$10,600,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$188,303	$188,303	$564,910	$580,138
Ground lease	6,039	6,039	18,116	18,116
Total Revenues	194,342	194,342	583,026	598,254

Expenses
Depreciation	57,613	58,240	173,322	178,692
Property transactions, net	327	—	1,208	194,990
Ground lease expense	5,920	5,920	17,760	17,760
Acquisition-related expenses	6,287	—	6,565	980
General and administrative	3,895	3,476	11,860	12,089
Total Expenses	74,042	67,636	210,715	404,511

Other income (expense)
Income from unconsolidated affiliate	25,050	25,210	75,808	64,026
Interest income	139	533	537	3,903
Interest expense	(64,225)	(59,974)	(201,412)	(164,549)
Gain (loss) on unhedged interest rate swaps, net	4,411	7,701	33,015	(2,831)
Other	(181)	(36)	(1,103)	(18,817)
	(34,806)	(26,566)	(93,155)	(118,268)
Income before income taxes	85,494	100,140	279,156	75,475
Provision for income taxes	(2,396)	(2,732)	(6,952)	(6,364)
Net income	$83,098	$97,408	$272,204	$69,111

Weighted average units outstanding
Basic	268,172	303,580	270,171	315,642
Diluted	268,355	303,713	270,368	315,789

Earnings per unit
Basic	$0.31	$0.32	$1.01	$0.22
Diluted	$0.31	$0.32	$1.01	$0.22
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$83,098	$97,408	$272,204	$69,111
Unrealized gain (loss) on cash flow hedges	7,966	729	27,369	(101,982)
Comprehensive income (loss)	$91,064	$98,137	$299,573	$(32,871)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$272,204	$69,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173,322	178,692
Property transactions, net	1,208	194,990
Amortization of financing costs	8,587	7,314
Loss on retirement of debt	—	18,129
Non-cash ground lease, net	778	778
Deemed contributions - tax sharing agreement	6,952	6,364
Straight-line rental revenues, excluding amortization of lease incentive asset	48,396	38,046
Amortization of lease incentive asset	15,015	15,015
Amortization of deferred revenue on non-normal tenant improvements	(1,134)	(1,134)
Amortization of cash flow hedges	16,805	5,784
(Gain) loss on unhedged interest rate swaps, net	(33,015)	2,831
Share-based compensation	2,290	1,996
Income from unconsolidated affiliate	(75,808)	(64,026)
Distributions from unconsolidated affiliate	70,475	58,090
Change in operating assets and liabilities:
Prepaid expenses and other assets	(744)	(4,781)
Due to MGM Resorts International and affiliates	(500)	(499)
Accounts payable, accrued expenses and other liabilities	(11,179)	628
Accrued interest	3,502	7,849
Net cash provided by operating activities	497,154	535,177
Cash flows from investing activities
Proceeds from sale of Mandalay Bay real estate assets, net	—	58,615
Net cash provided by investing activities	—	58,615
Cash flows from financing activities
Net repayments under bank credit facility	(10,000)	(1,603,750)
Proceeds from issuance of bridge loan facility	—	1,304,625
Proceeds from issuance of debt	—	800,000
Deferred financing costs	—	(11,307)
Proceeds from issuance of Class A shares by MGP	792,852	524,616
Redemption of Operating Partnership units	(1,181,276)	(700,000)
Distributions paid	(405,539)	(453,778)
Other	—	(1,130)
Net cash used in financing activities	(803,963)	(140,724)

Cash and cash equivalents
Net increase (decrease) for the period	(306,809)	453,068
Balance, beginning of period	626,385	202,101
Balance, end of period	$319,576	$655,169
Supplemental cash flow disclosures
Interest paid	$172,518	$143,604
Non-cash investing and financing activities
Accrual of distribution payable to Operating Partnership unit holders	$139,374	$147,941
Investment in MGP BREIT Venture	$—	$802,000
MGP BREIT Venture assumption of bridge loan facility	$—	$1,304,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at June 30, 2021	$—	$5,146,117	$5,146,117
Net income	—	83,098	83,098
Proceeds from issuance of Class A shares by MGP	—	283	283
Cash flow hedges	—	7,966	7,966
Share-based compensation	—	680	680
Deemed contribution - tax sharing agreement	—	2,396	2,396
Distributions declared ($0.5200 per unit)	—	(139,374)	(139,374)
Other	—	11,419	11,419
Balance at September 30, 2021	$—	$5,112,585	$5,112,585

	General Partner	Limited Partners	Total Partners' Capital
Balance at December 31, 2020	$—	$5,590,742	$5,590,742
Net income	—	272,204	272,204
Proceeds from issuance of Class A shares by MGP	—	792,852	792,852
Redemption of Operating Partnership units	—	(1,181,276)	(1,181,276)
Cash flow hedges	—	27,369	27,369
Share-based compensation	—	2,290	2,290
Deemed contribution - tax sharing agreement	—	6,952	6,952
Distributions declared ($1.5300 per unit)	—	(408,429)	(408,429)
Other	—	9,881	9,881
Balance at September 30, 2021	$—	$5,112,585	$5,112,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at June 30, 2020	$—	$5,669,446	$5,669,446
Net income*	—	89,249	89,249
Reclassification and remeasurements of temporary equity*	—	(3,480)	(3,480)
Cash flow hedges*	—	624	624
Share-based compensation*	—	585	585
Deemed contribution - tax sharing agreement*	—	2,335	2,335
Distributions declared ($0.4875 per unit)*	—	(135,745)	(135,745)
Other*	—	2	2
Balance at September 30, 2020	$—	$5,623,016	$5,623,016
(*) Excludes amounts attributable to redeemable capital. See Note 2.

	General Partner	Limited Partners	Total Partners' Capital
Balance at December 31, 2019	$—	$6,898,012	$6,898,012
Net income*	—	62,511	62,511
Proceeds from issuance of Class A shares by MGP*	—	506,198	506,198
MGP BREIT Venture Transaction*	—	63,904	63,904
Partial redemption of temporary equity*	—	(7,532)	(7,532)
Reclassification and remeasurements of temporary equity*	—	(1,411,530)	(1,411,530)
Cash flow hedges*	—	(88,025)	(88,025)
Share-based compensation*	—	1,749	1,749
Deemed contribution - tax sharing agreement*	—	5,317	5,317
Distributions declared ($1.4500 per unit)*	—	(407,483)	(407,483)
Other*	—	(105)	(105)
Balance at September 30, 2020	$—	$5,623,016	$5,623,016
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

As of September 30, 2021, there were approximately 268.0 million Operating Partnership units outstanding in the Operating Partnership, of which MGM owned approximately 111.4 million, or 41.6%, and MGP owned the remaining 58.4%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the Fair Market Value of a Class A share (as defined in the Operating Partnership’s partnership agreement). The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights and is consolidated by MGM.

In March 2021, certain subsidiaries of MGM delivered a notice of redemption to the Company covering approximately 37.1 million Operating Partnership units that they held that was satisfied with aggregate cash proceeds of approximately $1.2 billion using cash on hand together with the proceeds from the issuance of Class A shares. Refer to Note 8 for further discussion.

On August 4, 2021, the Company and the Operating Partnership entered into an agreement with VICI Properties, Inc. (“VICI”) and MGM whereby VICI will acquire the Company in a stock-for-stock transaction (such transaction, the “VICI Transaction”). Pursuant to the agreement, MGP Class A shareholders will have the right to receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and MGM will have the right to receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by MGM. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of MGM’s VICI OP units for cash consideration of $4.4 billion, with MGM retaining approximately 12.2 million VICI OP units. MGP’s Class B share that is held by MGM will be cancelled. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was received on October 29, 2021).

Subsequent to quarter end, on October 29, 2021, the Company acquired the real estate assets of MGM Springfield from MGM for $400 million of cash consideration. MGM Springfield was added to the MGM-MGP Master Lease between the Company and MGM. Following the closing of the transaction, the annual rent payment under the MGM-MGP Master Lease increased by $30 million, $27.0 million of which is fixed and contractually grows at 2% per year with escalators subject to the tenant meeting an adjusted net revenue to rent ratio. Final regulatory approvals, which were not necessary for the transaction to close, are expected to be received within nine to twelve months following the close of the transaction. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which will provide for the property to be placed into a trust (or, at MGM’s option, be returned to MGM) during the interim period in the event that the regulator finds reasonable cause to believe that the Company may not be found suitable. The property will then remain in trust until a final determination regarding the Company’s suitability is made.

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
Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, MGP Lessor LLC, which is the MGM-MGP Master Lease landlord, a VIE of which the Operating Partnership is the primary beneficiary. As of September 30, 2021, on a consolidated basis, MGP Lessor, LLC had total assets of $9.0 billion primarily related to its real estate investments, and total liabilities of $577.7 million primarily related to its deferred revenue and operating lease liabilities.
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
The $1.4 billion maximum cash redemption amount was completed by the $700 million redeemed on May 18, 2020 and the $700 million redeemed on December 2, 2020.

The components of equity that related to the Company’s redeemable noncontrolling interest and the Operating Partnership’s redeemable capital were as follows:

(in thousands)
As of June 30, 2020	$700,000
Reclassification and remeasurement adjustments	3,480
Attribution of:
Net income	8,159
Cash flow hedges	105
Share-based compensation	54
Deemed contribution - tax sharing agreement	397
MGP dividends and Operating Partnership distributions declared	(12,196)
Other	1
As of September 30, 2020	$700,000

(in thousands)
As of January 14, 2020	$—
Reclassification and remeasurement adjustments	1,411,530
Attribution of:
Net loss	6,600
Partial redemption of temporary equity	(692,468)
Proceeds from the issuance of Class A shares by MGP	18,418
MGP BREIT Venture Transaction	16,136
Cash flow hedges	(13,957)
Share-based compensation	247
Deemed contribution - tax sharing agreement	1,047
MGP dividends and Operating Partnership distributions declared	(46,887)
Other	(666)
As of September 30, 2020	$700,000

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
Income tax provision. For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 2.8% and 2.5% for the three and nine months ended September 30, 2021, respectively, and 2.7% and 8.4% for the three and nine months ended September 30, 2020, respectively.
The Company and MGM join in the filing of a New Jersey consolidated corporation business tax return and have entered into a tax sharing agreement which provides for an allocation of taxes due in the consolidated New Jersey return. No amounts were due to MGM under the tax sharing agreement between the Company and MGM as of September 30, 2021 or December 31, 2020.

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

NOTE 3 — REAL ESTATE INVESTMENTS

The carrying value of real estate investments is as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Land	$3,431,228	$3,431,228
Buildings, building improvements, land improvements and integral equipment	7,462,120	7,426,110
	10,893,348	10,857,338
Less: Accumulated depreciation	(2,745,721)	(2,546,601)
	$8,147,627	$8,310,737

NOTE 4 — INVESTMENT IN UNCONSOLIDATED AFFILIATE

As of September 30, 2021, the Operating Partnership’s investment in unconsolidated affiliate was comprised of its 50.1% interest in MGP BREIT Venture. The Operating Partnership recorded its share of income as “Income from unconsolidated affiliate” in the condensed consolidated statements of operations. The Operating Partnership received $23.5 million and $70.5 million in distributions from MGP BREIT Venture during the three and nine months ended September 30, 2021, respectively, and $22.9 million and $58.1 million in distributions from MGP BREIT Venture during the three and nine months ended September 30, 2020, respectively.

Summarized results of operations of MGP BREIT Venture are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net revenues	$98,681	$98,681	$296,044	$247,800
Net income	50,001	50,320	151,314	127,799

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

Rent under the lease consists of a “base rent” component and a “percentage rent” component. As of September 30, 2021, the base rent represents approximately 91% of the rent payments due under the lease and the percentage rent represents approximately 9% of the rent payments due under the lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, beginning on April 1, 2022, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the operating subsidiary sublessees of the tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average annual adjusted net revenues of the tenant and, without duplication, the operating subtenants, from the leased properties subject to the lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual adjusted net revenues, excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).
In connection with the commencement of the sixth lease year on April 1, 2021, and the corresponding 2.0% fixed annual rent escalator that went into effect on such date, the base rent under the MGM-MGP Master Lease increased to $764.9 million, resulting in total annual rent under the MGM-MGP Master Lease of $842.8 million.

Straight-line rental revenues from the MGM-MGP Master Lease, which includes lease incentive asset amortization, were $188.3 million and $564.9 million for the three and nine months ended September 30, 2021, respectively, and were $188.3 million and $580.1 million for the three and nine months ended September 30, 2020, respectively. The Company also recognized revenue related to ground lease and other of $6.0 million for both the three months ended September 30, 2021 and 2020 and $18.1 million for both the nine months ended September 30, 2021 and 2020.

Under the MGM-MGP Master Lease, future non-cancelable minimum cash rental payments, which are the payments under the initial 10-year term through April 30, 2026 and do not include the four five-year renewal options and, with respect to MGM National Harbor, through August 31, 2024, are as follows as of September 30, 2021 (and, accordingly, does not reflect the cash rental payments of $30 million annually related to MGM Springfield, for which the related transaction closed subsequent to September 30, 2021):

Year ending December 31,	(in thousands)
2021 (excluding the nine months ended September 30, 2021)	$210,690
2022	784,336
2023	764,861
2024	733,161
2025	669,761
Thereafter	223,254
Total	$3,386,063

NOTE 6 — DEBT
Debt consists of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Senior secured revolving credit facility	$—	$10,000
5.625% senior notes, due 2024	1,050,000	1,050,000
4.625% senior notes, due 2025	800,000	800,000
4.50% senior notes, due 2026	500,000	500,000
5.75% senior notes, due 2027	750,000	750,000
4.50% senior notes, due 2028	350,000	350,000
3.875% senior notes, due 2029	750,000	750,000
	4,200,000	4,210,000
Less: Unamortized discount and debt issuance costs	(35,102)	(41,041)
	$4,164,898	$4,168,959
Operating Partnership credit agreement and bridge facility. At September 30, 2021, the Operating Partnership senior secured credit facility consisted of a $1.4 billion revolving credit facility. The Operating Partnership’s senior credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership senior secured credit facility at September 30, 2021. The Operating Partnership was in compliance with its financial covenants at September 30, 2021.
Refer to Note 7 for further discussion of the Company’s interest rate swap agreements.

Fair value of debt. The estimated fair value of the Operating Partnership’s debt was $4.6 billion at September 30, 2021 and $4.5 billion at December 31, 2020. Fair value was estimated using quoted market prices for the Operating Partnership’s senior notes and senior secured credit facility.

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

The interest rate swaps as of September 30, 2021 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Liability	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$900,000	1.940%	$(31,114)	June 30, 2022	June 30, 2027
$900,000		$(31,114)

Derivatives not designated as hedges:
$300,000	1.158%	$(5,053)	September 6, 2019	December 31, 2024
400,000	2.252%	(28,291)	October 1, 2019	December 31, 2029
$700,000		$(33,344)
		$(64,458)

The interest rate swaps as of December 31, 2020 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Liability	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$900,000	1.801%	$(41,131)	November 30, 2021	December 31, 2024
$900,000		$(41,131)

Derivatives not designated as hedges:
$1,200,000	1.844%	$(18,889)	May 3, 2017	November 30, 2021
300,000	1.158%	(10,451)	September 6, 2019	December 31, 2024
400,000	2.252%	(48,453)	October 1, 2019	December 31, 2029
$1,900,000		$(77,793)
		$(118,924)

As of September 30, 2021 and December 31, 2020, the Operating Partnership’s interest rate swaps that are in a liability position are recorded within “Accounts payable, accrued expenses, and other liabilities”.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP shareholders

Issuance of Class A shares - March 2021. On March 15, 2021, the Company completed an offering of 21.9 million Class A shares in a registered public offering for net proceeds of approximately $676.0 million.

“At-the-market-offering” (“ATM”) Program. On May 12, 2021, the Company resumed its 2019 ATM program to offer and sell the remaining $117.7 million of Class A shares under the $300 million program through sales agents at prevailing market prices or agreed-upon prices. The Company issued less than 0.1 million and 3.3 million Class A shares for net proceeds of $0.3 million and $116.8 million during the three and nine months ended September 30, 2021, respectively, and completed its ATM program.

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

MGP Class A share issuance - ATM Program. During the three and nine months ended September 30, 2021, in connection with the Company’s issuance of Class A shares under the ATM program, which completed its ATM program, the Operating Partnership issued less than 0.1 million and 3.3 million Operating Partnership units to the Company, respectively. As a result of these issuances, and as of September 30, 2021, MGP’s ownership percentage in the Operating Partnership was 58.4%.

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

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at June 30, 2021	$(30,206)	$(22,179)	$(52,385)
Other comprehensive income before reclassifications	2,543	—	2,543
Amounts reclassified from accumulated other comprehensive loss to interest expense	5,423	—	5,423
Other comprehensive income	7,966	—	7,966
Other changes in accumulated other comprehensive loss:
Issuance of Class A shares	—	(1)	(1)
Changes in accumulated other comprehensive loss:	7,966	(1)	7,965
Less: Other comprehensive income attributable to noncontrolling interest	(3,310)	—	(3,310)
Balance at September 30, 2021	$(25,550)	$(22,180)	$(47,730)

Balance at December 31, 2020	$(40,063)	$(11,134)	$(51,197)
Other comprehensive income before reclassifications	10,564	—	10,564
Amounts reclassified from accumulated other comprehensive loss to interest expense	16,805	—	16,805
Other comprehensive income	27,369	—	27,369
Other changes in accumulated other comprehensive loss:
Issuance of Class A shares	—	(4,172)	(4,172)
Redemption of Operating Partnership Units	—	(6,860)	(6,860)
Other	—	(14)	(14)
Changes in accumulated other comprehensive loss:	27,369	(11,046)	16,323
Less: Other comprehensive income attributable to noncontrolling interest	(12,856)	—	(12,856)
Balance at September 30, 2021	$(25,550)	$(22,180)	$(47,730)

    MGP dividends and Operating Partnership distributions. The Operating Partnership declares and pays distributions. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

On October 15, 2021, the Company paid a dividend of $0.5200 per Class A share upon receipt of its share of the Operating Partnership’s distribution of $0.5200 per unit made the same day.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Numerator:
Net income	$49,968	$43,378	$153,455	$34,646
Less: Adjustment related to redeemable noncontrolling interests	—	1,232	—	—
Net income attributable to Class A shares - basic and diluted	$49,968	$44,610	$153,455	$34,646
Denominator:
Weighted average Class A shares outstanding — basic (1)	156,799	131,567	149,037	128,788
Effect of dilutive shares for diluted net income per Class A share (2)	183	133	197	147
Weighted average Class A shares outstanding — diluted (1)	156,982	131,700	149,234	128,935
(1) Includes weighted average deferred share units granted to certain members of the board of directors.
(2) Less than 0.1 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the nine months ended September 30, 2021. There were no shares excluded due to being antidilutive for the three months ended September 30, 2021. Less than 0.1 million and 0.1 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for the three and nine months ended September 30, 2020, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Numerator:
Net income	$83,098	$97,408	$272,204	$69,111
Less: Adjustment related to redeemable capital	—	1,232	—	—
Net income attributable to unitholders - basic and diluted	$83,098	$98,640	$272,204	$69,111
Denominator:
Weighted average Operating Partnership units outstanding — basic (1)	268,172	303,580	270,171	315,642
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	183	133	197	147
Weighted average Operating Partnership units outstanding — diluted (1)	268,355	303,713	270,368	315,789
(1) Includes weighted average deferred share units granted to certain members of the board of directors.
(2) Less than 0.1 million units related to outstanding share-based compensation awards were excluded due to being antidilutive for the nine months ended September 30, 2021. There were no units excluded due to being antidilutive for the three months ended September 30, 2021. Less than 0.1 million units and 0.1 million units related to outstanding share-based compensation awards were excluded due to being antidilutive for the three and nine months ended September 30, 2020, respectively.

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
As of September 30, 2021, we generate all of our revenues by leasing our real estate properties through a wholly owned subsidiary of the Operating Partnership to a subsidiary of MGM pursuant to the MGM-MGP Master Lease which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The lease has an initial lease term of ten years that began on April 25, 2016 with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant (other than with respect to MGM National Harbor, whose initial lease term ends on August 31, 2024; refer to Note 5 for further detail of the lease term). Additionally, the lease provides MGP with a right of first offer with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, which MGP may exercise should MGM elect to sell such property in the future.
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
As of September 30, 2021, our portfolio, including properties owned by the MGP BREIT Venture, includes seven large-scale entertainment and gaming-related properties in Las Vegas: Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment district located between New York-New York and Park MGM. Outside of Las Vegas, we also own five market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, Borgata in Atlantic City, New Jersey, and MGM National Harbor in Prince George’s County, Maryland. We also own the casino properties of MGM Northfield Park in Northfield, Ohio and Empire City in Yonkers, New York.
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
In August 2021, we entered into an agreement with VICI Properties, Inc. (“VICI”) and MGM whereby VICI will acquire us in a stock-for-stock transaction (such transaction, the “VICI Transaction”). Pursuant to the agreement, MGP Class A shareholders will have the right to receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and MGM will have the right to receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by MGM. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of MGM’s VICI OP units for cash consideration of $4.4 billion, with MGM retaining approximately 12.2 million VICI OP units. MGP’s Class B share that is held by MGM will be cancelled. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was received on October 29, 2021).
Subsequent to quarter end, in October 2021, we acquired the real estate assets of MGM Springfield from MGM for $400 million of cash consideration. MGM Springfield was added to the MGM-MGP Master Lease between us and MGM and, the annual rent payment under the MGM-MGP Master Lease increased by $30 million, $27.0 million of which is fixed and contractually grows at 2% per year with escalators subject to the tenant meeting an adjusted net revenue to rent ratio. Final regulatory approvals, which were not necessary for the transaction to close, are expected to be received within nine to twelve months following the close of the transaction. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which will provide for the property to be placed into a trust (or, at MGM’s option, be returned to MGM) during the interim period in the event that the regulator finds reasonable cause to believe that the Company may not be found suitable. The property will then remain in trust until a final determination regarding our suitability is made.
COVID-19 Update
The COVID-19 pandemic has not had a material impact on our operations; however, we cannot estimate the duration of the pandemic and potential impact on our business if our properties will be required to close or become subject to significant operating restrictions again, or if the tenant (or the guarantor) is otherwise unable or unwilling to make rental payments. For further information regarding the potential impact of COVID-19 on our operations, refer to “Liquidity and Capital Resources” below.

Combined Results of Operations for MGP and the Operating Partnership
Overview
The following table summarizes our financial results for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Total Revenues	$194,342	$194,342	$583,026	$598,254
Total Expenses	74,042	67,636	210,715	404,511
Net income	83,098	97,408	272,204	69,111
Net income attributable to Class A shareholders	49,968	43,378	153,455	34,646
Revenues

Rental revenue. Rental revenues, including ground lease and other, for both the three months ended September 30, 2021 and 2020 were $194.3 million. Rental revenues, including ground lease and other, for the nine months ended September 30, 2021 and 2020 were $583.0 million and $598.3 million, respectively. The $15.2 million, or 2.5%, decrease for the year-to-date period was due primarily to a decrease in rental revenues as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease relating to the MGP BREIT Venture Transaction in February 2020.

Expenses
Depreciation. Depreciation expense was $57.6 million and $58.2 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $173.3 million and $178.7 million for the nine months ended September 30, 2021 and 2020, respectively. The $5.4 million, or 3.0%, decrease for the year-to-date period was primarily due to the contribution of Mandalay Bay to the MGP BREIT Venture in February 2020.
Property transactions, net. Property transactions, net for the three months ended September 30, 2021 were less than $0.1 million. There were no property transactions, net for the three months ended September 30, 2020. Property transactions, net for the nine months ended September 30, 2021 and 2020 were $1.2 million and $195.0 million, respectively. The prior year-to-date period included the difference between the carrying value of the Mandalay Bay real estate assets and the net consideration received that resulted in a loss on sale of the Mandalay Bay real estate assets of $193.1 million in February 2020.
Ground lease expense. Ground lease expense was $5.9 million for each of the three months ended September 30, 2021 and 2020. Ground lease expense was $17.8 million for each of the nine months ended September 30, 2021 and 2020.
Acquisition-related expenses. Acquisition-related expenses were $6.3 million and $6.6 million for the three and nine months ended September 30, 2021, which related to our agreement to acquire the real estate assets of MGM Springfield from MGM and the VICI Transaction. Acquisition expenses were $1.0 million for the nine months ended September 30, 2020, which related to the MGP BREIT Venture Transaction. There were no acquisition-related expenses for the three months ended September 30, 2020.
General and administrative expenses. General and administrative expenses were $3.9 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively. General and administrative expenses were $11.9 million and $12.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Other Expenses
Income from unconsolidated affiliate. Income from unconsolidated affiliate was $25.1 million and $25.2 million for the three months ended September 30, 2021 and 2020, respectively, and $75.8 million and $64.0 million for the nine months ended September 30, 2021 and 2020, respectively. Our income from unconsolidated affiliate is entirely attributable to income from our investment in MGP BREIT Venture. The $11.8 million, or 18.4%, increase in the year-to-date period primarily reflects the timing of the MGP BREIT Venture formation in February 2020 and, accordingly, the current year-to-date period having a full nine months of income attributable to the venture.
Other expenses, excluding income from unconsolidated affiliate, were $59.9 million and $51.8 million for the three months ended September 30, 2021 and 2020, respectively. The $8.1 million, or 15.6%, increase for the quarterly period was primarily related to an increase in interest expense due to an increase in outstanding debt due to the issuance of $750 million 3.875% senior notes due 2029 in November 2020, as well as the $4.4 million net gain on unhedged interest rate swaps, net for the three months ended September 30, 2021 compared to the $7.7 million net gain on unhedged interest rate swaps for the three months ended September 30, 2020. Other expenses, excluding income from unconsolidated affiliate, were $169.0 million and $182.3 million for the nine months ended September 30, 2021 and 2020, respectively. The $13.3 million, or 7.3%, decrease for the year-to-date period was primarily related to the $33.0 million gain on unhedged interest rate swaps, net for the nine months ended September 30, 2021 compared to the $2.8 million loss on unhedged interest rate swaps, net, for the nine months ended September 30, 2020, in addition to the nine months ended September 30, 2020 containing a $18.1 million loss on retirement of debt relating to our repayment of the term loan A and term loan B facilities. This was partially offset by an increase in interest expense due to an increase in debt period over period relating to the issuance of the $800 million 4.625% senior notes due 2025 in June 2020 and the issuance of $750 million 3.875% senior notes due 2029 in November 2020.

Provision for Income Taxes

Our effective tax rate was a provision of 2.8% and 2.7% for the three months ended September 30, 2021 and 2020, respectively, and 2.5% and 8.4% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate in the nine months ended September 30, 2020 was impacted by the loss resulting from the MGP BREIT Venture Transaction, which provides no federal or state income tax benefit due to our REIT status. Refer to Note 2 of the accompanying financial statements for additional discussion regarding income taxes.

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

The following table provides a reconciliation of the Company’s consolidated net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$83,098	$97,408	$272,204	$69,111
Depreciation (1)	57,613	58,240	173,322	178,692
Share of depreciation of unconsolidated affiliate	10,480	10,464	31,442	26,361
Property transactions, net	327	—	1,208	194,990
Funds From Operations	151,518	166,112	478,176	469,154
Amortization of financing costs and cash flow hedges	8,285	6,003	25,392	13,096
Share of amortization of financing costs of unconsolidated affiliate	65	65	192	162
Non-cash compensation expense	680	639	2,290	1,996
Straight-line rental revenues, excluding lease incentive asset	17,382	13,632	48,396	38,046
Share of straight-line rental revenues of unconsolidated affiliate	(12,135)	(12,866)	(36,893)	(32,084)
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	4,627	4,627	13,881	13,881
Acquisition-related expenses	6,287	—	6,565	980
Non-cash ground lease rent, net	260	260	778	778
Other expenses	181	36	1,103	18,817
(Gain) loss on unhedged interest rate swaps, net	(4,411)	(7,701)	(33,015)	2,831
Provision for income taxes	2,396	2,732	6,952	6,364
Adjusted Funds From Operations	175,135	173,539	513,817	534,021
Interest income	(139)	(533)	(537)	(3,903)
Interest expense	64,225	59,974	201,412	164,549
Share of interest expense of unconsolidated affiliate	13,731	13,731	40,745	33,672
Amortization of financing costs and cash flow hedges	(8,285)	(6,003)	(25,392)	(13,096)
Share of amortization of financing costs of unconsolidated affiliate	(65)	(65)	(192)	(162)
Adjusted EBITDA	$244,602	$240,643	$729,853	$715,081
(1) Includes depreciation on Mandalay Bay real estate assets for the period of January 1, 2020 through February 14, 2020.

Guarantor Financial Information

As of September 30, 2021, all of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. The Operating Partnership’s principal debt arrangements are guaranteed by each of its wholly owned subsidiaries except for MGP JV INVESTCO 1 LLC, the entity holding the 50.1% interest in the MGP BREIT Venture, and, with respect to the Operating Partnership’s senior notes, MGP Finance Co-Issuer, Inc., the co-issuer of the senior notes. The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guaranty the principal indebtedness. In addition, the obligations of each subsidiary guarantor under its guarantee is limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

The summarized financial information of the Operating Partnership and its guarantor subsidiaries, on a combined basis, is presented below:

	September 30, 2021	December 31, 2020
Balance Sheet	(in thousands)
Real estate investments, net	$8,147,627	$8,310,737
Other assets	1,155,269	1,479,503
Debt, net	4,164,898	4,168,959
Other liabilities	840,812	840,605

Nine Months Ended
September 30, 2021
Income Statement	(in thousands)
Total revenues	$583,026
Net income	196,396

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

All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of dividends and distributions on its Class A shares, and its principal source of funding for these dividends and distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it, which distributions are primarily funded by rental payments received from the tenant and distributions from the MGP BREIT Venture. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service, and distributions to MGP and MGM. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments (including the completion in October 2021 of the acquisition of the real estate assets of MGM Springfield from MGM for $400 million, as discussed further in Note 1 to the accompanying financial statements) in the form of $319.6 million in cash and cash equivalents held by the Operating Partnership as of September 30, 2021, expected cash flows from operations, expected cash distributions from the MGP BREIT Venture, and $1.35 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of September 30, 2021. See Note 6 to the accompanying financial statements for a description of our principal debt arrangements and Note 4 to the accompanying financial statements for a description of our excess cash flow guarantee relating to the MGP BREIT Venture.

Summary of Cash Flows
Net cash provided by operating activities for the nine months ended September 30, 2021 was $497.2 million compared to net cash provided by operating activities of $535.2 million for the nine months ended September 30, 2020. The change was primarily due to the decrease in annual cash rental payments of $133 million as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease in February 2020 as well as an increase of $28.9 million in cash paid for interest, partially offset by the 2% fixed annual rent escalator at the beginning of the sixth lease year on April 1, 2021, which increased the annual cash rental payments by $15.0 million, and an increase in distributions from our unconsolidated affiliate which is attributable to the timing of the MGP BREIT Venture formation in February 2020.
There was no cash provided by or used in investing activities for the nine months ended September 30, 2021. There was $58.6 million of net cash provided by investing activities for the nine months ended September 30, 2020 which related to the net cash proceeds from the MGP BREIT Venture Transaction.
Net cash used in financing activities for the nine months ended September 30, 2021 was $804.0 million, which reflects our payments of $405.5 million of distributions and dividends, $10.0 million of repayments under the revolving credit facility, and the $1.2 billion of cash used to satisfy the notice of redemption of 37.1 million Operating Partnership units held by MGM, which was funded with cash on hand and with proceeds from the issuance of 21.9 million Class A shares for $676.0 million. In addition, we issued 3.3 million Class A shares under our ATM program for net proceeds of $116.8 million.
Net cash used in financing activities for the nine months ended September 30, 2020 was $140.7 million, which reflects our issuance of Class A shares to BREIT for $150.0 million and issuance of $800 million in aggregate principal amount of 4.625% senior notes due 2025, the proceeds of which were used to repay draws on our revolving credit facility with which we had funded the redemption of $700 million of Operating Partnership units held by MGM. This was offset by payments of $453.8 million of distributions and dividends and our $1.6 billion of net repayments under the bank credit facility, consisting of: the repayment of the Operating Partnership’s $1.3 billion outstanding term loan B facility with the proceeds from the bridge loan facility, which was then assumed by the MGP BREIT Venture, and the repayment of the Operating Partnership’s $399 million outstanding term loan A facility with the $374.6 million of net proceeds from the settlement of forward equity agreements, which were offset by a net draw of $100.0 million on the revolving credit facility.

Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP within the nine months ended September 30, 2021 and September 30, 2020. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date

2021
March 15, 2021	March 31, 2021	$0.4950	April 15, 2021
June 15, 2021	June 30, 2021	$0.5150	July 15, 2021
September 15, 2021	September 30, 2021	$0.5200	October 15, 2021

2020
March 13, 2020	March 31, 2020	$0.4750	April 15, 2020
June 15, 2020	June 30, 2020	$0.4875	July 15, 2020
September 15, 2020	September 30, 2020	$0.4875	October 15, 2020

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

To manage our exposure to changes in LIBOR rates, as of September 30, 2021, we have effective interest rate swap agreements where the Company pays a weighted average fixed rate of 1.783% on a total notional amount of $700 million. Additionally, we have $900 million of notional amount of forward starting swaps that are not currently effective.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of September 30, 2021, we had no variable rate borrowings. The following table provides information about the maturities of our debt subject to changes in interest rates, excluding the effect of the interest rate swaps discussed above:

	Debt maturing in							Fair Value September 30,
	2021	2022	2023	2024	2025	Thereafter	Total	2021
	(in millions)
Fixed rate	$—	$—	$—	$1,050.0	$800.0	$2,350.0	$4,200.0	$4,573.1
Average interest rate	N/A	N/A	N/A	5.625%	4.625%	4.699%	4.917%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the closing of the VICI Transaction and any benefits the Company expects to receive from such transactions, the anticipated degree to which the COVID-19 pandemic will impact our results of operations, our expectations regarding our future liquidity position and the liquidity position of our tenant (and guarantor), the timing and amount of any future dividends and our ability to further grow our portfolio.

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
•MGP’s sole material assets are Operating Partnership units representing 58.4% of the ownership interests in the Operating Partnership, as of September 30, 2021, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.
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
•Our pursuit of investments in, and acquisitions or development of, additional properties (including our right of first offer with respect to any future gaming developments by MGM on the undeveloped land adjacent to Empire City) may be unsuccessful or fail to meet our expectations.
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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Completion of the VICI Transaction is also subject to the satisfaction of additional closing conditions, including, among others, (i) receipt of approval of VICI’s shareholders (which was received on October 29, 2021), (ii) the absence of any restraining order, injunction or other judgment, order or decree from any applicable governmental authority prohibiting the consummation of the VICI Transaction, (iii) the effectiveness of the registration statement for VICI’s shares to be issued in the VICI Transaction and the authorization for listing of those shares on the New York Stock Exchange, (iv) the absence of a material adverse effect on the parties to the master transaction agreement, (v) the accuracy of each party’s representations and warranties in the master transaction agreement, subject to customary materiality standards, and (vi) compliance of each party with its respective covenants under the master transaction agreement.

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

The combined company will have substantial indebtedness following the completion of the VICI Transaction, which will increase the risks related to substantial indebtedness that we currently face. As of September 30, 2021, we and VICI have substantial indebtedness. The combined company will incur debt to finance the VICI Transaction, further increasing the amount of indebtedness outstanding. The substantial indebtedness of the combined company following the VICI Transaction will cause the combined company to be subject to increased risks associated with debt financing, including an increased risk that cash flows are insufficient to meet required payments on indebtedness.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the registered offerings of less than 0.1 million Class A shares under the Company’s ATM program for the three months ended September 30, 2021, the Operating Partnership issued an equal amount of Operating Partnership units to the Company pursuant to an applicable exemption form, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Item 6.    Exhibits

2.1
Master Transaction Agreement, by and among MGM Resorts International, MGM Growth Properties LLC, MGM Growth Properties Operating Partnership LP, VICI Properties Inc., Venus Sub LLC, VICI Properties L.P. and VICI Properties OP LLC, dated as of August 4, 2021* (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Commission on August 5, 2021)

4.1
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of April 20, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.2
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of August 12, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.3
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of September 21, 2017, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.4
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of January 25, 2019, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.5
First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of June 5, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.6
First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of November 19, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

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

MGM Growth Properties LLC

Date: November 3, 2021	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: November 3, 2021	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)