Form 10-K
period 2021-12-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2022-02-16
CIK 1656936, 1691299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
MGM Growth Properties Operating Partnership LP     Yes ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGM Growth Properties LLC     Yes  ☐    No  ☒
MGM Growth Properties Operating Partnership LP      Yes  ☐    No   ☒

The aggregate market value of the Registrant’s Class A shares held by non-affiliates of the Registrant as of June 30, 2021 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2021) was $5.7 billion. As of February 14, 2022, 156,750,325 shares of the Registrant’s Class A shares, no par value, were outstanding.

There is no public trading market for the limited partnership units of MGM Growth Properties Operating Partnership LP. As a result, the aggregate market value of such units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the MGM Growth Properties LLC’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2021 of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.

MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of December 31, 2021, MGP owned approximately 58.5% of the Operating Partnership units in the Operating Partnership. The remaining approximately 41.5% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

MGP is a limited liability company that was organized in Delaware in October 2015. We conduct our operations through the Operating Partnership, a Delaware limited partnership formed by MGM in January 2016 and acquired by MGP on April 25, 2016. MGP has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016.

MGP is organized in an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets are owned by and substantially all of its business is conducted through the Operating Partnership, which is owned by MGP, MGM, and subsidiaries of MGM, and whose sole general partner is one of MGP’s subsidiaries. MGP has two classes of authorized and outstanding voting common shares: Class A shares and a single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. MGM holds a controlling interest in MGP through its ownership of MGP’s Class B share, but does not hold any of MGP’s Class A shares. The Class B share structure was put in place to align MGM’s voting rights in MGP with its economic interest in the Operating Partnership. MGM will no longer be entitled to the voting rights provided by the Class B share if MGM and its controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%. The operating agreement provided that MGM may only transfer the Class B share (other than transfers to us and MGM’s controlled affiliates) if and to the extent that such transfer is approved by an independent conflicts committee, not to be unreasonably withheld.

As of December 31, 2021, we generated all of our revenue by leasing our real estate properties through a wholly owned subsidiary of the Operating Partnership to a subsidiary of MGM pursuant to a long-term triple-net master lease agreement (the “MGM-MGP Master Lease”).

As of December 31, 2021, our portfolio, including properties owned by our joint venture (“MGP BREIT Venture”), includes seven large-scale entertainment and gaming-related properties located on the Las Vegas Strip (the “Strip”): Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment district located between New York-New York and Park MGM. Outside of Las Vegas, we also own six market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, Borgata in Atlantic City, New Jersey, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. We also own the casino properties of MGM Northfield Park in Northfield, Ohio and Empire City in Yonkers, New York.

Additionally, if the VICI Transaction (as defined below) does not close, we expect to grow our portfolio through acquisitions with third parties and with MGM. In pursuing external growth initiatives, we will generally seek to acquire properties that can generate stable rental revenue through long-term, triple-net leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions.

Business Developments

Empire City Transaction

On January 29, 2019, we acquired the developed real property associated with the Empire City Casino’s racetrack and casino (“Empire City”) from MGM upon its acquisition of Empire City (“Empire City Transaction”), for total consideration of approximately $634 million, consisting of the assumption of $246 million of debt by the Operating Partnership, which was repaid with borrowings under its senior secured credit facility and the issuance of 12.9 million Operating Partnership units to MGM. Empire City was added to the MGM-MGP Master Lease. As a result, the annual rent payment to MGP increased by $50 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to an adjusted net revenue to rent ratio as described below. In addition, pursuant to the lease, MGP has a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future.

Park MGM Transaction

On March 7, 2019, we entered into an amendment to the MGM-MGP Master Lease with respect to improvements made by MGM relating to the rebranding of the Park MGM and NoMad Las Vegas property (the “Park MGM Transaction”). In connection with the transaction, we paid total consideration of $637.5 million, of which approximately $605.6 million was paid in cash and the remainder in issuance of approximately 1.0 million of Operating Partnership units to a subsidiary of MGM. As a result of the transaction, we recorded a lease incentive asset and the MGM-MGP Master Lease annual rent payment to us increased by $50 million, prorated for the remainder of the lease year. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to an adjusted net revenue to rent ratio as described below.

Northfield OpCo Transaction

On April 1, 2019, we transferred the membership interests of Northfield Park Associates, LLC, (“Northfield”), the entity that formerly owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park, to a subsidiary of MGM for fair value consideration transferred of approximately $305.2 million consisting primarily of approximately 9.4 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and the Company retained the real estate assets. Our taxable REIT subsidiary (“TRS”) that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded the operations it acquired (“Northfield OpCo”) to MGM Northfield Park, which was then added to the MGM-MGP Master Lease (the collective transactions, the “Northfield OpCo Transaction”). As a result, the annual rent payment to us increased by $60 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to an adjusted net revenue to rent ratio as described below. Northfield OpCo is presented as discontinued operations in our consolidated statements of operations for the period in 2019 which we owned Northfield OpCo. Refer to Note 3 of the accompanying financial statements for additional discussion.

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

Operating Partnership Unit Redemption - 2021

On March 4, 2021, certain subsidiaries of MGM delivered a notice of redemption to us covering approximately 37.1 million Operating Partnership units that they held which was satisfied with aggregate cash proceeds of approximately $1.2 billion using cash on hand together with the proceeds from the issuance of Class A shares.

VICI Transaction

On August 4, 2021, we and the Operating Partnership entered into an agreement with VICI Properties, Inc. (“VICI”) and MGM whereby VICI will acquire us in a stock-for-stock transaction (such transaction, the “VICI Transaction”). Pursuant to the agreement, MGP Class A shareholders will have the right to receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and MGM will have the right to receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by MGM. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of MGM’s VICI OP units for cash consideration of $4.4 billion, with MGM retaining approximately 12.2 million VICI OP units. MGP’s Class B share that is held by MGM will be cancelled. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was received on October 29, 2021).

MGM Springfield Transaction

On October 29, 2021, we acquired the real estate assets of MGM Springfield from MGM for $400 million of cash consideration (such transaction, the “MGM Springfield Transaction”). MGM Springfield was added to the MGM-MGP Master Lease between us and MGM. Following the closing of the transaction, the annual rent payment under the MGM-MGP Master Lease increased by $30 million, $27.0 million of which is fixed and contractually grows at 2% per year with escalators subject to an adjusted net revenue to rent ratio discussed below. Final regulatory approvals, which were not necessary for the transaction to close, are expected to be received within nine to twelve months following the close of the transaction. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which will provide for the property to be placed into a trust (or, at MGM’s option, be returned to MGM) during the interim period in the event that the regulator finds reasonable cause to believe that we may not be found suitable. The property will then remain in trust until a final determination regarding our suitability is made.

The Mirage Transaction

On December 13, 2021, MGM entered into an agreement to sell the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc (“Hard Rock”). Upon closing, the MGM-MGP Master Lease (or MGM’s master lease with VICI in the event that the VICI Transaction is consummated prior to closing) will be amended and restated to reflect a $90 million reduction in annual cash rent and a new lease will be entered into with Hard Rock to reflect an initial $90 million annual cash rent. The transaction is expected to close during the second half of 2022, subject to certain closing conditions, including, but not limited to, the consummation or termination of the VICI Transaction.

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

MGM is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”). MGM’s SEC filings are available to the public from the SEC’s web site at www.sec.gov. We make no representation as to the accuracy or completeness of the information regarding MGM that is available through the SEC’s website or otherwise made available by MGM or any third party, and none of such information is incorporated by reference in this Annual Report on Form 10-K.

Overview of the MGM-MGP Master Lease

The MGM-MGP Master Lease has an initial lease term of ten years beginning on April 25, 2016 (other than with respect to MGM National Harbor, as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant (with additional renewal options with respect to MGM Springfield, as described below). The lease provides that any extension of its term must apply to all of the properties under the lease at the time of the extension. The lease provides that the initial term with respect to MGM National Harbor ends on August 31, 2024. Thereafter, the initial term of the lease with respect to MGM National Harbor may be renewed at the option of the tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the lease or the next renewal term (depending on whether MGM elects to renew the other properties under the lease in connection with the expiration of the initial ten-year term). If, however, the tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the lease, the tenant would also lose the right to renew the lease with respect to the rest of the properties when the initial ten-year lease term ends in 2026. In addition to the four five-year renewal terms, the term of the lease with respect to MGM Springfield may be extended for an additional four five-year renewal terms.

The lease has a triple-net structure, which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the rent, ensuring that the cash flows associated with the lease will remain relatively predictable for the duration of its term. Additionally, the lease provides us with a right of first offer with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, which we may exercise should MGM elect to sell this property in the future.

Rent under the lease consists of a “base rent” component (the “Base Rent”) and a “percentage rent” component (the “Percentage Rent”). As of December 31, 2021, the Base Rent represents approximately 91% of the annual rent amount under the lease and the Percentage Rent represents approximately 9% of the annual rent amount under the lease. The Base Rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, beginning on April 1, 2022, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the MGM operating subsidiary sublessees of our tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their adjusted net revenue from the leased properties subject to the lease (excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, certain reimbursed costs). With respect to the additional renewal terms for MGM Springfield, for the first two additional renewal terms, Base Rent will include a fixed annual rent escalator of 2.0%, subject to an adjusted net revenue to rent ratio, discussed above. For each lease year subsequent to the first two additional renewal terms, the Base Rent shall be the Fair Market Rent (as defined in the MGM-MGP Master Lease) in respect of MGM Springfield. The Percentage Rent is a fixed amount for the first six lease years and will then be adjusted every five years based on the average annual adjusted net revenues of our tenant and, without duplication, the subtenants from the leased properties (calculated in accordance with the terms of the lease). The lease includes covenants that impose ongoing reporting obligations on the tenant relating to MGM’s financial statements which, in conjunction with MGM’s public disclosures to the SEC gives us insight into MGM’s financial condition on an ongoing basis. The lease also requires MGM, on a consolidated basis with the tenant, to maintain an EBITDAR to rent ratio (as described in the lease) of 1.10:1.00; provided that the tenant will not be in default of this requirement in the event there is an unavoidable delay (as such term is defined in the lease).

As of December 31, 2021, the annual rent payments under the lease for the sixth lease year, which commenced on April 1, 2021, increased to $872.8 million from $827.8 million at the start of the fifth lease year, driven by the increase of $30 million for the addition of the MGM Springfield property from the lease on October 29, 2021 and the fifth 2.0% fixed annual rent escalator that went into effect on April 1, 2021.

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

Our Properties

The following table summarizes certain features of our properties, including properties owned by MGP BREIT Venture, as of December 31, 2021. Our properties are diversified across a range of primary uses, including gaming, hotel, convention, dining, entertainment, retail and other resort amenities and activities.

	Location	Hotel Rooms	Approximate Acres	Approximate Casino Square Footage[1]	Approximate Convention Square Footage
Las Vegas Strip
Mandalay Bay[8]	Las Vegas, NV	4,750[2]	124	152,000	2,121,000[3]
MGM Grand Las Vegas[8]	Las Vegas, NV	4,993	102	169,000	850,000
The Mirage	Las Vegas, NV	3,044	77	94,000	170,000
New York—New York and The Park	Las Vegas, NV	2,024	23	81,000	31,000
Luxor	Las Vegas, NV	4,397	58	101,000	37,000
Park MGM	Las Vegas, NV	2,898[4]	21	66,000	76,000
Excalibur	Las Vegas, NV	3,981	51	93,000	25,000
Subtotal		26,087	456	756,000	3,310,000
Regional
MGM Grand Detroit	Detroit, MI	400	24	147,000	30,000
Beau Rivage	Biloxi, MS	1,740	26[5]	85,000	50,000
Gold Strike Tunica	Tunica, MS	1,109	24	57,000	14,000
Borgata	Atlantic City, NJ	2,767	37[6]	213,000	106,000
MGM National Harbor	Prince George’s County, MD	308	23[7]	150,000	50,000
MGM Springfield	Springfield, MA	240	14	106,000	34,000
MGM Northfield Park	Northfield, OH	—	113	73,000	—
Empire City	Yonkers, NY	—	41	137,000	—
Subtotal		6,564	302	968,000	284,000
Total		32,651	758	1,724,000	3,594,000

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
(5)Ten of the 26 acres at Beau Rivage are subject to a tidelands lease. The tidelands lease rent is reimbursed or paid directly by the tenant pursuant to the MGM-MGP Master Lease.
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

Pursuant to the MGM-MGP Master Lease, any liability arising from or relating to environmental liabilities, or losses related to extreme weather conditions or water stress, potentially exacerbated by climate change, related to the businesses and operations located at MGM’s real property holdings prior to our initial public offering is retained by the tenant and the tenant has indemnified us (and our subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. There can be no assurance that the tenant will be able to fully satisfy its indemnification obligations, or that MGM will be able to fully satisfy its obligations pursuant to its guarantee. Moreover, even if we ultimately succeed in receiving from the tenant or MGM any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from the tenant or MGM.

Environmental sustainability. We believe that incorporating the tenets of environmental sustainability in our business decisions advances a platform for innovation and operational efficiency. Certain assets in our portfolio, including those owned by MGP BREIT Venture, are certified to one or more third-party environmental certifications for building design, construction or operations. MGM Grand Detroit, Beau Rivage, and Gold Strike Tunica have all achieved Green Key certification. Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York, Luxor and Excalibur have all achieved Green Globes and Green Key certification. MGM National Harbor and The Park have Leadership in Energy & Environmental Design (LEED®) Gold certification from the U.S. Green Building Council. MGM Springfield has portions of the property that are either LEED® Gold or LEED® Platinum certified from the U.S. Green Building Council.

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

These regulations impact our business in two important ways: (1) our ownership of land and buildings in which gaming activities are operated by third party tenants pursuant to long-term leases; and (2) the operations of our gaming tenants. Many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate require MGP and its affiliates to maintain a license as a principal entity, entity qualifier or supplier because of its status as landlord, including Maryland, Michigan, Mississippi, New Jersey, New York, Massachusetts and Ohio.

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the closing of the VICI Transaction and any benefits we expect to receive from such transaction, the anticipated degree to which the COVID-19 pandemic will impact our results of operations, our expectations regarding our future liquidity position and the liquidity position of our tenant (and guarantor), the timing and amount of any future dividends and our ability to further grow our portfolio.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•The fact that our properties continue to face challenges due to the COVID-19 pandemic and emergence of variants.
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
•MGP’s sole material assets are Operating Partnership units representing 58.5% of the ownership interests in the Operating Partnership, as of December 31, 2021, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.
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
•We are currently controlled by MGM, whose interests in our business may conflict with ours or yours.
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

Human Capital Resources of the Registrants

Employees of the Registrants

We are managed by an executive management team. As of December 31, 2021, we employed three other employees aside from our executive management team. MGM has agreed to provide MGP and its subsidiaries with financial, administrative and operational support services pursuant to a corporate services agreement (the “Corporate Services Agreement”), including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services, and various other support services. The Corporate Services Agreement provides that the Operating Partnership will reimburse MGM for all costs MGM incurs directly related to providing such services.

Information about our Executive Officers

The following table sets forth, as of February 16, 2022, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James C. Stewart	56	Chief Executive Officer
Andy H. Chien	46	Chief Financial Officer and Treasurer

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

Risks Related to Our Business and Operations
•Although all of our properties have re-opened to the public, they continue to face challenges due to the COVID-19 pandemic and emergence of variants.
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
•MGP’s sole material assets are Operating Partnership units representing 58.5% of the ownership interests in the Operating Partnership, as of December 31, 2021, over which MGP has operating control through its ownership of the Operating Partnership’s general partner.
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
•Our properties are subject to risks from natural disasters such as earthquakes, hurricanes and severe weather, and other potential risks and costs associated with the effects of climate change.
•Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.

Risks Related to the VICI Transaction
•We may be unable to complete the VICI Transaction on the terms described herein or at all, and failure to complete the VICI Transaction may adversely affect our business and the price of our Class A shares.
•The VICI Transaction is subject to the satisfaction of closing conditions, including the receipt of regulatory approvals, which could delay or prevent the completion of the VICI Transaction.
•Potential litigation instituted against us, MGM, VICI or our respective directors challenging the VICI Transaction may prevent the VICI Transaction from becoming effective within the expected timeframe of at all.
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

Risks Related to Our Affiliation with MGM
•We are currently controlled by MGM, whose interests in our business may conflict with ours or yours.
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
•Following the completion of the VICI Transaction, MGM will become a significant tenant of the combined company.

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

Risks Related to Our Business and Operations

•Although all of our properties have re-opened to the public, they continue to face challenges due to the COVID-19 pandemic and emergence of variants. As of the date of this annual report, there continues to be uncertainty around the COVID-19 pandemic, its duration, and its impact on U.S. and global economic activity and consumer behavior. The omicron variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally. The impact of the omicron variant or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the variants, and the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” occupancy limitations and travel and transportation restrictions. At this time we cannot predict whether, in the jurisdictions in which our properties are located, states or the federal government will impose new restrictions on our tenant’s operations or adopt more restrictive measures in the future, including any measures that may affect the ability of our properties to remain open. We also expect that our and MGP BREIT Venture’s tenants may continue to see, as they have since the onset of the pandemic, weakened demand in light of continued domestic and international travel restrictions or warnings, consumer fears, reduced consumer discretionary spending and general economic uncertainty due to the COVID-19 pandemic.

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

•We depend on the properties leased to MGM for substantially all of our anticipated cash flows. Unless and until we acquire additional properties, which we are prohibited from doing pursuant to our agreement with VICI, we will depend on properties operated by subsidiaries of MGM for substantially all of our anticipated cash flows. As a result of our agreement with VICI, we may not immediately acquire other properties to further diversify and increase our sources of cash flow and reduce our portfolio concentration. Any default with regard to any property under either lease will cause a default with regard to the entire portfolio covered by such lease. Consequently, the impairment or loss of any one or more of the properties could materially and disproportionately reduce our, or the MGP BREIT Venture’s, ability to collect rent and, as a result, have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our shareholders.

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

The MGM-MGP Master Lease allows the tenant to cease operations at any of the properties at any time as long as at the time of such cessation of operations the adjusted net revenue to rent ratio (as described in the MGM-MGP Master Lease) is at least 1.90:1.00 for the preceding twelve-month period, after giving effect to the cessation of operations at the applicable property on a pro forma basis. If the tenant were to cease operations at a property, whether due to market or economic conditions or for any other reason, the value of such property may be impaired and we will not have the right to re-lease the property as a result of tenant’s continuing rights to such property.

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

•MGP’s sole material assets are Operating Partnership units representing 58.5% of the ownership interests in the Operating Partnership, as of December 31, 2021, over which MGP has operating control through its ownership of the Operating Partnership’s general partner. Because MGP’s interest in the Operating Partnership represents its only cash-generating asset, its cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to MGP. MGP is a holding company whose sole material assets are Operating Partnership units representing 58.5% of the ownership interests in the Operating Partnership, as of December 31, 2021, and its ownership interest in the general partner of the Operating Partnership. The source of MGP’s earnings and operating cash flow consists exclusively of cash distributions from the Operating Partnership. Therefore, MGP’s ability to make distributions to its Class A shareholders is completely dependent on the performance of the Operating Partnership and its ability to distribute funds to MGP. The Operating Partnership’s partnership agreement requires it to distribute to MGP all or such portion of its available cash each quarter as determined by the general partner. The general partner, MGP’s wholly owned subsidiary, intends to cause the Operating Partnership to make such distributions and retain such cash reserves to provide for the proper conduct of its business, to enable it to make distributions to MGP so that MGP can make distributions to its Class A shareholders, or to comply with applicable law or any of the Operating Partnership’s debt or other agreements.

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

•Our ability to sell any of our properties may be restricted by the terms of the leases or may be otherwise limited. Our ability to sell or dispose of the properties is limited by our agreement with VICI and may be hindered by the fact that such properties are subject to the leases, as the terms of the leases may make such properties less attractive to a potential buyer than alternative properties that may be for sale. In addition, the leases provide that we may not sell the respective properties to certain competitors of MGM, limiting the number of potential purchasers of our properties for as long as the properties are subject to the leases. Furthermore, even if any potential sale or disposition were not restricted by the applicable lease, real estate investments are relatively illiquid and may be difficult to sell quickly. Accordingly, our ability to promptly sell any of the properties in our portfolio in response to any changes in economic, financial, industry or other conditions may be limited.

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

•We will have future capital needs and may not be able to obtain additional financing on acceptable terms. As of December 31, 2021, we had outstanding indebtedness in principal amount of $4.3 billion. We may also incur additional indebtedness in the future to refinance our existing indebtedness, fund potential additional redemptions of Operating Partnership units held by MGM, or to finance newly acquired properties or for general corporate or other purposes. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay distributions, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit the Operating Partnership’s and MGP’s operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. Further, to the extent we were required to incur indebtedness, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

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

•Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes and our other debt. We have a significant amount of indebtedness. As of December 31, 2021, we had outstanding indebtedness in principal amount of $4.3 billion and had $1.3 billion available for borrowing under our revolving credit facility. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

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

In addition, our credit facility calculates interest on outstanding balances using the London Inter-bank Offer Rate (“LIBOR”). On July 27, 2017, the United Kingdom Financial Conduct Authority (the “FCA”) announced it would phase out LIBOR as a benchmark by the end of 2021, although on March 5, 2021, it was subsequently announced that only the one- and two-week U.S.-dollar denominated (USD) LIBOR rates would cease publication as of December 31, 2021, while the one-day, one-month, six-month and one-year USD LIBOR rates would not cease publication until June 2023, which will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. Although our credit agreement includes LIBOR replacement provisions that contemplate an alternate benchmark rate to be mutually agreed upon by us and the administrative agent, if necessary, any such changes may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made if LIBOR was available in its current form. As a result, there can be no assurance that discontinuation of LIBOR will not result in significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us. In addition, we are party to certain interest rate swaps to mitigate the interest rate risk inherent in our senior credit facility. We expect that amendments will be made to our interest rate swap agreements that will result in the LIBOR-based swap rate reverting, upon the occurrence of such events, to the same rate that would be expected to be used as the replacement rate or alternate base rate under our credit agreement, but no assurance can be made that we will ultimately enter into any such amendments.

The Alternative Reference Rates Committee (ARRC), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. Our management continues to monitor the status and discussions regarding LIBOR, although at this time, it is not possible to predict the effect that the discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on us, our ability to borrow at variable interest rates, or the costs associated with our current or any potential future interest rate swaps requiring us to pay floating interest rates.

Further, although the terms of our agreement with VICI restrict our ability to incur indebtedness during the pendency of the VICI merger, the terms of our existing debt agreements do not, and any future debt may not, fully prohibit us from incurring additional debt. If new debt is added to our current debt levels, the related risks that we now face could intensify.

•Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations. The agreements governing our indebtedness contain customary covenants, including restrictions on the Operating Partnership’s ability to grant liens on the Operating Partnership’s assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain distributions and other restricted payments. In addition, the Operating Partnership is required to comply with certain financial covenants. These restrictions may limit our operational flexibility. Covenants that limit our operational flexibility as well as defaults under the Operating Partnership’s debt instruments could have a material adverse effect on our business, financial position or results of operations. Furthermore, although it is anticipated that, upon completion of the VICI Transaction, VICI will complete exchange offers for up to $4.2 billion of the Operating Partnership’s outstanding senior notes and supplemental indentures removing substantially all restrictive covenants from the Operating Partnership’s outstanding senior notes will become operative, the new notes to be issued upon completion of the exchange offers will also include restrictive covenants, including restrictions on the combined company’s ability to grant liens on its assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates and pay certain distributions and other restricted payments, which may also limit the post-transaction company’s operational flexibility.

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

•We are dependent on the gaming industry and may be susceptible to the risks associated with it, including risks related to the effects of the COVID-19 pandemic on the gaming industry, which could materially adversely affect our business, financial position or results of operations. As the owner of properties associated with gaming facilities, we will be impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends, reductions in discretionary consumer spending and corporate spending on conventions and business development and preferences and other factors over which we and MGM have no control, and which has been adversely affected by the COVID-19 pandemic. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities offered at our properties. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and future acts of terrorism. In particular, the COVID-19 pandemic and its consequences dramatically reduced travel and demand for hotel rooms and other casino resort amenities offered at our properties, which caused a negative impact on the gaming industry in 2020 and 2021, and may potentially continue to cause a negative impact thereafter. The extent to which the COVID-19 pandemic continues to impact the gaming industry and, consequently, our business, operations, and financial results, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a, or multiple, resurgences in the future), the availability and successful distribution of vaccines and the continued impact of domestic and international travel restrictions or warnings. Because a component of the rent under the MGM-MGP Master Lease is based, over time, on the actual net revenues (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue) of the tenant and, without duplication, the subtenants from the leased properties subject to the MGM-MGP Master Lease, a decrease in the revenues of the tenant would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio. Specifically, the MGM-MGP Master Lease provides that, starting with the lease year commencing on April 1, 2022, if the addition of the annual escalator to the prior lease year would result in an adjusted net revenue to rent ratio for the immediately preceding year of less than 6.25:1.00, then the escalation for such lease year would be zero. In addition, the percentage rent component of the MGM-MGP Master Lease resets every five years, with the first reset date on April 1, 2022, to a fixed annual amount equal to 1.4% of the annual net revenues of the facilities then subject to the lease for the trailing five-year period. In light of the impact of the COVID-19 pandemic on the tenant’s revenues in 2020 and, to a lesser extent, in 2021, there can be no assurances that the rent under the MGM-MGP Master Lease will escalate in 2022 or that the percentage rent will not be negatively impacted as a result of the pandemic pursuant to the terms of the MGM-MGP Master Lease.

•Because a significant number of our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a company that is more geographically diversified. Given that a significant number of our properties are concentrated on the Strip, including the properties held by the MGP BREIT Venture, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect the business of the tenants. We cannot control the number or frequency of flights to or from Las Vegas, but the tenants rely on air traffic for a significant portion of their visitors. Reductions in flights by major airlines have occurred as a result of the COVID-19 pandemic and could occur in the future as a result of higher fuel prices or lower demand which would impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Moreover, due to the concentration of our major resorts that operate on the Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, and severe or inclement weather, should such developments occur in or nearby Las Vegas.

•Our pursuit of investments in, and acquisitions or development of, additional properties (including our right of first offer with respect to any future gaming developments by MGM on the undeveloped land adjacent to Empire City) may be unsuccessful or fail to meet our expectations. We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives, particularly if the properties or assets we are seeking to acquire are owned or operated by competitors of MGM. Additionally, although our MGM-MGP Master Lease provides us with a right of first offer with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, there can be no assurance that MGM will sell this property in the future, or we may be unable to reach an agreement with MGM on the terms of the purchase of such property if MGM were to elect to sell it in the future. Accordingly, there can be no assurance that we will be able to acquire any additional properties in the future.

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

•We may be unable to realize the anticipated benefit of the rent escalators in our MGM-MGP Master Lease. Although the MGM-MGP Master Lease provides that the base rent will be escalated annually by 2.0% for the second through the sixth lease years (as defined in the MGM-MGP Master Lease), thereafter this rent escalation is subject to the tenant and, without duplication, the MGM operating subsidiary sublessees collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the MGM-MGP Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). If the rent escalation were not to apply in any particular year, no arrears would accrue or be payable in future lease years. Therefore, there can be no assurance that we will ever realize the benefit of the rent escalators in the MGM-MGP Master Lease after the sixth lease year, which could have a material adverse effect on anticipated future cash flows and our ability to increase our distributions to shareholders.

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

•The tenant may choose not to renew the MGM-MGP Master Lease or seek to renegotiate the terms of the MGM-MGP Master Lease at each renewal term. The MGM-MGP Master Lease generally has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter (other than with respect to MGM National Harbor, and MGM Springfield, as described below), solely at the option of the tenant. The initial term of the MGM-MGP Master Lease with respect to MGM National Harbor ends on August 31, 2024. Thereafter, the initial term of the MGM-MGP Master Lease with respect to MGM National Harbor may be renewed at the option of the tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the MGM-MGP Master Lease or the next renewal term (depending on whether MGM elects to renew the other properties under the MGM-MGP Master Lease in connection with the expiration of the initial ten-year term). If, however, the tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the MGM-MGP Master Lease, the tenant would also lose the right to renew the MGM-MGP Master Lease with respect to the rest of the properties when the initial ten-year lease term related to the rest of the properties ends in 2026. In addition to the four five-year renewal terms, the term of the lease with respect to MGM Springfield may be extended for an additional four five-year renewal terms. At the expiration of any additional renewal term thereafter, the tenant may choose not to renew the MGM-MGP Master Lease or seek to renegotiate the terms of the MGM-MGP Master Lease. If the MGM-MGP Master Lease expires without renewal, or the terms of the MGM-MGP Master Lease are modified in a way which is adverse to us, our results of operations and our ability to maintain previous levels of distributions to unitholders and shareholders may be adversely affected.

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

•Our properties are subject to risks from natural disasters such as earthquakes, hurricanes and severe weather, and other potential risks and costs associated with the effects of climate change. Our properties are located in areas that may be subject to natural disasters, such as earthquakes, and extreme weather conditions, including, but not limited to, hurricanes, floods, tornados, wildfires, and winter storms, and such conditions may be further exacerbated by the effects of climate change. Such natural disasters or extreme weather conditions may interrupt operations at the casino resorts, damage our properties, and reduce the number of customers who visit our facilities in such areas. A severe earthquake in Las Vegas could damage or destroy a number of our properties. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we expect to operate could adversely affect the business and results of operations at our properties. Although the tenants are required to maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we or MGP BREIT Venture, as applicable, or the tenants will be able to fully insure such losses or fully collect, if at all, on claims resulting from such natural disasters or extreme weather conditions.

Furthermore, to the extent that climate change causes changes in weather patterns, other risks from natural disasters and severe weather could be exacerbated, which could result in additional adverse effects on our properties and results of operation. Additionally, many states and municipalities have begun to adopt laws and policies on climate change and emission reduction targets. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased regulatory costs, which may include capital expenditures on our existing properties to ensure compliance with any new or updated regulations, which may potentially adversely affect our or our tenants’ operations. There can be no assurance that the potential impacts of climate change and severe weather will not have a material adverse effect on our properties, operations, or business.

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

•We have engaged and may engage in hedging transactions that may limit gains or result in losses. We have used derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2021, we have interest rate swap agreements to mitigate the interest rate risk inherent in our senior secured credit facility that are currently effective with a total $700 million of notional amount. We have an additional $900 million of notional amount of forward starting swaps that are not yet effective. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

Risks Related to the VICI Transaction

•We may be unable to complete the VICI Transaction on the terms described herein or at all, and failure to complete the VICI Transaction may adversely affect our business and the price of our Class A shares. Completion of the VICI Transaction remains subject to a number of conditions, including receipt of certain gaming regulatory approvals, and no assurance can be given that such closing conditions will be satisfied or otherwise waived. See “—The VICI Transaction is subject to the satisfaction of closing conditions, including the receipt of regulatory approvals, which could delay or prevent the completion of the VICI Transaction.” As a result, the possible timing of the VICI Transaction and the likelihood of the completion of the VICI Transaction are uncertain, and there can be no assurance that the VICI Transaction will be completed on the expected terms contemplated by the master transaction agreement, on the currently anticipated timing, or at all.

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

Furthermore, any increased costs associated with the delay or abandonment of the VICI Transaction may adversely impact our ability to remain in compliance with our covenants contained in the agreements governing our indebtedness, and our liquidity.

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

•The combined company will have substantial indebtedness following the completion of the VICI Transaction, which will increase the risks related to substantial indebtedness that we currently face. As of December 31, 2021, we and VICI have substantial indebtedness. The combined company will incur debt to finance the VICI Transaction, further increasing the amount of indebtedness outstanding, and it is expected that the exchange offers for up to $4.2 billion of the Operating Partnership’s outstanding senior notes that VICI will complete upon closing of the VICI Transaction will result in the issuance of an equivalent aggregate principal amount of new notes, which will not reduce the overall aggregate amount of outstanding notes. The substantial indebtedness of the combined company following the VICI Transaction will cause the combined company to be subject to increased risks associated with debt financing, including an increased risk that cash flows are insufficient to meet required payments on indebtedness.

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
•the combined company may become more vulnerable to general adverse economic and industry conditions and changes in interest rates, including changes in interest rates resulting from the discontinuation of LIBOR; and
•the combined company may be at a disadvantage compared to its competitors that have less debt.

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

Risks Related to Our Affiliation with MGM

•We are currently controlled by MGM, whose interests in our business may conflict with ours or yours. MGP’s Class B share, representing a majority of the voting power of its shares, is owned by MGM, whose interests may differ from or conflict with the interests of MGP’s other shareholders. MGM has the ability to exercise control over MGP’s affairs, including control over the outcome of all matters submitted to MGP’s shareholders for approval, including the election of directors and significant transactions. MGM will also have the power to prevent or cause a change in control as a result of its beneficial ownership of MGP’s Class B share, which could, among other things, discourage a potential acquirer from attempting to obtain control of MGP in a manner that provides a control premium to any shareholders other than MGM. Moreover, in such a change of control, shareholders are not entitled to dissenters’ rights of appraisal under our operating agreement or applicable Delaware law. As a result, unless and until MGM and its controlled affiliates’ (excluding us and our subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%, whether as a result of the completion of the VICI Transaction or otherwise, MGM will be able to effectively control us.

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

•Following the completion of the VICI Transaction, MGM will become a significant tenant of the combined company. Although, following the completion of the VICI Transaction, we will no longer be controlled by MGM, it is anticipated that MGM will become a significant tenant of the combined company. Accordingly, the revenues of the combined company will be subject to risks related to payments made by MGM as a tenant, and an event that has a material adverse effect on MGM’s businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on the combined company’s business, financial condition, liquidity, results of operations and prospects. Because the combined company’s lease with MGM following the completion of the VICI Transaction will be a triple-net lease, in addition to the rent from MGM as a tenant under the lease, the combined company will depend on MGM to pay substantially all insurance, taxes, utilities, and maintenance and repair expenses in connection with MGM’s leased properties and to indemnify, defend and hold the combined company harmless from and against various claims, litigation and liabilities arising in connection with MGM’s business. If the VICI Transaction is completed, there can be no assurance that MGM, as a tenant of the combined company, will have sufficient assets, income or access to financing to enable it to satisfy its future payment and other obligations under its lease.

Risks Related to MGP’s REIT Election and Status as a REIT

•If MGP fails to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations. We intend to continue to operate in a manner that will allow MGP to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. We received opinions of Weil, Gotshal & Manges LLP (“REIT Tax Counsel”) that, commencing with our taxable year ended December 31, 2016, MGP was organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and

MGP’s proposed method of operations will enable it to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ended December 31, 2021 and subsequent taxable years. You should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service (“IRS”) or any court. The opinion of REIT Tax Counsel represents only the view of REIT Tax Counsel, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by MGM and us, including representations relating to the values of our assets and the sources of our income. The opinions were expressed as of the date issued. REIT Tax Counsel will have no obligation to advise MGM, us or the holders of our shares of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of REIT Tax Counsel and our qualification to be taxed as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by REIT Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Any failure to qualify to be taxed as a REIT, or failure to remain to be qualified to be taxed as a REIT, would have an adverse effect on our business, financial condition and results of operations.

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

•REIT distribution requirements could adversely affect our ability to execute our business plan. To maintain REIT status, MGP must meet a number of organizational and operational requirements, including a requirement that it annually distributes to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends-

paid deduction and including any net capital gains, MGP will be subject to U.S. federal corporate income tax on its undistributed net taxable income. In addition, MGP will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to Class A shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to Class A shareholders to comply with the REIT requirements of the Code.

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
•events or announcements related to the VICI Transaction, including the factors described under “– Risks Related to the VICI Transaction – The announcement and pendency of the VICI Transaction may have an adverse effect on our business, operating results and price of our Class A Shares”;
•concerns over inflation or future changes in monetary policy;
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The location and general characteristics of our properties are provided in Part I, Item 1. Business

As of December 31, 2021, the land and substantially all of the assets of our properties, other than MGM National Harbor, Empire City and MGM Springfield, secure the obligations under the Operating Partnership’s senior secured credit facility.

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

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities with respect to MGP

Market Information

Our Class A shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “MGP.”

Holders

There were 116 record holders of our Class A shares as of February 14, 2022. A nominee of DTC is one of the record holders for the Class A shares, which holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold securities for their own accounts or for the accounts of their customers.

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

Holders

There were 4 record holders of our Operating Partnership units as of February 14, 2022 consisting entirely of MGP, MGM and subsidiaries of MGM.

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

On March 4, 2021, certain subsidiaries of MGM delivered a notice of redemption covering approximately 37.1 million Operating Partnership units that they held in accordance with the terms of the Operating Partnership’s partnership agreement. On March 12, 2021, the Company redeemed approximately 15.3 million Operating Partnership units for cash (with such Operating Partnership units retired upon redemption) and satisfied its remaining obligation under that notice covering the remaining 21.9 million

Operating Partnership units on March 15, 2021 using the proceeds, net of underwriters’ discount, from an offering of MGP’s Class A shares for aggregate cash proceeds paid of approximately $1.2 billion.

In connection with the offering of 3.3 million Class A shares by the Company throughout 2021 as part of the Company’s ATM program, the Operating Partnership issued 3.3 million Operating Partnership units to the Company pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

PERFORMANCE GRAPH
The graph below matches our cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Equity REITs index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2016 to December 31, 2021. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among MGM Growth Properties, the S&P 500 Index, and the FTSE NAREIT Equity REITs Index

Index	12/16	3/17	6/17	9/17	12/17	3/18	6/18	9/18	12/18	3/19
MGM Growth Properties	100.00	108.44	118.58	124.33	121.71	112.57	130.99	128.73	117.22	145.20
S&P 500	100.00	106.07	109.34	114.24	121.83	120.91	125.06	134.70	116.49	132.39
FTSE NAREIT Equity REITs	100.00	101.16	102.70	103.67	105.23	96.60	106.30	107.60	100.36	116.75

Index	6/19	9/19	12/19	3/20	6/20	9/20	12/20	3/21	6/21	9/21	12/21
MGM Growth Properties	140.13	139.53	146.01	113.80	133.20	139.34	158.31	167.50	190.71	202.14	218.39
S&P 500	138.09	140.43	153.17	123.15	148.45	161.71	181.35	192.55	209.01	210.23	233.41
FTSE NAREIT Equity REITs	118.21	127.42	126.45	91.93	102.80	104.27	116.34	126.66	141.88	143.26	166.64

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2021 compared to December 31, 2020. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2020 compared to December 31, 2019 can be found in our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021.

Executive Overview

MGP is one of the leading publicly traded REITs engaged in the acquisition, ownership and leasing of large-scale destination entertainment and leisure resorts, whose tenant generally offers diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail amenities.

MGP is a limited liability company that was formed in Delaware in October 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM in January 2016 that became a subsidiary of MGP on April 25, 2016. We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2016.

As of December 31, 2021, we generate all of our revenues by leasing our real estate properties through a wholly owned subsidiary of the Operating Partnership to a subsidiary of MGM pursuant to the MGM-MGP Master Lease which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The lease has an initial lease term of ten years that began on April 25, 2016 (other than with respect to MGM National Harbor, whose initial lease term ends on August 31, 2024) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant. In addition to the four five-year renewal terms, the term of the lease with respect to MGM Springfield may be extended for an additional four five-year renewal terms.

Additionally, if the VICI Transaction does not close, we expect to grow our portfolio through acquisitions with third parties and with MGM. In pursuing external growth initiatives, we will generally seek to acquire properties that can generate stable rental revenue through long-term, triple-net leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions.

As of December 31, 2021, our portfolio, including the MGP BREIT Venture, includes seven large-scale entertainment and gaming-related properties in Las Vegas: Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment district located between New York-New York and Park MGM. Outside of Las Vegas, we also own six market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, Borgata in Atlantic City, New Jersey, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. We also own the casino properties of MGM Northfield Park in Northfield, Ohio and Empire City in Yonkers, New York.

On January 29, 2019, we completed the Empire City Transaction. Empire City was added to the MGM-MGP Master Lease. As a result, the annual rent payment to MGP increased by $50 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to an adjusted net revenue to rent ratio. In addition, pursuant to the lease, MGP has a right of first offer with respect to certain undeveloped land adjacent to the property to the extent MGM develops additional gaming facilities and chooses to sell or transfer the property in the future.

On March 7, 2019, we completed the Park MGM Transaction. In connection with the transaction, we paid total consideration of $637.5 million, of which approximately $605.6 million was paid in cash and the remainder in issuance of approximately 1.0 million of Operating Partnership units to a subsidiary of MGM. As a result of the transaction, we recorded a lease incentive asset and the MGM-MGP Master Lease annual rent payment to us increased by $50 million, prorated for the remainder of the lease year. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to an adjusted net revenue to rent ratio.
On April 1, 2019, we transferred the membership interests of Northfield to a subsidiary of MGM and the Company retained the real estate assets. Our TRS that owned Northfield liquidated immediately prior to the transfer. Subsequently, MGM rebranded Northfield OpCo to MGM Northfield Park, which was then added to the MGM-MGP Master Lease. As a result, the annual rent payment to MGP increased by $60 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022 with escalators thereafter subject to an adjusted net revenue to rent ratio. Northfield OpCo is presented as discontinued operations in our consolidated statements of operations for the periods presented in which we owned Northfield OpCo. Refer to Note 3 of the accompanying financial statements for additional discussion.

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

On March 4, 2021, certain subsidiaries of MGM delivered a notice of redemption to us covering approximately 37.1 million Operating Partnership units that they held which was satisfied with aggregate cash proceeds of approximately $1.2 billion using cash on hand together with the proceeds from the issuance of Class A shares.

On August 4, 2021, we and the Operating Partnership entered into an agreement with VICI Properties, Inc. (“VICI”) and MGM whereby VICI will acquire us in a stock-for-stock transaction (such transaction, the “VICI Transaction”). Pursuant to the agreement, MGP Class A shareholders will have the right to receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and MGM will have the right to receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by MGM. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of MGM’s VICI OP units for cash consideration of $4.4 billion, with MGM retaining approximately 12.2 million VICI OP units. MGP’s Class B share that is held by MGM will be cancelled. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was received on October 29, 2021).

On October 29, 2021, we acquired the real estate assets of MGM Springfield from MGM for $400 million of cash consideration. MGM Springfield was added to the MGM-MGP Master Lease between us and MGM. Following the closing of the transaction, the annual rent payment under the MGM-MGP Master Lease increased by $30 million, $27.0 million of which is fixed and contractually grows at 2% per year with escalators subject to an adjusted net revenue to rent ratio. Final regulatory approvals, which were not necessary for the transaction to close, are expected to be received within nine to twelve months following the close of the transaction. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which will provide for the property to be placed into a trust (or, at MGM’s option, be returned to MGM) during the interim period in the event that the regulator finds reasonable cause to believe that the Company may not be found suitable. The property will then remain in trust until a final determination regarding our suitability is made.

On December 13, 2021, MGM entered into an agreement to sell the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc (“Hard Rock”). Upon closing, the MGM-MGP Master Lease (or MGM’s master lease with VICI in the event that the VICI Transaction is consummated prior to closing) will be amended and restated to reflect a $90 million reduction in annual cash rent and a new lease will be entered into with Hard Rock to reflect an initial $90 million annual cash rent. The transaction is expected to close during the second half of 2022, subject to certain closing conditions, including, but not limited to, the consummation or termination of the VICI Transaction.

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

Combined Results of Operations for MGP and the Operating Partnership

Overview

The following table summarizes our financial results for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Total Revenues	$782,063	$792,597	$881,078
Total Expenses	286,398	472,772	355,911
Income from continuing operations, net of tax	359,240	160,371	259,349
Income from discontinued operations, net of tax	—	—	16,216
Net income	359,240	160,371	275,565
Net income attributable to Class A shareholders	205,503	76,129	90,260

Revenues

Rental revenue. Rental revenues, including ground lease and other, for the years ended December 31, 2021 and 2020 were $782.1 million and $792.6 million, respectively. The $10.5 million, or 1%, decrease for 2021 compared to 2020 was primarily due to a decrease in rental revenues as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease in connection with the MGP BREIT Venture Transaction in February 2020, partially offset by the addition of MGM Springfield to the MGM-MGP Master Lease in October 2021.

Expenses

Depreciation. Depreciation expense was $235.5 million and $236.9 million for the years ended December 31, 2021 and 2020, respectively. The $1.4 million, or 1%, decrease for 2021 as compared to 2020 was primarily due to the contribution of Mandalay Bay to the MGP BREIT Venture in February 2020, partially offset by the addition of MGM Springfield in October 2021.

Property transactions, net. Property transactions, net were $1.7 million in 2021 compared to $195.2 million in 2020. The decrease in 2021 compared to 2020 is primarily due to the difference between the carrying value of the Mandalay Bay real estate assets and the net consideration received that resulted in a loss on sale of the Mandalay Bay real estate assets of $193.1 million in February 2020.

Ground lease expense. Ground lease expense was $23.6 million for the year ended December 31, 2021 and $23.7 million for the year ended December 31, 2020.

Acquisition-related expenses. Acquisition-related expenses were $7.5 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. The $6.5 million, or 665%, increase for 2021 as compared to 2020 primarily relates to expenses incurred in 2021 relating to the MGM Springfield Transaction and the VICI Transaction, partially offset by expenses incurred in 2020 relating to the MGP BREIT Venture Transaction.

General and administrative expenses. General and administrative expenses for the years ended December 31, 2021 and 2020 were $18.1 million and $16.1 million, respectively. The $2.0 million, or 12%, increase for 2021 compared to 2020 primarily relates to share-based compensation expense in 2021.

Other Expenses
Income from unconsolidated affiliate. Income from unconsolidated affiliate for the years ended December 31, 2021 and 2020 were $100.8 million and $89.1 million, respectively, and is entirely attributable to income from our investment in MGP BREIT Venture. The $11.8 million, or 13%, increase for 2021 as compared to 2020 primarily relates the timing of the MGP BREIT Venture formation in February 2020 and, accordingly, the current year having a full year of income attributable to the venture.
Other expenses, excluding income from unconsolidated affiliate, for the years ended December 31, 2021 and 2020 were $227.9 million and $238.8 million, respectively. The $10.9 million, or 5%, decrease for 2021 as compared to 2020 was primarily related to the $39.1 million gain on unhedged interest rate swaps, net for the year ended December 31, 2021 compared to the $4.7 million gain on unhedged interest rate swaps, net for the year ended December 31, 2020, in addition to the year ended December 31, 2020 containing a $18.1 million loss on retirement of debt relating to our repayment of the term loan A and term loan B facilities. This was partially offset by an increase in interest expense due to an increase in debt year over year relating to the issuance of the $800 million 4.625% senior notes due 2025 in June 2020 and of the issuance of $750 million 3.875% senior notes due 2029 in November 2020.

Provision for Income Taxes
Our effective tax rate was 2.5% for the year ended December 31, 2021 compared to 5.7% for the year ended December 31, 2020. The effective tax rate in the year ended December 31, 2020 was impacted by the loss resulting from the MGP BREIT Venture Transaction, which provides no federal or state income tax benefit due to our REIT status. Refer to Note 9 of the accompanying financial statements for additional discussion.

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

The following table provides a reconciliation of our net income to FFO, AFFO, and Adjusted EBITDA:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net income[1]	$359,240	$160,371	$275,565
Depreciation[2]	235,485	236,853	294,705
Share of depreciation of unconsolidated affiliate	41,941	36,832	—
Property transactions, net	1,710	195,182	10,844
Funds From Operations	638,376	629,238	581,114
Amortization of financing costs and cash flow hedges	33,649	20,017	12,520
Share of amortization of financing costs of unconsolidated affiliate	257	226	—
Non-cash compensation expense	4,827	2,854	2,277
Straight-line rental revenues, excluding lease incentive asset	66,293	51,679	41,447
Share of straight-line rental revenues of unconsolidated affiliate	(49,028)	(44,950)	—
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	18,509	18,509	14,347
Acquisition-related expenses	7,500	980	10,165
Non-cash ground lease rent, net	1,038	1,036	1,038
Other expenses	1,643	18,999	7,615
(Gain) loss on unhedged interest rate swaps, net	(39,071)	(4,664)	3,880
Provision for income taxes - REIT	9,328	9,734	7,598
Other, net - discontinued operations	—	—	3,707
Adjusted Funds From Operations	693,321	703,658	685,708
Interest income[1]	(593)	(4,345)	(3,219)
Interest expense[1]	265,942	228,786	249,944
Share of interest expense of unconsolidated affiliate	54,476	47,403	—
Amortization of financing costs and cash flow hedges	(33,649)	(20,017)	(12,520)
Share of amortization of financing costs of unconsolidated affiliate	(257)	(226)	—
Provision for income taxes - discontinued operations	—	—	2,890
Adjusted EBITDA	$979,240	$955,259	$922,803

(1) Net income, interest income and interest expense are net of intercompany interest eliminations of $5.6 million for the year ended December 31, 2019
(2) Includes depreciation on Mandalay Bay real estate assets through February 14, 2020.

The following table presents FFO and AFFO per diluted Operating Partnership unit:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per unit amounts)
Weighted average Operating Partnership units outstanding
Basic	269,674	310,688	293,885
Diluted	269,868	310,850	294,137

Earnings per Operating Partnership unit
Basic	$1.33	$0.52	$0.94
Diluted	$1.33	$0.52	$0.94

FFO per Operating Partnership unit
Diluted	$2.37	$2.02	$1.98
AFFO per Operating Partnership unit
Diluted	$2.57	$2.26	$2.33

Guarantor Financial Information

As of December 31, 2021, all of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. The Operating Partnership’s principal debt arrangements are guaranteed by each of its wholly owned subsidiaries except for MGP JV INVESTCO 1 LLC, the entity holding the 50.1% interest in the MGP BREIT Venture, and MGM Springfield reDevelopment, LLC, the entity holding the real estate assets of MGM Springfield, and, with respect to the Operating Partnership’s senior notes, MGP Finance Co-Issuer, Inc., the co-issuer of the senior notes. The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guarantee the principal indebtedness. In addition, the obligations of each subsidiary guarantor under its guarantee is limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

The summarized financial information of the Operating Partnership and its guarantor subsidiaries, on a combined basis, is presented below:

December 31, 2021
Balance Sheet	(in thousands)
Real estate investments, net	$8,089,223
Other assets	833,829
Debt, net	4,216,877
Other liabilities	854,384

Year Ended
December 31, 2021
Income Statement	(in thousands)
Total revenues	$782,063
Income from continuing operations, net of tax	262,678
Net income	262,678

Liquidity and Capital Resources

Rental revenues received under the MGM-MGP Master Lease and distributions from the MGP BREIT Venture are our primary sources of cash from operations and are dependent on the tenant’s ability to pay rent and the MGP BREIT Venture’s ability to pay distributions. In March 2020, all of our properties were temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020, all of our properties that were temporarily closed re-opened to the public, with further temporary re-closures and re-openings occurring at our properties or portions thereof into the first quarter of 2021. Upon re-opening, the properties continued to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction. Beginning in the latter part of the first quarter of 2021 and continuing into the second quarter of 2021, jurisdictions eased and removed prior operating restrictions, including capacity and occupancy limits, as well as social distancing policies.

Although all of our properties have re-opened, in light of the unpredictable nature of the pandemic, including the emergence and spread of COVID-19 variants, the properties may be subject to new operating restrictions and/or temporary, complete, or partial shutdowns in the future. At this time, we cannot predict whether jurisdictions, states or the federal government will adopt similar or more restrictive measures in the future than in the past, including stay-at-home orders or the temporary closure of all or a portion of the properties as a result of the pandemic.

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

All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. MGP’s principal funding requirement is the payment of dividends and distributions on its Class A shares, and its principal source of funding for these dividends and distributions is the distributions it receives from the Operating Partnership. MGP’s liquidity is therefore dependent upon the Operating Partnership’s ability to make sufficient distributions to it, which distributions are primarily funded by rental payments received from the tenant and distributions from the MGP BREIT Venture. The Operating Partnership’s primary uses of cash include payment of operating expenses, debt service and distributions to MGP and MGM. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of cash and cash equivalents held by the Operating Partnership as of December 31, 2021, expected cash flows from operations, expected cash distributions from the MGP BREIT Venture, and $1.3 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of December 31, 2021. See Note 7 to the accompanying financial statements for a description of our principal debt arrangements as of December 31, 2021 and Note 5 to the accompanying financial statements for a description of our excess cash flow guarantee relating to the MGP BREIT Venture as of December 31, 2021.

In addition, we expect to incur additional indebtedness in the future to finance acquisitions, fund potential additional redemptions of the Operating Partnership units held by MGM if the VICI Transaction does not close, or for general corporate or other purposes.

Summary of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2021 and 2020 was $679.0 million and $703.7 million, respectively. The change was primarily due to the decrease in annual cash rental payments of $133.0 million as a result of the removal of Mandalay Bay from the MGM-MGP Master Lease in February 2020 as well as an increase of $21.9 million in cash paid for interest, partially offset by the 2% fixed annual rent escalator at the beginning of the sixth lease year on April 1, 2021 and by the addition of MGM Springfield to the MGM-MGP Master Lease in October 2021, which increased the annual cash rental payments by $15.0 million and $30.0 million, respectively, as well as an increase in distributions from our unconsolidated affiliate which is attributable to the timing of the MGP BREIT Venture formation in February 2020.

Net cash used in investing activities for the year ended December 31, 2021 was $400.0 million, which reflects cash paid for the MGM Springfield Transaction. Net cash provided by investing activities for the year ended December 31, 2020 was $58.6 million, related to cash proceeds from the MGP BREIT Venture Transaction.

Net cash used in financing activities for the year ended December 31, 2021 was $897.3 million, which reflects our payments of $544.9 million of distributions and dividends, and the $1.2 billion of cash used to satisfy the notice of redemption of 37.1 million Operating Partnership units held by MGM, which was funded with cash on hand and with proceeds from the issuance of 21.9 million

Class A shares for $676.0 million. In addition, we issued 3.3 million Class A shares under our ATM program for net proceeds of $116.8 million and had $40.0 million of net draws under the revolving credit facility, $35 million of which was used in connection with the acquisition of MGM Springfield with the remainder used to fund distribution and dividend payments.

Net cash provided by financing activities for the year ended December 31, 2020 was $338.0 million, which reflects our issuance of Class A shares to BREIT for $150.0 million, the issuance of $800 million in aggregate principal amount of 4.625% senior notes due 2025, the proceeds of which were used to repay draws on our revolving credit facility used to fund the first redemption of $700 million of Operating Partnership units held by MGM, and the issuance of $750 million in aggregate principal amount of 3.875% senior notes due 2029, the proceeds of which were used to fund the second redemption of $700 million of Operating Partnership units held by MGM. This was offset by payments of $601.7 million of distributions and dividends and our $1.7 billion of net repayments under the bank credit facility, consisting of: the repayment of the Operating Partnership’s $1.3 billion outstanding term loan B facility with the proceeds from the bridge loan facility, which was then assumed by the MGP BREIT Venture, and the repayment of the Operating Partnership’s $399 million outstanding term loan A facility with the $374.6 million of net proceeds from the settlement of forward equity agreements; offset by a net draw of $10.0 million on the revolving credit facility.

Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date
2021
March 15, 2021	March 31, 2021	$0.4950	April 15, 2021
June 15, 2021	June 30, 2021	$0.5150	July 15, 2021
September 15, 2021	September 30, 2021	$0.5200	October 15, 2021
December 15, 2021	December 31, 2021	$0.5250	January 14, 2022
2020
March 13, 2020	March 31, 2020	$0.4750	April 15, 2020
June 15, 2020	June 30, 2020	$0.4875	July 15, 2020
September 15, 2020	September 30, 2020	$0.4875	October 15, 2020
December 15, 2020	December 31, 2020	$0.4875	January 15, 2021
2019
March 15, 2019	March 29, 2019	$0.4650	April 15, 2019
June 14, 2019	June 28, 2019	$0.4675	July 15, 2019
September 13, 2019	September 30, 2019	$0.4700	October 15, 2019
December 14, 2019	December 31, 2019	$0.4700	January 15, 2020

Principal Debt Arrangements

We have significant outstanding debt and interest payments. See Note 7 to the accompanying consolidated financial statements for information regarding our debt agreements as of December 31, 2021 and the corresponding maturities of such debt. Our estimated cash interest payments based on principal amounts of debt outstanding at December 31, 2021 and LIBOR rates as of December 31, 2021 for our credit facility, including the impact of the Operating Partnership’s interest rate swap agreements, are approximately $232.4 million, $240.6 million and $240.6 million for the years 2022, 2023, and 2024, respectively.

Capital Expenditures and Lease Obligations

The MGM-MGP Master Lease has a triple-net structure, which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the rent, ensuring that the cash flows associated with our lease will remain relatively predictable for the duration of its term. Additionally, our ground leases are paid by the tenant under MGM-MGP Master Lease through 2046 (including renewal periods). See Note 6 to the accompanying consolidated financial statements for information regarding our ground leases and the corresponding maturities of such leases.

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

To manage our exposure to changes in LIBOR rates, as of December 31, 2021, we have effective interest rate swap agreements where the Operating Partnership pays a weighted average 1.783% on a total notional amount of $700 million. Additionally, we have $900 million of notional amount of forward starting swaps that are not currently effective.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of December 31, 2021, variable rate borrowings, excluding impact from our swap agreements, represented approximately 1% of our total borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would increase by approximately $0.5 million based on principal amounts outstanding of our variable rate debt at December 31, 2021 and not taking into account the interest rate swap agreements. The following table provides information about the maturities of our debt subject to changes in interest rates, excluding the effect of the interest rate swaps discussed above:

								Fair Value
	Debt maturing in							December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	2021
	(In millions, except for interest rates)
Fixed-rate	$—	$—	$1,050.0	$800.0	$500.0	$1,850.0	$4,200.0	$4,511.4
Average interest rate	N/A	N/A	5.625%	4.625%	4.500%	4.753%	4.917%
Variable rate	$—	$50.0	$—	$—	$—	$—	$50.0	$50.0
Average interest rate	N/A	1.853%	N/A	N/A	N/A	N/A	1.853%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements.

Financial Statement Schedule.

MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP:
Schedule III — Real Estate and Accumulated Depreciation — December 31, 2021	88

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MGM Growth Properties LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Growth Properties LLC and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022 expressed an unqualified opinion on those financial statements.

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
February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MGM Growth Properties LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Growth Properties LLC and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

“MGM Springfield Transaction — Lease Classification” — Refer to Notes 1, 3 and 6 of the financial statements.

Critical Audit Matter Description

During the year ended December 31, 2021, the Company acquired the real estate assets of MGM Springfield from MGM for $400 million of cash consideration and amended the existing MGM-MGP Master Lease to include MGM Springfield. As a result of this amendment, the Company was required to perform a lease classification analysis under ASC 842 as a lessor. The Company assessed the lease classification, which included assessing the residual value used in the determination of the implicit rate and concluded that the lease will be accounted for as an operating lease.

We identified the assessment of the lease classification of the MGM-MGP Master Lease amendment under ASC 842 as a critical audit matter because the assessment required management to make significant accounting estimates and assumptions related to the residual value of the assets at the end of the lease term. Specifically, determination of the residual value of the leased assets used in the determination of the implicit rate requires significant estimates as to whether the tenant is reasonably certain to exercise each renewal option and estimates of the value of the assets at the end of the lease term. Given these significant estimates and judgments, performing audit procedures to evaluate the reasonableness of management’s determination of the implicit rate and management’s assumption that it is reasonably certain to exercise some, but not all, of the renewal options in the MGM-MGP Master Lease, required a high degree of auditor judgment including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of the implicit rate and the assumption that the tenant is reasonably certain to exercise some, but not all, of the renewal options included the following, among others:

•We tested the effectiveness of the control over management’s assessment of the proper lease classification in connection with the MGM Springfield Transaction, including controls related to management’s determination of the implicit rate and management’s assumption that tenant is reasonably certain to exercise some, but not all, of the renewal options.
•We evaluated the classification of the MGM-MGP Master Lease amendment under ASC 842, including recalculating the implicit rate of the lease.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the implicit rate, including the determination of the residual value.
•We evaluated the significant judgments made by management in concluding that it is reasonable that the tenant is reasonably certain to exercise some, but not all of the lease renewal options such that the lease term for MGM Springfield is consistent with the remainder of the MGM-MGP Master Lease, including obtaining lease agreements to examine material lease provisions considered by management in their analysis.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 16, 2022

We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of MGM Growth Properties Operating Partnership LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Growth Properties Operating Partnership LP and subsidiaries (the “Operating Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, cash flows, and partners’ capital, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

“MGM Springfield Transaction — Lease Classification” — Refer to Notes 1, 3 and 6 of the financial statements.

Critical Audit Matter Description

During the year ended December 31, 2021, the Company acquired the real estate assets of MGM Springfield from MGM for $400 million of cash consideration and amended the existing MGM-MGP Master Lease to include MGM Springfield. As a result of this amendment, the Company was required to perform a lease classification analysis under ASC 842 as a lessor. The Company assessed the lease classification, which included assessing the residual value used in the determination of the implicit rate and concluded that the lease will be accounted for as an operating lease.

We identified the assessment of the lease classification of the MGM-MGP Master Lease amendment under ASC 842 as a critical audit matter because the assessment required management to make significant accounting estimates and assumptions related to the residual value of the assets at the end of the lease term. Specifically, determination of the residual value of the leased assets used in the determination of the implicit rate requires significant estimates as to whether the tenant is reasonably certain to exercise each renewal option and estimates of the value of the assets at the end of the lease term. Given these significant estimates and judgments, performing audit procedures to evaluate the reasonableness of management’s determination of the implicit rate and management’s assumption that it is reasonably certain to exercise some, but not all, of the renewal options in the MGM-MGP Master Lease, required a high degree of auditor judgment including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of the implicit rate and the assumption that the tenant is reasonably certain to exercise some, but not all, of the renewal options included the following, among others:

•We tested the effectiveness of the control over management’s assessment of the proper lease classification in connection with the MGM Springfield Transaction, including controls related to management’s determination of the implicit rate and management’s assumption that tenant is reasonably certain to exercise some, but not all, of the renewal options.
•We evaluated the classification of the MGM-MGP Master Lease amendment under ASC 842, including recalculating the implicit rate of the lease.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the implicit rate, including the determination of the residual value.
•We evaluated the significant judgments made by management in concluding that it is reasonable that the tenant is reasonably certain to exercise some, but not all of the lease renewal options such that the lease term for MGM Springfield is consistent with the remainder of the MGM-MGP Master Lease, including obtaining lease agreements to examine material lease provisions considered by management in their analysis.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 16, 2022

We have served as the Operating Partnership’s auditor since 2015.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Real estate investments, net	$8,780,521	$8,310,737
Lease incentive asset	487,141	507,161
Investment in unconsolidated affiliate	816,756	810,066
Cash and cash equivalents	8,056	626,385
Prepaid expenses and other assets	22,237	25,525
Above market lease, asset	38,293	39,867
Operating lease right-of-use assets	278,102	280,565
Total assets	$10,431,106	$10,600,306

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$4,216,877	$4,168,959
Due to MGM Resorts International and affiliates	172	316
Accounts payable, accrued expenses and other liabilities	57,543	124,109
Accrued interest	55,685	48,505
Dividend and distribution payable	140,765	136,484
Deferred revenue	221,542	156,760
Deferred income taxes, net	41,217	33,298
Operating lease liabilities	337,460	341,133
Total liabilities	5,071,261	5,009,564
Commitments and contingencies (Note 13)
Shareholders' equity
Class A shares: no par value, 1,000,000,000 shares authorized, 156,750,325 and 131,459,651 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	3,735,727	3,114,331
Accumulated deficit	(537,715)	(422,897)
Accumulated other comprehensive loss	(41,189)	(51,197)
Total Class A shareholders' equity	3,156,823	2,640,237
Noncontrolling interest	2,203,022	2,950,505
Total shareholders' equity	5,359,845	5,590,742
Total liabilities and shareholders' equity	$10,431,106	$10,600,306

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Rental revenue	$757,941	$768,442	$856,421
Ground lease and other	24,122	24,155	24,657
Total Revenues	782,063	792,597	881,078

Expenses
Depreciation	235,485	236,853	294,705
Property transactions, net	1,710	195,182	10,844
Ground lease expense	23,648	23,681	23,681
Acquisition-related expenses	7,500	980	10,165
General and administrative	18,055	16,076	16,516
Total Expenses	286,398	472,772	355,911

Other income (expense)
Income from unconsolidated affiliate	100,824	89,056	—
Interest income	593	4,345	3,219
Interest expense	(265,942)	(228,786)	(249,944)
Gain (loss) on unhedged interest rate swaps, net	39,071	4,664	(3,880)
Other	(1,643)	(18,999)	(7,615)
	(127,097)	(149,720)	(258,220)
Income from continuing operations before income taxes	368,568	170,105	266,947
Provision for income taxes	(9,328)	(9,734)	(7,598)
Income from continuing operations, net of tax	359,240	160,371	259,349
Income from discontinued operations, net of tax	—	—	16,216
Net income	359,240	160,371	275,565
Less: Net income attributable to noncontrolling interest	(153,737)	(84,242)	(185,305)
Net income attributable to Class A shareholders	$205,503	$76,129	$90,260

Weighted average Class A shares outstanding:
Basic	151,000	129,491	93,047
Diluted	151,194	129,653	93,299

Earnings per Class A share
Income from continuing operations per Class A share (basic)	$1.36	$0.59	$0.92
Income from discontinued operations per Class A share (basic)	—	—	0.05
Earnings per Class A share (basic)	$1.36	$0.59	$0.97

Income from continuing operations per Class A share (diluted)	$1.36	$0.59	$0.92
Income from discontinued operations per Class A share (diluted)	—	—	0.05
Earnings per Class A share (diluted)	$1.36	$0.59	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$359,240	$160,371	$275,565
Unrealized gain (loss) on cash flow hedges	38,578	(89,624)	(35,198)
Comprehensive income	397,818	70,747	240,367
Less: Comprehensive income attributable to noncontrolling interests	(171,250)	(29,455)	(159,639)
Comprehensive income attributable to Class A shareholders	$226,568	$41,292	$80,728

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$359,240	$160,371	$275,565
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net	—	—	(16,216)
Depreciation	235,485	236,853	294,705
Property transactions, net	1,710	195,182	10,844
Amortization of financing costs	11,449	10,024	12,733
Loss on retirement of debt	—	18,129	6,161
Non-cash ground lease, net	1,038	1,036	1,038
Deemed contributions - tax sharing agreement	1,134	6,172	7,008
Straight-line rental revenues, excluding amortization of lease incentive asset	66,293	51,679	41,447
Amortization of lease incentive asset	20,020	20,020	16,360
Amortization of deferred revenue on non-normal tenant improvements	(1,511)	(1,511)	(2,013)
Amortization of cash flow hedges	22,200	9,993	—
(Gain) loss on unhedged interest rate swaps, net	(39,071)	(4,664)	3,880
Share-based compensation	4,827	2,854	2,277
Deferred income taxes	7,919	3,389	(3,725)
Income from unconsolidated affiliate	(100,824)	(89,056)	—
Distributions from unconsolidated affiliate	94,134	80,990	—
Park MGM Transaction	—	—	(605,625)
Distributions received from discontinued operations and other	—	—	40,165
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,151)	352	363
Due to MGM Resorts International and affiliates	(144)	(458)	547
Accounts payable, accrued expenses and other liabilities	(10,908)	(3,255)	(1,616)
Accrued interest	7,180	5,601	16,808
Net cash provided by operating activities - continuing operations	679,020	703,701	100,706
Cash flows from investing activities
MGM Springfield Transaction	(400,000)	—	—
Proceeds from sale of Mandalay Bay real estate assets, net	—	58,615	—
Proceeds from Northfield OpCo Transaction	—	—	3,779
Net cash provided by (used in) investing activities - continuing operations	(400,000)	58,615	3,779
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	40,000	(1,693,750)	(1,115,375)
Proceeds from issuance of bridge loan facility	—	1,304,625	—
Proceeds from issuance of debt	—	1,550,000	750,000
Deferred financing costs	—	(20,653)	(9,983)
Repayment of assumed debt and bridge facilities	—	—	(245,950)
Proceeds from issuance of Class A shares, net	792,852	524,616	1,250,006
Redemption of Operating Partnership units	(1,181,276)	(1,400,000)	—
Dividends and distributions paid	(544,912)	(601,719)	(533,735)
Other	(4,013)	(1,151)	(1,342)
Net cash provided by (used in) financing activities - continuing operations	(897,349)	(338,032)	93,621
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	—	15,591
Cash flows used in investing activities, net	—	—	(12)
Cash flows used in financing activities, net	—	—	(37,900)
Net cash used in discontinued operations	—	—	(22,321)
Change in cash and cash equivalents classified as assets held for sale	—	—	(22,321)
Cash and cash equivalents
Net increase (decrease) for the period	(618,329)	424,284	198,106
Balance, beginning of period	626,385	202,101	3,995
Balance, end of period	$8,056	$626,385	$202,101
Supplemental cash flow disclosures
Interest paid	$225,113	$203,168	$220,616
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$140,765	$136,484	$147,349
Empire City Transaction assets acquired	$—	$—	$625,000
Redemption of Operating Partnership units relating to Northfield OpCo Transaction	$—	$—	$301,373
Investment in MGP BREIT Venture	$—	$802,000	$—
MGP BREIT Venture assumption of bridge loan facility	$—	$1,304,625	$—
The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Class A Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2018	70,911	$—	$1,712,671	$(150,908)	$4,208	$1,565,971	$4,279,535	$5,845,506
Net income	—	—	—	90,260	—	90,260	185,305	275,565
Issuance of Class A shares	42,819	—	1,051,094	—	(1,512)	1,049,582	200,424	1,250,006
Empire City Transaction	—	—	23,940	—	(195)	23,745	355,305	379,050
Park MGM Transaction	—	—	2,512	—	(16)	2,496	29,379	31,875
Northfield OpCo Transaction	—	—	(27,441)	—	2	(27,439)	(271,518)	(298,957)
Cash flow hedges	—	—	—	—	(9,532)	(9,532)	(25,666)	(35,198)
Share-based compensation	—	—	728	—	—	728	1,549	2,277
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	7,008	7,008
Dividends and distributions declared ($1.8725 per share)	—	—	—	(183,733)	—	(183,733)	(378,296)	(562,029)
Other	77	—	2,821	—	—	2,821	88	2,909
Balance at December 31, 2019	113,807	—	2,766,325	(244,381)	(7,045)	2,514,899	4,383,113	6,898,012
Net income*	—	—	—	76,129	—	76,129	72,163	148,292
Issuance of Class A shares*	17,524	—	443,363	—	(646)	442,717	63,481	506,198
MGP BREIT Venture Transaction*	—	—	8,228	—	59	8,287	55,617	63,904
Redemption of temporary equity*	—	—	(106,151)	—	(8,773)	(114,924)	107,392	(7,532)
Reclassification and remeasurements of temporary equity*	—	—	—	—	—	—	(1,405,058)	(1,405,058)
Cash flow hedges*	—	—	—	—	(34,837)	(34,837)	(41,792)	(76,629)
Share-based compensation*	—	—	1,200	—	—	1,200	1,362	2,562
Deemed contribution - tax sharing agreement*	—	—	—	—	—	—	5,125	5,125
Dividends and distributions declared ($1.9375 per share)*	—	—	—	(254,645)	—	(254,645)	(289,321)	(543,966)
Other*	129	—	1,366	—	45	1,411	(1,577)	(166)
Balance at December 31, 2020	131,460	—	3,114,331	(422,897)	(51,197)	2,640,237	2,950,505	5,590,742
Net income	—	—	—	205,503	—	205,503	153,737	359,240
Issuance of Class A shares	25,102	—	660,533	—	(4,172)	656,361	136,491	792,852
Redemption of Operating Partnership units	—	—	(220,627)	—	(6,860)	(227,487)	(953,789)	(1,181,276)
MGM Springfield Transaction	—	—	172,749	—	—	172,749	122,811	295,560
Cash flow hedges	—	—	—	—	21,065	21,065	17,513	38,578
Share-based compensation	—	—	2,752	—	—	2,752	2,075	4,827
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	1,134	1,134
Dividends and distributions declared ($2.0550 per share)	—	—	—	(320,321)	—	(320,321)	(228,873)	(549,194)
Other	188	—	5,989	—	(25)	5,964	1,418	7,382
Balance at December 31, 2021	156,750	$—	$3,735,727	$(537,715)	$(41,189)	$3,156,823	$2,203,022	$5,359,845
(*) Excludes amounts attributable to redeemable noncontrolling interest. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,
	2021	2020
ASSETS
Real estate investments, net	$8,780,521	$8,310,737
Lease incentive asset	487,141	507,161
Investment in unconsolidated affiliate	816,756	810,066
Cash and cash equivalents	8,056	626,385
Prepaid expenses and other assets	22,237	25,525
Above market lease, asset	38,293	39,867
Operating lease right-of-use assets	278,102	280,565
Total assets	$10,431,106	$10,600,306

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,216,877	$4,168,959
Due to MGM Resorts International and affiliates	172	316
Accounts payable, accrued expenses and other liabilities	57,543	124,109
Accrued interest	55,685	48,505
Distribution payable	140,765	136,484
Deferred revenue	221,542	156,760
Deferred income taxes, net	41,217	33,298
Operating lease liabilities	337,460	341,133
Total liabilities	5,071,261	5,009,564
Commitments and contingencies (Note 13)
Partners’ capital
General partner	—	—
Limited partners: 268,123,082 and 279,966,531 Operating Partnership units issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	5,359,845	5,590,742
Total partners’ capital	5,359,845	5,590,742
Total liabilities and partners’ capital	$10,431,106	$10,600,306

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Rental revenue	$757,941	$768,442	$856,421
Ground lease and other	24,122	24,155	24,657
Total Revenues	782,063	792,597	881,078

Expenses
Depreciation	235,485	236,853	294,705
Property transactions, net	1,710	195,182	10,844
Ground lease expense	23,648	23,681	23,681
Acquisition-related expenses	7,500	980	10,165
General and administrative	18,055	16,076	16,516
Total Expenses	286,398	472,772	355,911

Other income (expense)
Income from unconsolidated affiliate	100,824	89,056	—
Interest income	593	4,345	3,219
Interest expense	(265,942)	(228,786)	(249,944)
Gain (loss) on unhedged interest rate swaps, net	39,071	4,664	(3,880)
Other	(1,643)	(18,999)	(7,615)
	(127,097)	(149,720)	(258,220)
Income from continuing operations before income taxes	368,568	170,105	266,947
Provision for income taxes	(9,328)	(9,734)	(7,598)
Income from continuing operations, net of tax	359,240	160,371	259,349
Income from discontinued operations, net of tax	—	—	16,216
Net income	$359,240	$160,371	$275,565

Weighted average units outstanding:
Basic	269,674	310,688	293,885
Diluted	269,868	310,850	294,137

Earnings per unit
Income from continuing operations per unit (basic)	$1.33	$0.52	$0.88
Income from discontinued operations per unit (basic)	—	—	0.06
Earnings per unit (basic)	$1.33	$0.52	$0.94

Income from continuing operations per unit (diluted)	$1.33	$0.52	$0.88
Income from discontinued operations per unit (diluted)	—	—	0.06
Earnings per unit (diluted)	$1.33	$0.52	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$359,240	$160,371	$275,565
Unrealized gain (loss) on cash flow hedges	38,578	(89,624)	(35,198)
Comprehensive income	$397,818	$70,747	$240,367

The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$359,240	$160,371	$275,565
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net	—	—	(16,216)
Depreciation	235,485	236,853	294,705
Property transactions, net	1,710	195,182	10,844
Amortization of financing costs	11,449	10,024	12,733
Loss on retirement of debt	—	18,129	6,161
Non-cash ground lease, net	1,038	1,036	1,038
Deemed contributions - tax sharing agreement	1,134	6,172	7,008
Straight-line rental revenues, excluding amortization of lease incentive asset	66,293	51,679	41,447
Amortization of lease incentive asset	20,020	20,020	16,360
Amortization of deferred revenue on non-normal tenant improvements	(1,511)	(1,511)	(2,013)
Amortization of cash flow hedges	22,200	9,993	—
(Gain) loss on unhedged interest rate swaps, net	(39,071)	(4,664)	3,880
Share-based compensation	4,827	2,854	2,277
Deferred income taxes	7,919	3,389	(3,725)
Income from unconsolidated affiliate	(100,824)	(89,056)	—
Distributions from unconsolidated affiliate	94,134	80,990	—
Park MGM Transaction	—	—	(605,625)
Distributions received from discontinued operations and other	—	—	40,165
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,151)	352	363
Due to MGM Resorts International and affiliates	(144)	(458)	547
Accounts payable, accrued expenses and other liabilities	(10,908)	(3,255)	(1,616)
Accrued interest	7,180	5,601	16,808
Net cash provided by operating activities - continuing operations	679,020	703,701	100,706
Cash flows from investing activities
MGM Springfield Transaction	(400,000)	—	—
Proceeds from sale of Mandalay Bay real estate assets, net	—	58,615	—
Proceeds from Northfield OpCo Transaction	—	—	3,779
Net cash provided by (used in) investing activities - continuing operations	(400,000)	58,615	3,779
Cash flows from financing activities
Net borrowings (repayments) under bank credit facility	40,000	(1,693,750)	(1,115,375)
Proceeds from issuance of bridge loan facility	—	1,304,625	—
Proceeds from issuance of debt	—	1,550,000	750,000
Deferred financing costs	—	(20,653)	(9,983)
Repayment of assumed debt and bridge facilities	—	—	(245,950)
Proceeds from issuance of Class A shares by MGP	792,852	524,616	1,250,006
Redemption of Operating Partnership units	(1,181,276)	(1,400,000)	—
Distributions paid	(544,912)	(601,719)	(533,735)
Other	(4,013)	(1,151)	(1,342)
Net cash provided by (used in) financing activities - continuing operations	(897,349)	(338,032)	93,621
Cash flows from discontinued operations, net
Cash flows provided by operating activities, net	—	—	15,591
Cash flows used in investing activities, net	—	—	(12)
Cash flows used in financing activities, net	—	—	(37,900)
Net cash used in discontinued operations	—	—	(22,321)
Change in cash and cash equivalents classified as assets held for sale	—	—	(22,321)
Cash and cash equivalents
Net increase (decrease) for the period	(618,329)	424,284	198,106
Balance, beginning of period	626,385	202,101	3,995
Balance, end of period	$8,056	$626,385	$202,101
Supplemental cash flow disclosures
Interest paid	$225,113	$203,168	$220,616
Non-cash investing and financing activities
Accrual of distribution payable to Operating Partnership unit holders	$140,765	$136,484	$147,349
Empire City Transaction assets acquired	$—	$—	$625,000
Redemption of Operating Partnership units relating to Northfield OpCo Transaction	$—	$—	$301,373
Investment in MGP BREIT Venture	$—	$802,000	$—
MGP BREIT Venture assumption of bridge loan facility	$—	$1,304,625	$—
The accompanying notes are an integral part of these consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except per unit amounts)

	General Partner	Limited Partners	Total Partners' Capital
Balance at December 31, 2018	$—	$5,845,506	$5,845,506
Net income	—	275,565	275,565
Proceeds from issuance of Class A shares by MGP	—	1,250,006	1,250,006
Empire City Transaction	—	379,050	379,050
Park MGM Transaction	—	31,875	31,875
Northfield OpCo Transaction	—	(298,957)	(298,957)
Cash flow hedges	—	(35,198)	(35,198)
Share-based compensation	—	2,277	2,277
Deemed contribution - tax sharing agreement	—	7,008	7,008
Distributions declared ($1.8725 per unit)	—	(562,029)	(562,029)
Other	—	2,909	2,909
Balance at December 31, 2019	—	6,898,012	6,898,012
Net income*	—	148,292	148,292
Proceeds from issuance of Class A shares by MGP*	—	506,198	506,198
MGP BREIT Venture Transaction*	—	63,904	63,904
Redemption of temporary equity*	—	(7,532)	(7,532)
Reclassification and remeasurements of temporary equity*	—	(1,405,058)	(1,405,058)
Cash flow hedges*	—	(76,629)	(76,629)
Share-based compensation*	—	2,562	2,562
Deemed contribution - tax sharing agreement*	—	5,125	5,125
Distributions declared ($1.9375 per unit)*	—	(543,966)	(543,966)
Other*	—	(166)	(166)
Balance at December 31, 2020	—	5,590,742	5,590,742
Net income	—	359,240	359,240
Proceeds from issuance of Class A shares by MGP	—	792,852	792,852
Redemption of Operating Partnership units	—	(1,181,276)	(1,181,276)
MGM Springfield Transaction	—	295,560	295,560
Cash flow hedges	—	38,578	38,578
Share-based compensation	—	4,827	4,827
Deemed contribution - tax sharing agreement	—	1,134	1,134
Distributions declared ($2.0550 per unit)	—	(549,194)	(549,194)
Other	—	7,382	7,382
Balance at December 31, 2021	$—	$5,359,845	$5,359,845
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

MGP is organized in an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets are owned by and substantially all of its business is conducted through the Operating Partnership, which is owned by MGP, MGM Resorts International (“MGM”), and subsidiaries of MGM, and whose sole general partner is one of MGP’s subsidiaries. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. MGM holds a controlling interest in MGP through its ownership of MGP’s Class B share, but does not hold any of MGP’s Class A shares. The Class B share structure was put in place to align MGM’s voting rights in MGP with its economic interest in the Operating Partnership. MGM will no longer be entitled to the voting rights provided by the Class B share if MGM and its controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%. The operating agreement provides that MGM may only transfer the Class B share (other than transfers to us and MGM’s controlled affiliates) if and to the extent that such transfer is approved by an independent conflicts committee, not to be unreasonably withheld. No par value is attributed to MGP’s Class A and Class B shares.

As of December 31, 2021, there were approximately 268.1 million Operating Partnership units outstanding in the Operating Partnership of which MGM owned approximately 111.4 million, or 41.5%, and MGP owned the remaining 58.5%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the Fair Market Value of a Class A share (as defined in the Operating Partnership’s partnership agreement). The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries.

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

Operating Partnership Unit Redemption - 2021

On March 4, 2021, certain subsidiaries of MGM delivered a notice of redemption to the Company covering approximately 37.1 million Operating Partnership units that they held which was satisfied with aggregate cash proceeds of approximately $1.2 billion, using cash on hand together with the proceeds from the issuance of Class A shares. Refer to Note 10 for further discussion.

VICI Transaction

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

MGM Springfield Transaction

On October 29, 2021, the Company acquired the real estate assets of MGM Springfield from MGM for $400 million of cash consideration (such transaction, the “MGM Springfield Transaction”). MGM Springfield was added to the MGM-MGP Master Lease between the Company and MGM. Following the closing of the transaction, the annual rent payment under the MGM-MGP Master Lease increased by $30 million, $27.0 million of which is fixed and contractually grows at 2% per year with escalators subject to the tenant and, without duplication, the MGM operating subsidiary sublessees of the tenant, collectively meeting an adjusted net revenue to rent ratio. Final regulatory approvals, which were not necessary for the transaction to close, are expected to be received within nine to twelve months following the close of the transaction. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which will provide for the property to be placed into a trust (or, at MGM’s option, be returned to MGM) during the interim period in the event that the regulator finds reasonable cause to believe that the Company may not be found suitable. The property will then remain in trust until a final determination regarding the Company’s suitability is made. Refer to Note 3 for further discussion.

The Mirage Transaction

On December 13, 2021, MGM entered into an agreement to sell the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc (“Hard Rock”). Upon closing, the MGM-MGP Master Lease (or MGM’s master lease with VICI in the event that the VICI Transaction is consummated prior to closing) will be amended and restated to reflect a $90 million reduction in annual cash rent and a new lease will be entered into with Hard Rock to reflect an initial $90 million annual cash rent. The transaction is expected to close during the second half of 2022, subject to certain closing conditions, including, but not limited to, the consummation or termination of the VICI Transaction.

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

Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, MGP Lessor LLC, which is the MGM-MGP Master Lease landlord, a VIE of which the Operating Partnership is the primary beneficiary. As of December 31, 2021, on a consolidated basis, MGP Lessor, LLC had total assets of $8.9 billion primarily related to its real estate investments and total liabilities of $599.9 million primarily related to its deferred revenue and operating lease liabilities.

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

Based upon the terms of the MGM-MGP Master Lease, although the tenant is responsible for all capital expenditures during the term of the lease, if, in the future, a deconsolidation event occurs, the Company will be required to pay the tenant, should the tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP in effect at lease commencement (i.e. ASC 840) (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Inception-to-date Non-Normal Tenant Improvements were $48.4 million through December 31, 2021.

In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements and integral equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the assets (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques. There were no impairment charges related to long-lived assets recognized during the years ended December 31, 2021, 2020, and 2019.

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

“Ground lease and other” on the consolidated statements of operations reflects the non-cash ground lease revenue from the tenant and the amortization of deferred revenue relating to Non-Normal Tenant Improvements.

Northfield generated gaming, food, beverage and other revenue, which primarily consisted of video lottery terminal (“VLT”) wager transactions and food and beverage transactions and such revenue relating to the operations of Northfield is classified as discontinued operations in 2019. Refer to Note 3 for further information.

Ground lease expenses. Ground lease expenses arise from costs which include ground lease rent paid directly by the tenant pursuant to the third-party lessor on behalf of the Company.

Acquisition-related expenses. The Company expenses transaction costs associated with completed or announced acquisitions in the period in which they are incurred. These costs are included in “Acquisition-related expenses” within the consolidated statements of operations.

General and administrative. General and administrative expenses primarily include the salaries and benefits of employees and external consulting costs. In addition, pursuant to a corporate services agreement between the Operating Partnership and MGM (the “Corporate Services Agreement”), MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services. MGM is reimbursed for all costs it incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses of $3.5 million pursuant to the Corporate Services Agreement for each year ended December 31, 2021, 2020 and 2019.

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

Concentrations of credit risk. As of December 31, 2021, all of the Company’s real estate properties have been leased to MGM and all of the Company’s revenues for the period ending December 31, 2021 are derived from the MGM-MGP Master Lease with MGM.

Derivative financial instruments. The Company accounts for its derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging, in which all derivative instruments are reflected at fair value as either assets or liabilities. For derivative instruments that are designated and qualify as hedging instruments, the Company records the gain or loss on the hedge instruments as a component of accumulated other comprehensive income. For derivative instruments that are not designated and do not quality as hedging instruments, the Company records the gain or loss on the derivative instruments as ”Gain (loss) on unhedged interest rate swaps, net” on the consolidated statements of operations.

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

The Empire City Transaction was accounted for as a transaction between entities under common control and, therefore, the Company recorded the Empire City real estate assets at the carryover basis of $625.0 million and recorded the difference between the purchase price of $634.4 million and carryover basis as a reduction to additional paid-in-capital.

Northfield OpCo Transaction

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

The Company’s results for Northfield OpCo for the year ended December 31, 2019 is reflected in discontinued operations on the consolidated statement of operations. The results of the Northfield OpCo discontinued operations are summarized as follows:

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

MGM Springfield Transaction

As discussed in Note 1, on October 29, 2021, the Company acquired the real property associated with MGM Springfield from MGM for cash consideration of $400 million. The Company funded the acquisition primarily with cash on hand and through a $35 million draw under the revolving credit facility. MGM Springfield was added to the MGM-MGP Master Lease, as further discussed in Note 6.

The MGM Springfield Transaction was accounted for as a transaction between entities under common control and, therefore, the Company recorded the MGM Springfield real estate assets at the carryover basis of $695.6 million and recorded the difference between the purchase price of $400 million and carryover basis to additional paid-in-capital.

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

The carrying value of real estate investments is as follows:

	December 31,
	2021	2020
	(in thousands)
Land	$3,522,546	$3,431,228
Buildings, building improvements, land improvements and integral equipment	8,142,008	7,426,110
	11,664,554	10,857,338
Less: Accumulated depreciation	(2,884,033)	(2,546,601)
	$8,780,521	$8,310,737

NOTE 5 — INVESTMENT IN UNCONSOLIDATED AFFILIATE

As of December 31, 2021, the Operating Partnership’s investment in unconsolidated affiliate was comprised of its 50.1% interest in MGP BREIT Venture. The Operating Partnership recorded its share of income of $100.8 million and $89.1 million for the years ended December 31, 2021 and 2020, respectively, as “Income from unconsolidated affiliate” in the consolidated statements of operations. Additionally, the Operating Partnership received $94.1 million and $81.0 million in distributions from MGP BREIT Venture during the years ended December 31, 2021 and 2020, respectively.

Summarized balance sheet information of MGP BREIT Venture is as follows:

	December 31,
	2021	2020
	(in thousands)
Real estate investments, net	$4,439,851	$4,523,638
Other assets	193,200	95,342
Debt, net	2,994,782	2,994,269
Other liabilities	8,018	7,811

Summarized results of operations of MGP BREIT Venture are as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Net revenues	$394,725	$346,481
Net income	201,246	177,757

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

NOTE 6 — LEASES

MGM-MGP Master Lease. The MGM-MGP Master Lease is accounted for as an operating lease and has an initial lease term of ten years that began on April 25, 2016 (other than with respect to MGM National Harbor as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant (with additional renewal options with respect to MGM Springfield, as described below). The lease provides that any extension of its term must apply to all of the real estate under the lease at the time of the extension. With respect to MGM National Harbor, the initial lease term ends on August 31, 2024. Thereafter, the initial term of the lease with respect to MGM National Harbor may be renewed at the option of the tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the lease or the next renewal term (depending on whether MGM elects to renew the other properties under the lease in connection with the expiration of the initial ten-year term). If, however, the tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the lease, the tenant would also lose the right to renew the lease with respect to the rest of the properties when the initial ten-year lease term ends related to the rest of the properties in 2026. In addition to the four five-year renewal terms, the term of the lease with respect to MGM Springfield may be extended for an additional four five-year renewal terms.

The lease has a triple-net structure, which requires the tenant to pay substantially all costs associated with the lease, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the lease provides MGP with a right of first offer with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, which MGP may exercise should MGM elect to sell such property in the future.

Rent under the lease consists of a “base rent” component and a “percentage rent” component. As of December 31, 2021, the base rent represents approximately 91% of the rent payments due under the lease and the percentage rent represents approximately 9% of the rent payments due under the lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, beginning on April 1, 2022, the annual escalator of 2.0% will be subject to the tenant and, without duplication, the MGM operating subsidiary sublessees of the tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). With respect to the additional renewal terms for MGM Springfield, for the first two additional renewal terms, base rent will include a fixed annual rent escalator of 2.0%, subject to the tenant and the MGM operating subsidiary sublessee of our tenant, collectively meeting an adjusted net revenue to rent ratio, discussed above. For each lease year subsequent to the first two additional renewal terms, the base rent shall be the Fair Market Rent (as defined in the MGM-MGP Master Lease) in respect of MGM Springfield. The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average annual adjusted net revenues of the tenant and, without duplication, the operating subtenants, from the leased properties subject to the lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual adjusted net revenues, excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).

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

In connection with the commencement of the sixth lease year on April 1, 2021 and the corresponding 2.0% fixed annual rent escalator that went into effect on such date, the base rent under the MGM-MGP Master Lease increased to $764.9 million, resulting in total annual rent under the MGM-MGP Master Lease of $842.8 million.

On October 29, 2021, in connection with the MGM Springfield Transaction, MGM Springfield was added to the MGM-MGP Master Lease and the annual rent payment increased by $30 million. Consistent with the lease terms, 90% of this rent is fixed and will contractually grow at 2.0% per year until 2022. As a result, the total annual rent under the MGM-MGP Master Lease increased to $872.8 million. The Company assessed the lease classification for the MGM Springfield property, which included determining, for lease classification purposes, that the tenant is reasonably certain to exercise lease renewal options to the extent that the lease term for MGM Springfield is consistent with that of the other MGM-MGP Master Lease properties, and also included estimating the residual value used in the determination of the implicit rate, and concluded that the lease will be accounted for as an operating lease.

Straight-line rental revenues from the MGM-MGP Master Lease, which includes lease incentive asset amortization, were $757.9 million, $768.4 million, and $856.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company also recognized revenue related to ground lease and other of $24.1 million, $24.2 million, and $24.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Under the MGM-MGP Master Lease, future non-cancelable minimum cash rental payments, which are the payments under the initial 10-year term through April 30, 2026 and do not include renewal options and, with respect to MGM National Harbor, through August 31, 2024, are as follows as of December 31, 2021:

Year ending December 31,	(in thousands)
2022	$812,086
2023	791,861
2024	760,161
2025	696,760
2026	232,253
Thereafter	—
Total	$3,293,121

Lessee Leases. The Company is a lessee of land underlying MGM National Harbor and a portion of the land underlying Borgata and Beau Rivage. The Company is obligated to make lease payments through the non-cancelable term of the ground leases, which is through 2051 for Beau Rivage, 2070 for Borgata, and 2082 for MGM National Harbor. These ground leases will be paid by the tenant under the MGM-MGP Master Lease through 2046 (including renewal periods). Components of lease expense for each of the years ended December 31, 2021 and December 31, 2020 include operating lease cost of $23.8 million. Other information related to the Company’s operating leases was as follows:

Supplemental balance sheet information	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	56	58
Weighted average discount rate (%)	7%	7%

Maturities of operating lease liabilities were as follows:

Year ending December 31,	(in thousands)
2022	$24,603
2023	24,478
2024	24,449
2025	24,449
2026	24,449
Thereafter	1,249,430
Total future minimum lease payments	1,371,858
Less: Amount of lease payments representing interest	(1,034,398)
Total	$337,460

NOTE 7 — DEBT

Debt consists of the following:

	December 31,
	2021	2020
	(in thousands)
Senior secured revolving credit facility	$50,000	$10,000
5.625% senior notes, due 2024	1,050,000	1,050,000
4.625% senior notes, due 2025	800,000	800,000
4.50% senior notes, due 2026	500,000	500,000
5.75% senior notes, due 2027	750,000	750,000
4.50% senior notes, due 2028	350,000	350,000
3.875% senior notes, due 2029	750,000	750,000
	4,250,000	4,210,000
Less: Unamortized discount and debt issuance costs	(33,123)	(41,041)
	$4,216,877	$4,168,959

Operating Partnership credit agreement and bridge facility. At December 31, 2021, the Operating Partnership senior secured credit facility consisted of a $1.4 billion revolving credit facility. The revolving facility bears interest of London Inter-bank Offered Rate (“LIBOR”) plus 1.75% to 2.25% determined by reference to a total net leverage ratio pricing grid. At December 31, 2021, the interest rate on the revolving facility was 1.85%. The revolving facility will mature in June 2023.

The Operating Partnership’s senior credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership senior secured credit facility at December 31, 2021. See Note 8 for further discussion of the Operating Partnership’s interest rate swap agreements.

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

The credit agreement contains customary representations and warranties, events of default and positive and negative covenants. The revolving credit facility also requires that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its financial covenants at December 31, 2021.

The revolving credit facility and the term loan facilities are both guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, except MGM Springfield reDevelopment, LLC, which owns the real estate assets of MGM Springfield, and secured by a first priority lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on its real estate, excluding the real estate assets of MGM National Harbor, Empire City, and MGM Springfield, and subject to other customary exclusions.

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

Maturities of debt. Maturities of the principal amount of the Operating Partnership’s debt as of December 31, 2021 are as follows:

Year ending December 31,	(in thousands)
2022	$—
2023	50,000
2024	1,050,000
2025	800,000
2026	500,000
Thereafter	1,850,000
$4,250,000

Fair value of debt. The estimated fair value of the Operating Partnership’s debt was $4.6 billion and $4.5 billion at December 31, 2021 and 2020, respectively. Fair value was estimated using quoted market prices for the Operating Partnership’s senior notes and senior secured credit facility.

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

In June 2019, the Operating Partnership entered into interest rate swap agreements, effective November 30, 2021, that were to mature in December 2024 with a combined notional amount of $900 million. The weighted average fixed rate paid under the swap agreements was 1.801% and the variable rate received reset monthly to the one-month LIBOR with no minimum floor.

Subsequently, in June 2021, the Operating Partnership modified and extended certain of its existing interest rate swaps with a combined notional amount of $900 million, effective June 30, 2022. The weighted average fixed rate paid under the modified swap agreements is 1.940% and the variable rate received resets monthly to the one-month LIBOR with no minimum floor. The maturity dates were extended to June 30, 2027.

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

In connection with prepayments of $541 million on the Operating Partnership’s senior credit facility in November 2019, as well as in contemplation of the proceeds that will be received upon settlement of the 12.0 million shares under forward purchase agreements discussed in Note 10, the Operating Partnership determined that such debt cash flows were no longer considered probable of occurring. As a result, the Operating Partnership de-designated the corresponding $600 million notional of interest rate swaps and reclassified the loss of $4.9 million reported in accumulated other comprehensive income relating to such notional into earnings within “Gain (loss) on unhedged interest rate swaps, net” on the consolidated income statements for the year ended December 31, 2019.

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

Changes in the fair value of the interest rate swaps that do not qualify for hedge accounting are also reflected in earnings within “Gain (loss) on unhedged interest rate swaps, net” on the consolidated income statements. The Operating Partnership recorded a $39.1 million gain, $2.1 million gain and a $1.0 million gain relating to such fair value changes for the year ended December 31, 2021, 2020 and 2019, respectively.

The interest rate swaps as of December 31, 2021 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Liability	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$900,000	1.940%	$(25,299)	June 30, 2022	June 30, 2027
$900,000		$(25,299)

Derivatives not designated as hedges:
$300,000	1.158%	$(969)	September 6, 2019	December 31, 2024
400,000	2.252%	(26,319)	October 1, 2019	December 31, 2029
$700,000		$(27,288)
		$(52,587)

The interest rate swaps as of December 31, 2020 are summarized in the table below.

Notional Amount	Weighted Average Fixed Rate	Fair Value Liability	Effective Date	Maturity Date
(in thousands, except percentages)
Derivatives designated as hedges:
$900,000	1.801%	$(41,131)	November 30, 2021	December 31, 2024
$900,000		$(41,131)

Derivatives not designated as hedges:
$1,200,000	1.844%	$(18,889)	May 3, 2017	November 30, 2021
300,000	1.158%	(10,451)	September 6, 2019	December 31, 2024
400,000	2.252%	(48,453)	October 1, 2019	December 31, 2029
$1,900,000		$(77,793)
		$(118,924)

As of December 31, 2021 and 2020, the Operating Partnership’s interest rate swaps that are in a liability position are recorded within “Accounts payable, accrued expenses and other liabilities”.

NOTE 9 — INCOME TAXES

The Company elected to be taxed as a REIT as defined under Section 856(a) of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, except as described below, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company distributed 100% of its taxable income in the taxable year ended December 31, 2021 and expects to do so in future years. Accordingly, the consolidated financial statements do not reflect a provision for federal income taxes for its REIT operations; however, the Company was subject to federal, state and local income tax on its TRS operations which were disposed of during 2019 and may still be subject to federal excise tax, as well as certain state and local income and franchise taxes on its REIT operations. The Company’s TRS owned the real estate assets and operations of Northfield until it liquidated on April 1, 2019. The Company recorded a tax provision of $2.9 million in discontinued operations and a tax benefit of $1.1 million in continuing operations for a total tax provision of $1.8 million related to the operations of the TRS for the year ended December 31, 2019 and has no provision relating to TRS operations subsequent to the liquidation.

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

The MGM-MGP Master Lease landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the consolidated financial statements as if the MGM-MGP Master Lease landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the MGM-MGP Master Lease landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the MGM-MGP Master Lease landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return and, accordingly, the income tax balances related to such taxes are reflected within

“Noncontrolling interest” within the consolidated financial statements. No amounts are due to MGM under the tax sharing agreement as of December 31, 2021 or December 31, 2020.

The provision for income taxes on continuing operations is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Federal:
Deferred	$—	$—	$(1,058)
Provision for federal income taxes on continuing operations	$—	$—	$(1,058)
State:
Current	$9,344	$6,345	$7,309
Deferred	(16)	3,389	1,347
Provision for state income taxes on continuing operations	$9,328	$9,734	$8,656

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal income tax statutory rate	21.0%	21.0%	21.0%
Income not subject to federal income tax	(21.0)	(21.0)	(21.4)
State taxes	2.5	5.7	3.2
Effective tax rate on income from continuing operations	2.5%	5.7%	2.8%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax liability – federal and state
Real estate investments, net	$(41,217)	$(33,298)
Total deferred tax liability	(41,217)	(33,298)
Net deferred tax liability	$(41,217)	$(33,298)

The Company assesses its tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts. The Company currently has no uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were recorded for the years ended December 31, 2021, 2020, or 2019.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As of December 31, 2021, federal and Mississippi income tax returns for tax years 2018 and after, and all other state and local income tax returns filed for tax years 2017 and after, are subject to examination by the relevant taxing authorities.

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

On May 12, 2021, the Company resumed its 2019 ATM program to offer and sell the remaining $117.7 million of aggregate cash proceeds from sales of Class A shares under the $300 million program through sales agents at prevailing market prices or agreed-upon prices. The Company issued 3.3 million Class A shares for net proceeds of $116.8 million during the year ended December 31, 2021 and completed its ATM program.

Operating Partnership capital and noncontrolling interest ownership transactions. The following discloses the effects of changes in the Company’s ownership percentage interest in its subsidiary, the Operating Partnership, on the Class A shareholders’ equity:

	For the years ended
	2021	2020	2019
	(in thousands)
Net income attributable to MGM Growth Properties	$205,503	$76,129	$90,260
Transfers from/(to) noncontrolling interest:
Empire City Transaction	—	—	23,745
Issuance of Class A shares	656,361	442,717	1,049,582
Park MGM Transaction	—	—	2,496
Northfield OpCo Transaction	—	—	(27,439)
MGP BREIT Venture Transaction	—	8,287	—
Redemption of temporary equity	—	(114,924)	—
Redemption of Operating Partnership units	(227,487)	—	—
Other	(840)	1,275	1,183
Net transfers from noncontrolling interest	428,034	337,355	1,049,567
Change from net income attributable to MGM Growth Properties and transfers to noncontrolling interest	$633,537	$413,484	$1,139,827

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

Proceeds from the issuance of Class A shares by MGP - March 2021. On March 15, 2021, the Company completed a registered offering of Class A shares for net proceeds of approximately $676.0 million, which such proceeds were used to satisfy, in part, the Company’s obligations under the notice of redemption of Operating Partnership units from MGM, as discussed below.

Redemption of Operating Partnership units - March 2021. On March 4, 2021, certain subsidiaries of MGM delivered a notice of redemption to the Company covering approximately 37.1 million Operating Partnership units that they held, in accordance with the terms of the Operating Partnership’s partnership agreement. In accordance with the terms of such agreement, upon receipt of the notice of redemption, the Company formed a conflicts committee to determine the mix of consideration that it would provide for the Operating Partnership units. The conflicts committee determined that the Company would redeem approximately 15.3 million Operating Partnership units for cash on March 12, 2021 (with such Operating Partnership units retired upon redemption) and would satisfy its remaining obligation under that notice covering the remaining 21.9 million Operating Partnership units using the proceeds, net of underwriters’ discount, from an offering of MGP’s Class A shares on March 15, 2021, for aggregate cash proceeds paid of approximately $1.2 billion. As a result of these collective transactions, MGP’s indirect ownership percentage in the Operating Partnership increased from 47.0% to 57.9%.

MGP Class A share issuance - ATM Program. During the year ended December 31, 2021, in connection with the Company’s issuance of Class A shares under the ATM program, which completed its ATM program, the Operating Partnership issued 3.3 million Operating Partnership units to the Company. As a result of these issuances, MGP’s ownership percentage in the Operating Partnership was 58.4% as of the date of completion of the ATM program.

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

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at December 31, 2018	$4,306	$(98)	$4,208
Other comprehensive loss before reclassifications	(34,476)	—	(34,476)
Amounts reclassified from accumulated other comprehensive loss to interest expense	(5,599)	—	(5,599)
Amounts reclassified from accumulated other comprehensive loss to (gain)/loss on unhedged interest rate swaps	4,877	—	4,877
Other comprehensive loss	(35,198)	—	(35,198)
Other changes in accumulated other comprehensive loss:
Empire City Transaction	—	(195)	(195)
Issuance of Class A shares	—	(1,512)	(1,512)
Park MGM Transaction	—	(16)	(16)
Northfield OpCo Transaction	—	2	2
Changes in accumulated other comprehensive loss:	(35,198)	(1,721)	(36,919)
Less: Other comprehensive loss attributable to noncontrolling interest	25,666	—	25,666
Balance at December 31, 2019	(5,226)	(1,819)	(7,045)
Other comprehensive loss before reclassifications	(104,999)	—	(104,999)
Amounts reclassified from accumulated other comprehensive loss to interest expense	17,922	—	17,922
Amounts reclassified from accumulated other comprehensive loss to (gain)/loss on unhedged interest rate swaps	(2,547)	—	(2,547)
Other comprehensive loss	(89,624)	—	(89,624)
Other changes in accumulated other comprehensive loss:
Issuance of Class A shares	—	(646)	(646)
MGP BREIT Venture Transaction	—	59	59
Redemption of temporary equity	—	(8,773)	(8,773)
Other	—	45	45
Changes in accumulated other comprehensive loss:	(89,624)	(9,315)	(98,939)
Less: Other comprehensive loss attributable to noncontrolling interest	54,787	—	54,787
Balance at December 31, 2020	(40,063)	(11,134)	(51,197)
Other comprehensive income before reclassifications	16,378	—	16,378
Amounts reclassified from accumulated other comprehensive loss to interest expense	22,200	—	22,200
Other comprehensive income	38,578	—	38,578
Other changes in accumulated other comprehensive loss:
Issuance of Class A shares	—	(4,172)	(4,172)
Redemption of Operating Partnership units	—	(6,860)	(6,860)
Other	—	(25)	(25)
Changes in accumulated other comprehensive loss:	38,578	(11,057)	27,521
Less: Other comprehensive income attributable to noncontrolling interest	(17,513)	—	(17,513)
Balance at December 31, 2021	$(18,998)	$(22,191)	$(41,189)

At December 31, 2021, the estimated amount currently recorded in accumulated other comprehensive loss that will be recognized in earnings over the next 12 months is not material.

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

A summary of the Company’s stock distributions for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Year Ended December 31,
	2021		2020		2019
Non-qualified dividends	$1.6363	81.11%	$1.4649	76.30%	$1.6134	87.21%
Return of capital	0.3812	18.89%	0.4551	23.70%	0.2366	12.79%
Total	$2.0175	100.00%	$1.9200	100.00%	$1.8500	100.00%
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

	Twelve Months Ended December 31,
	2021	2020	2019
	(in thousands)
Numerator:
Income from continuing operations, net of tax	$359,240	$160,371	$259,349
Less: Income from continuing operations attributable to noncontrolling interest	(153,737)	(84,242)	(173,871)
Income from continuing operations attributable to Class A shares - basic and diluted	205,503	76,129	85,478
Income from discontinued operations, net of tax	—	—	16,216
Less: Income from discontinued operations attributable to noncontrolling interest	—	—	(11,434)
Income from discontinued operations attributable to Class A shares - basic and diluted	—	—	4,782
Net income attributable to Class A shares - basic and diluted	$205,503	$76,129	$90,260
Denominator:
Weighted average Class A shares outstanding (1) - basic	151,000	129,491	93,047
Effect of dilutive shares for diluted net income per Class A share (2)	194	162	252
Weighted average Class A shares outstanding (1) - diluted	151,194	129,653	93,299

(1)    Includes weighted average deferred share units granted to certain members of the board of directors.
(2)    Less than 0.1 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for each of the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

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

	Twelve Months Ended December 31,
	2021	2020	2019
	(in thousands)
Numerator:
Income from continuing operations, net of tax, attributable to unitholders - basic and diluted	$359,240	$160,371	$259,349
Income from discontinued operations, net of tax - basic and diluted	—	—	16,216
Net income attributable to unitholders - basic and diluted	$359,240	$160,371	$275,565
Denominator:
Weighted average Operating Partnership units outstanding (1) - basic	269,674	310,688	293,885
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	194	162	252
Weighted average Operating Partnership units outstanding (1) - diluted	269,868	310,850	294,137

(1)    Includes weighted average deferred share units granted to certain members of the Board of Directors.
(2)    Less than 0.1 million units related to outstanding share-based compensation awards were excluded due to being antidilutive for each of the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

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

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2021

		Acquisition Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period(a)
Property(b) (f)	Encumbrances	Land	Building, Improvements and Other	Land	Building, Improvements and Other	Land	Building, Improvements and Other	Total	Accumulated Depreciation	Year Acquired(c)	Useful Life
Investment Properties:
New York-New York(e)	d	$183,010	$585,354	$—	$—	$183,010	$584,230	$767,240	$(362,352)	2016	g
The Mirage	d	1,017,562	760,222	—	—	1,017,562	746,186	1,763,748	(560,213)	2016	g
Luxor	d	440,685	710,796	—	—	440,685	699,688	1,140,373	(417,117)	2016	g
Excalibur	d	814,805	342,685	—	43,945	814,805	383,474	1,198,279	(182,047)	2016	g
Park MGM	d	291,035	376,625	—	103,406	291,035	362,743	653,778	(147,077)	2016	g
Beau Rivage	d	104,945	561,457	—	—	104,945	550,728	655,673	(298,870)	2016	g
MGM Grand Detroit	d	52,509	597,324	—	—	52,509	596,675	649,184	(221,588)	2016	g
Gold Strike Tunica	d	3,609	179,146	—	—	3,609	177,766	181,375	(101,710)	2016	g
Borgata	d	35,568	1,264,432	—	—	35,568	1,249,272	1,284,840	(187,546)	2016	g
MGM National Harbor	—	—	1,183,909	—	—	—	1,204,911	1,204,911	(203,663)	2017	g
MGM Northfield Park	d	392,500	376,842	—	—	392,500	373,324	765,824	(47,078)	2018	g
Empire City	—	95,000	530,000	—	—	95,000	530,000	625,000	(72,051)	2019	g
MGM Springfield	—	91,318	682,330	—	—	91,318	682,330	773,648	(82,350)	2021	g
		3,522,546	8,151,122	—	147,351	3,522,546	8,141,327	11,663,873	(2,883,662)
Corporate Property:
MGP Corporate Office		—	488	—	192	—	681	681	(371)	2017	g
		$3,522,546	$8,151,610	$—	$147,543	$3,522,546	$8,142,008	$11,664,554	$(2,884,033)

(a)The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $8.9 billion.
(b)All of the properties are large-scale destination entertainment and gaming-related properties, with the exception of MGP Corporate Office. See “Item 1 — Business — Our Properties” for additional detail about our properties.
(c)We have omitted the date of construction of our properties on the basis that compiling this disclosure on a site-by-site basis would be impracticable because the majority of the real estate assets were constructed by other companies prior to acquisition and have had additions, expansions, and renovations subsequent to the original construction.
(d)The assets comprising these Properties collectively secure the entire amount of the Operating Partnership’s senior secured credit facility.
(e)Includes The Park dining and entertainment district.
(f)This schedule does not include properties owned by MGP BREIT Venture.
(g)Depreciation is computed based on the following estimated useful lives:

Buildings and building improvements	20 to 40 years
Land improvements	10 to 20 years
Fixtures and integral equipment	3 to 20 years

Reconciliation of Real Estate

	2021	2020	2019
Balance at beginning of year	$10,857,338	$13,924,496	$13,318,334
Additions (1)	773,648	—	625,000
Dispositions and write-offs (2)	(4,666)	(3,067,158)	(27,377)
Other	38,234	—	8,539
Balance at end of year	$11,664,554	$10,857,338	$13,924,496

(1)2021 includes $773.6 million resulting from the Operating Partnership’s acquisition of the real estate assets of MGM Springfield. 2019 includes $625.0 million resulting from the Operating Partnership’s acquisition of the real estate assets of Empire City.
(2)2020 includes $3.1 billion resulting from the contribution of Mandalay Bay to MGP BREIT Venture as part of the MGP BREIT Venture Transaction.

Reconciliation of Accumulated Depreciation

	2021	2020	2019
Balance at beginning of year	$(2,546,601)	$(3,096,524)	$(2,812,205)
Depreciation expense	(235,485)	(236,853)	(294,705)
Dispositions and write-offs (1)	2,956	786,776	16,533
Additions and other (2)	(104,903)	—	(6,147)
Balance at end of year	$(2,884,033)	$(2,546,601)	$(3,096,524)

(1)2020 includes $785.3 million relating to the contribution of Mandalay Bay to MGP BREIT Venture as part of the MGP BREIT Venture Transaction.
(2)2021 includes $78.0 million resulting from the Operating Partnership’s acquisition of the real estate assets of MGM Springfield.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Controls and Procedures with respect to MGP

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Based on its evaluation as of December 31, 2021, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Evaluation of Disclosure Controls and Procedures

The Operating Partnership established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures as of December 31, 2021. Based on this evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Responsibilities

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Sections 13a-15(f) and 15d-15(f) of the Exchange Act) for MGM Growth Properties Operating Partnership LP and subsidiaries (the “Operating Partnership”).

Objective of Internal Control over Financial Reporting

In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Operating Partnership as of and for the periods presented in this annual report. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Operating Partnership’s management, including its principal executive officer and principal financial officer, as appropriate for all timely decisions regarding required disclosure. Significant elements of the Operating Partnership’s internal control over financial reporting include, for example:

•Hiring skilled accounting personnel and training them appropriately;
•Written accounting policies;
•Written documentation of accounting systems and procedures;
•Segregation of incompatible duties;
•Internal audit function to monitor the effectiveness of the system of internal control; and
•Oversight by an independent Audit Committee of the Board of Directors.

Management’s Evaluation

Management, with the participation of the Operating Partnership’s principal executive officer and principal financial officer, has evaluated the Operating Partnership’s internal control over financial reporting using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation as of December 31, 2021, management believes that the Operating Partnership’s internal control over financial reporting is effective in achieving the objectives described above.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Information about our Executive Officers” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which we expect to file with the SEC within 120 days after December 31, 2021 (the “Proxy Statement”), or an amendment on Form 10-K/A filed with the SEC within 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Board of Directors Report” in the Proxy Statement, when filed, or an amendment on Form 10-K/A filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Shareholders” and “Election of Directors” in the Proxy Statement, when filed, or an amendment on Form 10-K/A filed with the SEC within 120 days after the end of our fiscal year.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2021:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(in thousands)
Equity compensation plans approved by shareholders(1)	330	N/A	1,556
Equity compensation plans not approved by shareholders	—	—	—
Total	330	N/A	1,556

(1)    As of December 31, 2021 we had restricted share units, performance share units and deferred share units outstanding. These awards do not have an exercise price. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under “Certain Relationships and Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement, when filed, or an amendment on Form 10-K/A filed with the SEC within 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information appearing under “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, when filed, or an amendment on Form 10-K/A filed with the SEC within 120 days after the end of our fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1).    Financial Statements. The following consolidated financial statements of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP are filed as part of this report under Item 8 - “Financial Statements and Supplementary Data.”

Reports of Independent Registered Public Accounting Firm on MGM Growth Properties LLC
Report of Independent Registered Public Accounting Firm on MGM Growth Properties Operating Partnership
MGM Growth Properties LLC:
Consolidated Balance Sheets — December 31, 2021 and 2020
Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
MGM Growth Properties Operating Partnership LP:
Consolidated Balance Sheets — December 31, 2021 and 2020
Years Ended December 31, 2021, 2020, and 2019
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
Schedule III — Real Estate and Accumulated Depreciation — December 31, 2021

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

Exhibit Number	Description
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

4.16
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

4.17
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

4.18
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

Exhibit Number	Description
4.19
First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of June 5, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.20
First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of November 19, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.21
Description of Class A Shares representing Limited Liability Company Interests of MGM Growth Properties LLC (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K filed with the Commission on February 23, 2021)

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

10.7
Sixth Amendment to Master Lease, dated as of February 14, 2020, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 18, 2020)

10.8
Seventh Amendment to Master Lease Agreement, dated as of October 29, 2021, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Resorts International filed on October 29, 2021)

10.9
Credit Agreement dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, the financial institutions referred to as Lenders therein and the Administrative Agent (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on April 25, 2016)

10.10
First Amendment to Credit Agreement, dated October 26, 2016, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 26, 2016)

10.11
Second Amendment to Credit Agreement, dated May 1, 2017, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 1, 2017)

10.12
Third Amendment to Credit Agreement, dated March  23, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 26, 2018)

10.13
Fourth Amendment to Credit Agreement, dated June 14, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 18, 2018)

10.14
Fifth Amendment to Credit Agreement, dated as of February 14, 2020, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on February 18, 2020)

10.15
Corporate Services Agreement between MGM Growth Properties Operating Partnership LP and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 25, 2016)

10.16
Amended and Restated Registration Rights Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of October 5, 2017 (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on March 1, 2018)

10.17
IP License Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on April 25, 2016)

Exhibit Number	Description
†10.18
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

†10.20
Second Amendment to the Hotel and Casino Ground Lease, dated November 24, 2015 between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.4(5) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

10.21
Third Amendment to the Hotel and Casino Ground Lease, dated August 21, 2017, between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of MGM Resorts International filed on November 9, 2017)

10.22
Amended and Restated Limited Liability Company Agreement of MGP BREIT Venture 1 LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 18, 2020)

10.23
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

10.25
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

10.26
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

10.27
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

10.28*	Employment Agreement of James C. Stewart, effective as of May 1, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 20, 2019) †
10.29*	Employment Agreement of Andy H. Chien, effective as of May 1, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 20, 2019) †
10.30*	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016)
10.31*	Omnibus Amendment to Relative Performance Share Units (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on April 30, 2021)
10.32*	Omnibus Amendment to Restricted Share Units and Performance Share Units (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 6, 2021)
10.33*	Second Omnibus Amendment to Performance Share Units
10.34*	Annual Performance-Based Incentive Plan (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016)
10.35*	Amended and Restated Change of Control Policy for Executive Officers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 15, 2021)
10.36*	MGM Growth Properties LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on April 25, 2016)
10.37*	2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on April 25, 2016)
10.38*	Form of 2016 Performance Share Units Agreement (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed on April 25, 2016)

Exhibit Number	Description
10.39*	Form of 2016 Performance Share Units Agreement (Bonus) (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed on April 25, 2016)
10.40*	Form of 2016 Restricted Share Units Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K filed on April 25, 2016)
10.41*	Form of 2016 Restricted Share Units Agreement (Employees) (incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed on April 25, 2016)
10.42*	Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K filed on April 25, 2016)
10.43*	Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on April 25, 2016)
10.44*	Form of Restricted Stock Unit Agreement (2018 Bonus RSUs) (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 4, 2018)
10.45*	Form of Restricted Stock Unit Agreement (Bonus RSUs) (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on May 4, 2018)
10.46*	Form of Restricted Share Unit Agreement (for awards granted in November 2019 and thereafter) (incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed on February 23, 2021)
10.47*	Form of Performance Share Unit Agreement (for awards granted in November 2019 and thereafter) (incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K filed on February 23, 2021)
10.48*	Form of Restricted Share Unit Agreement (for awards granted in November 2021 and thereafter)
21.1	Subsidiaries of MGM Growth Properties LLC
21.2	Subsidiaries of MGM Growth Properties Operating Partnership LP
22.1	Subsidiary Guarantors
23.1	Consent of Deloitte & Touche LLP for MGM Growth Properties LLC
23.2	Consent of Deloitte & Touche LLP for MGM Growth Properties Operating Partnership LP
23.3	Consent of Deloitte & Touche LLP for MGP BREIT Venture 1 LLC
23.4	Consent of Deloitte & Touche LLP for MGP BREIT Venture 1 LLC
31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
99.1
Audited financial statements of MGP BREIT Venture 1 LLC as of December 31, 2021 and 2020, and for the year ended December 31, 2021 and for the period from February 14, 2020 (Date of Inception) through December 31, 2020

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.

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

Dated: February 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer (Principal Executive Officer)	February 16, 2022
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 16, 2022
Andy H. Chien
/S/ PAUL SALEM	Chairman of the Board	February 16, 2022
Paul Salem
/S/ COREY SANDERS	Director	February 16, 2022
Corey Sanders
/S/ JOHN M. MCMANUS	Director	February 16, 2022
John M. McManus
/S/ KATHRYN COLEMAN	Director	February 16, 2022
Kathryn Coleman
/S/ THOMAS ROBERTS	Director	February 16, 2022
Thomas Roberts
/S/ CHARLES IRVING	Director	February 16, 2022
Charles Irving
/S/ DANIEL J. TAYLOR	Director	February 16, 2022
Daniel J. Taylor

SIGNATURES

Pursuant to the requirements of Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada, on February 16, 2022.

MGM Growth Properties Operating Partnership LP

By:	MGM Growth Properties OP GP LLC
By:	/s/ JAMES C. STEWART
Name: James C. Stewart
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: February 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer (Principal Executive Officer)	February 16, 2022
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 16, 2022
Andy H. Chien
/S/ JOHN M. MCMANUS	Manager	February 16, 2022
John M. McManus
/S/ COREY SANDERS	Manager	February 16, 2022
Corey Sanders