Form 10-K/A
period 2021-12-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2022-04-13
CIK 1656936, 1691299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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
None.

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

*
As a voluntary filer not subject to reporting requirements, MGM Growth Properties Operating Partnership LP has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months that would have been required had it been subject to such requirements.

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
MGM Growth Properties LLC    Yes  ☐     No  ☒
MGM Growth Properties Operating Partnership LP     Yes ☐     No    ☒
The

aggregate market value of the Registrant’s Class A shares held by non-affiliates
of the Registrant as of June 30, 2021 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2021) was $
5.7
 billion. As of
April 11
, 2022,
156,753,272
shares of the Registrant’s Class A shares, no par value, were outstanding.
There is no public trading market for the limited partnership units of MGM Growth Properties Operating Partnership LP. As a result, the aggregate market value of such units cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: Deloitte & Touche LLP	Auditor Location: Las Vegas, Nevada	PCAOB ID Number: 34

PART III

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(the “Amendment”) amends the Annual Report on Form
10-K
(the “Form
10-K”)
of MGM Growth Properties LLC (the “Company”) and MGM Growth Properties Operating Partnership LP (the “Operating Partnership”) for the fiscal year ended December 31, 2021 (the “2021 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2022. The Company is filing this Amendment to amend Part III of the Form
10-K
to include the information required by and not included in Part III of the Form
10-K
because the Company does not intend to file its definitive proxy statement within 120 days of the end of the 2021 Fiscal Year.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Form
10-K.
The Form
10-K
continues to speak as of the date of the Form
10-K,
and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form
10-K
other than as expressly indicated in this Amendment.
Part III
Item 10.
 Directors and Executive Officers of the Registrants.
The following sets forth, for each director, his or her name, age as of the date of this Amendment, principal occupation for at least the past five years and certain other matters.

Name	Age
Katheryn Coleman	62
Charles Irving	60
John McManus	55
Corey Sanders	58
Paul Salem	58
Tom Roberts	75
Daniel J. Taylor	65
Katheryn Coleman
. Ms. Coleman has been a partner at the international law firm Hughes Hubbard & Reed LLP (“HHR”) since 2009 and co-chair
of the firm’s Corporate Reorganization & Bankruptcy Practice, where she is responsible for a range of high-stakes matters, including Chapter 11 restructurings for public and private companies, out-of-court
restructurings, acquisitions and dispositions of distressed businesses, nationwide federal government investigations, and “bet the company” litigation. Prior to joining HHR, Ms. Coleman was a partner at Gibson, Dunn & Crutcher LLP from 1992 until 2009. Ms. Coleman is a fellow of the American College of Bankruptcy since 2016 and served on the board of directors of the American Bankruptcy Institute from 2014 through 2020. Ms. Coleman graduated magna cum laude from Pomona College and earned her Juris Doctor, Order of the Coif, from Boalt Hall School of Law (U.C. Berkeley).
Ms. Coleman was selected to the Board because of her strong transactional background and leadership experience.

Charles Irving
. Mr. Irving is the founder of The Davenport Companies, a real estate firm focused on investing in the retail, residential and office sectors and offering strategic real estate advisory work for select clients. He has served as president of The Davenport Companies since 2010. From 1990 through 2008, Mr. Irving was also a founder and partner of Great Island Development, which acquired and developed over three million square feet of commercial real estate. He has served on the Board of Directors of Harbor Sweets since August 2019, a
30-year-old
private candy company, and on the real estate advisory team for the Wichita Windstream, a AAA baseball team. Mr. Irving received his bachelor’s degree from Bowdoin College.
Mr. Irving was selected to the Board because of his substantial real estate experience.
John McManus
. Mr. McManus is the Executive Vice President, General Counsel and Secretary of MGM Resorts International (“MGM”) since July 2010. Prior to that, he served as acting General Counsel from December 2009 to July 2010 and as counsel to various MGM operating subsidiaries from May 2001 to July 2008. Mr. McManus also serves as a director of MGM China since March 2019. Mr. McManus received his Bachelor of Arts degree from Vanderbilt University and a Juris Doctor degree from University of Miami.
Mr. McManus was selected to the Board because of his substantial experience with and knowledge of gaming regulations, corporate governance and legal matters.
Corey Sanders
. Mr. Sanders is the Chief Operating Officer of MGM since December 2020. Prior to that, Mr. Sanders served as Chief Financial Officer and Treasurer of MGM from March 2019 to January 2021 and as Chief Operating Officer for MGM from September 2010 through February 2019. Mr. Sanders received his Bachelor of Arts degree in Economics from UCLA.
Mr. Sanders was selected to the Board because of his substantial experience with, and knowledge of, casino operations and the gaming industry as well as his extensive financial expertise.
Paul Salem
. Mr. Salem has been chairman of the Board of MGM since March 2020. Prior to that, he served as Senior Managing Director Emeritus of Providence Equity Partners from 1992 to 2019, which specializes in investing in the media, communications, education and information industries by employing a variety of financing structures and target equity investments and bringing industry, financial, operational and leadership expertise to portfolio companies. Mr. Salem previously served as a director of Grupo TorreSur, Asurion, Eircom, Madison River Telecom, MetroNet (formerly AT&T Canada), PanAmSat, Tele1 Europe, Verio, Wired Magazine, Education Management Corporation and several other Providence investments. Mr. Salem is also Chairman of Year Up, a national non-profit
focused on closing the opportunity divide for urban young adults, and a board member of Edesia Global Nutrition, a non-profit
dedicated to treating and preventing malnutrition in the world’s most vulnerable populations. Mr. Salem received a Master of Business Administration from Harvard Business School and a Bachelor of Arts from Brown University.
Mr. Salem was selected to the Board because of his substantial leadership, finance and industry experience, including serving as Chair of the board of directors of MGM.

Thomas Roberts.
Mr. Roberts serves as a consultant and expert witness with respect to financial, transactional and operational matters. He also serves as an advisory director of M. Klein and Company, a leading global strategic advisory firm providing financial, transactional, strategic, reputational and global guidance to its clients, and as a member of the Board of Directors and Executive Committee of America Media, which among other things, publishes
America
Magazine
. Mr. Roberts was a senior Partner at Weil, Gotshal & Manges LLP from 1992 to December 2014, where he held numerous senior management and board-level positions, including as one of the leaders responsible for the firm’s strategic redirection and globalization and Chairman of the Corporate Department. Mr. Roberts’ practice primarily involved domestic and cross-border mergers, acquisitions, divestitures, contested takeovers, as well as advising boards generally and on strategic matters, including matters involving real estate investment trusts (“REITs”). He received a Bachelor of Arts and Juris Doctor from Georgetown University.
Mr. Roberts was selected to the Board because of his significant legal, corporate governance and financial experience, particularly in connection with complex financial transactions.
Daniel J. Taylor.
Mr. Taylor was employed as an executive of Tracinda from 2007 through 2019 and currently serves as a director of MGM and
Non-Executive
Chairman of the Board of Directors of Light Efficient Design, a division of TADD LLC since July 2014, a manufacturer and distributor of LED lighting products, primarily for the retrofit market. He previously served as the president of Metro-Goldwyn-Mayer Inc. (“MGM Studios”) from April 2005 to January 2006 and Senior Executive Vice President and Chief Financial Officer of MGM Studios from June 1998 to April 2005. Mr. Taylor graduated from Central Michigan University with a Bachelor of Science degree in Business Administration.
Mr. Taylor was selected to the Board because of his extensive leadership, finance and public company directorship experience.

DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s shares, to file reports of ownership and changes of ownership with the SEC. The reporting officers, directors and 10% stockholders are also required to furnish the Companies with copies of all Section 16(a) forms that they file. Based solely upon a review of these filings and written representations from such directors and officers, we believe that all required Section 16(a) reports were timely filed during the fiscal year ended December 31, 2021, except that as a result of technical issues with the EDGAR filing site, a Form 4 for each of Messrs. Stewart and Chien, each reporting one transaction, was reported late. We have a program to oversee the compliance of the Company’s executive officers and directors in their reporting obligations.
GOVERNANCE GUIDELINES
The Board has adopted governance guidelines (the “Governance Guidelines”) to assist the Board in the exercise of its responsibilities and to serve the Company’s interests and those of the Company’s stockholders. The Governance Guidelines set forth the general principles governing the conduct of the Company’s business and the role, functions, duties and responsibilities of the Board, including, but not limited to, such matters as (i) Board composition and membership criteria, (ii) compensation, (iii) director orientation and continuing education, (iv) Board committees, (v) Board leadership, (vi) director access to officers, employees and independent advisors, (vii) management succession, (viii) annual performance evaluations of the Board and its committees and (ix) conflicts of interest and recusal. We believe that these guidelines are in compliance with the applicable listing standards adopted by the NYSE. The Corporate Governance Guidelines are posted and maintained on the Company’s website at
https://www.mgmgrowthproperties.com/about-us/corporate-governance/default.aspx under the caption “Governance Guidelines.” The inclusion of the Company’s website address here and elsewhere in this Proxy Statement does not include or incorporate by reference the information on the Company’s website into this Proxy Statement. The information contained on, or that can be accessed through, the Company’s website is not a part of this Proxy Statement.
Effective March 14, 2019, the Board approved a modification to its resignation policy in the Corporate Governance Guidelines. Under the new policy, directors are required to tender irrevocable letters of resignation in connection with their election to the Board, which will automatically become effective upon the director’s failure to receive the requisite vote at a stockholder meeting or a substantial change in the director’s principal occupation or business (including if the director ceases to be employed by or serve on the board of directors of MGM and which change must promptly be noticed to the Board) and, in either case, the determination by the Board (other than the resigning director) to accept the director’s resignation. Existing directors are also required to tender their irrevocable letters of resignation in accordance with the new policy. Previously, the Board required that the letters of resignation be tendered to the Board upon the failure to receive the requisite vote at a stockholder meeting or the occurrence of the substantial change and were also subject to the Board’s acceptance of the resignation.

CODE OF CONDUCT
The Board has adopted a Code of Business Conduct and Ethics and Conflict of Interest Policy (the “Code of Conduct”) that applies to all of the Company’s directors, officers and employees, including the chief executive officer and chief financial officer, in accordance with applicable rules and regulations of the SEC and the NYSE. The Code of Conduct is posted on the Company’s website
https://www.mgmgrowthproperties.com/about-us/corporate-governance/default.aspx under the caption “Code of Business Conduct and Ethics and Conflict of Interest Policy/MGM Growth Properties LLC Securities Trading Policy.” Any waivers of the provisions of the Code of Conduct are required to be disclosed in accordance with applicable law or regulation.
The Code of Conduct is made available to all of the Company’s employees in various formats. It is specifically provided to new directors, officers and key employees and is covered annually with all of the Company’s directors, officers and key employees, each of whom is required to acknowledge his or her understanding of the Code of Conduct and agree to adhere to the principles contained therein. Additionally, we will provide a copy of the Code of Conduct, free of charge, to any stockholder who requests it in writing to: Company Secretary, MGM Growth Properties LLC, 6385 S. Rainbow Boulevard, Suite 500, Las Vegas, Nevada 89118, Attention: Stockholder Communications.
INFORMATION REGARDING THE BOARD AND BOARD COMMITTEES
NYSE CONTROLLED COMPANY
The Company has elected to avail itself of the “controlled company” exemption available under the listing rules of the NYSE and therefore is not required to have a compensation committee or a nominating and governance committee. The Board performs the functions of a nominating and governance committee and, prior to August 2020, performed the functions of a compensation committee. Although not required, in August 2020 the Board determined it was appropriate to form a standing compensation committee, (the “Compensation Committee”), and delegated certain authorities to the Compensation Committee, as described below. Should we no longer qualify as a controlled company within the meaning of the NYSE corporate governance standards, we would be required, in accordance with the transition provisions of these standards, to have both a compensation committee and a nominating and governance committee.
AUDIT COMMITTEE
The Audit Committee’s responsibilities are described in a written charter adopted by the Board. The charter is posted on the Company’s website at https://www.mgmgrowthproperties.com/about-us/corporate-governance/default.aspx under the caption “Audit Committee Charter.” The Audit Committee is comprised of Ms. Coleman and Messrs. Irving, Roberts and Taylor, with Mr. Roberts serving as the Chair. Mr. Roberts also serves as the lead independent director.
The Audit Committee meets regularly with the Company’s management, independent registered public accounting firm and internal auditors, and reports its findings to the Board.
The Board has determined that all members of the Audit Committee qualify as “financially literate” and that all members qualify as “audit committee financial experts,” as defined in the NYSE’s listing standards and the SEC’s regulations. The Board has determined that Messrs. Irving, Roberts and Taylor and Ms. Coleman meet the independence requirements applicable to audit committee members under applicable SEC rules, including Rule
10A-3
of the Exchange Act, and the corporate governance rules of the NYSE applicable to audit committee composition. The Board relied upon Rule
10A-3(b)(iv)(B),
which allows an Audit Committee member that sits on the board of directors of an affiliate of the Company to also serve on the Company’s Audit Committee, in determining the independence of Mr. Taylor, as Mr. Taylor is a director of MGM. The Board does not believe its reliance on the exemption materially adversely affected the Audit Committee’s ability to act independently and satisfy the other requirements of Rule
10A-3.

The Audit Committee assists the Board in fulfilling its responsibility to oversee, among other matters, the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and the performance of the Company’s internal audit function and independent auditors.
The Audit Committee’s responsibilities include (i) reviewing and assessing at least annually the adequacy of the Audit Committee Charter in light of NYSE rules and federal securities laws, (ii) preparing the Audit Committee Report in connection with this proxy statement, (iii) preparing and reviewing, along with the Board, an annual performance evaluation of the Audit Committee, (iv) determining appropriate funding for payment of certain compensation and administrative expenses, (v) reviewing and, if appropriate, approving and ratifying certain transactions involving the Company and its officers, (vi) appointing the independent registered public accounting firm and reviewing with such firm the plan, scope and results of the audit, as well as the fees for the services performed, and (vii) making the ultimate determination as to whether a material impairment has occurred for the purposes of Item 2.06 of Form
8-K
required disclosures. To the extent the Audit Committee deems it necessary or appropriate, the Audit Committee is empowered to retain or obtain the advice of consultants, outside legal counsel and other advisors and consultants to assist it in the performance of its functions.
COMPENSATION COMMITTEE
In light of the continued growth of the Company and the desire to provide a more focused forum for executive compensation decision making, in August 2020, the Board formed a standing Compensation Committee. The Compensation Committee’s responsibilities are described in a written charter adopted by the Board. The charter is posted on the Company’s website at https://www.mgmgrowthproperties.com/about-us/corporate-governance/default.aspx under the caption “Compensation Committee Charter.” The Compensation Committee is currently comprised of Ms. Coleman and Messrs. Irving, McManus and Taylor, with Mr. Taylor serving as Chair.
Because the Company is a controlled company, it is not required that all members of the Compensation Committee satisfy the independence requirements otherwise applicable under the NYSE corporate governance standards. At the time the Compensation Committee was formed, only Ms. Coleman and Mr. Taylor satisfied the independence requirements otherwise applicable under the NYSE corporate governance standards; however, the Board has determined that, in addition to Ms. Coleman and Mr. Taylor, Mr. Irving currently satisfies the NYSE independence requirements. The Board was mindful of the fact that Mr. McManus and Mr. Irving were not considered “independent” for NYSE and other corporate governance purposes at the time the Compensation Committee was formed, and properly accounted for this when taking formal action regarding compensation matters, and continues to properly account for this with respect to Mr. McManus’ independence.
The Compensation Committee’s responsibilities include (i) ensuring that the compensation program for the Company’s executives is effective in attracting and retaining key employees, (ii) reviewing and approving corporate goals and objectives relevant to the company’s executive officers, (iii) reviewing and authorizing any employment, compensation, benefit or severance agreements with any executive officer, (iv) reviewing, approving and recommending to the Board the adoption of any equity-based compensation plan for employees of or consultants to the company and modifications to such plans, (v) reviewing at least annually the Company’s compensation policies and practices for executives, management employees and employees generally as they relate to the Company’s risk management practices (vi) conducting annual self-evaluations. To the extent the Compensation Committee deems it necessary or appropriate, the Compensation Committee is empowered to retain or obtain the advice of compensation consultants, outside legal counsel and other advisors and consultants to assist it in the performance of its functions.

CONFLICTS COMMITTEE
The Company’s operating agreement provides that whenever a potential conflict of interest exists or arises between the Company and its affiliates, a resolution of such conflict will be deemed fair and reasonable to the Company if the Board directs that a conflicts committee be formed to evaluate the potential conflict of interest. Members of such conflicts committees must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in the Company’s operating agreement. In addition, the members of the conflicts committee may not own any interest in MGM or its affiliates (other than shares of MGM common stock with an aggregate value of up to 1% of such member’s net worth as of the date of determination (as determined by the Company’s Board in good faith)). Any matters approved by the conflicts committee will be conclusively deemed to be approved by the Company and not a breach by the Company’s Board of any duties it may owe the Company or the Company’s stockholders.
Item 11. Executive Compensation
EXECUTIVE SUMMARY
The Compensation Discussion and Analysis reports on compensation policies applicable to the Company’s Named Executive Officers (“NEOs”). It covers James C. Stewart, the Chief Executive Officer (“CEO”), and Andy H. Chien, the Chief Financial Officer and Treasurer (“CFO”), who were the only NEOs in 2021.
The Company has no assets or operations outside of its ownership interest in the Operating Partnership and its ownership of the general partner in the Operating Partnership. Pursuant to this arrangement, the NEOs provide the majority of services to the Operating Partnership, but also provide a limited number of services directly to the Company. The NEOs are party to employment agreements with the Operating Partnership and serve in their respective positions of CEO and CFO for both the Operating Partnership and the Company. Likewise, at the time that a NEO recognizes taxable income in respect of equity awards granted by the Company, the Operating Partnership will reimburse the Company for the value of any Class A shares issued to the NEOs in respect of the vesting or settlement of such equity awards.
The primary focus of the Company with respect to executive compensation in 2021 was continued refinement and implementation of the compensation program designed in connection with the Company’s 2016 initial public offering, with the intent that the Company’s programs continue to appropriately compensate and motivate the Company’s NEOs. This program reflects the compensation philosophy developed by the Board and, where appropriate, takes into account the compensation practices among publicly traded triple net lease REITs of a size similar to the Company.
During 2021, the annual bonus program was modified in order to incorporate objective financial metrics into the bonus program. As a result, 2021 bonuses were calculated based on the Company’s leverage at year end (i.e., pro rata indebtedness divided by pro rata adjusted EBITDA, as these terms are defined in the bonus letter), the dividend level during the fourth quarter, and the achievement of certain strategic objectives (including (a) investor relations activity, (b) analyst coverage, (c) long-term strategic planning in partnership with the senior management team of MGM and (d) individual leadership performance). The Compensation Committee believed that a more objective structure that incentivizes management to grow the business accretively more appropriately aligned management incentives with stockholder interests. The leverage and dividend goals were each weighted 40% and the strategic goals were weighted at 20%. The Compensation Committee reserved discretion to adjust the calculated bonuses, up or down, in the event of unforeseen circumstances; however, the Compensation Committee did not use such discretion to determine payouts for 2021.
On August 4, 2021, the Company and the Operating Partnership entered into an agreement with VICI Properties Inc. (“VICI”) and MGM whereby VICI will acquire the Company in a stock-for-stock
transaction (such transaction, the “VICI Transaction”). The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was received on October 29, 2021). The agreements governing the VICI Transaction prohibited the Company from taking certain actions following the closing, including acquisitions, incurring additional debt, issuing equity and increasing the dividend beyond a pre-approved amount. As a result, the terms of the VICI Transaction limited the NEO’s ability to undertake certain activities that would have impacted the bonus calculation.

In addition, as a result of the VICI Transaction the NEOs may become entitled to payments and benefits that may be treated as “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (“Section 280G”). To mitigate the potential impact of Section 280G on the NEOs, on December 20, 2021, the Compensation Committee of the Board approved (1) accelerated vesting at target of the outstanding 2019 and 2020 Performance Share Units for each NEO, with each NEO entitled to earn an incremental amount at the end of the performance period should the ultimate payout exceed the target amount of the award, and (2) the achievement of the 2021 bonus at 125%, representing estimated actual results on the objective criteria (as further described below) and performance at 150% on the strategic goals, which bonus was paid in December 2021.
The Company’s compensation program for 2021 includes the following key characteristics:
Elements of the Company’s Executive Compensation Program

•	Base salaries of $850,000 and $450,000 for the CEO and CFO, respectively.

•	Annual bonus program for 2021:

•
Target bonus opportunities of 150% and 85% of base salary as in effect as of January 1, 2021 for the CEO and CFO, respectively, with 100% of any bonuses earned in excess of target for the CEO paid in the form of Bonus Deferred restricted stock units (“Bonus Deferred RSUs”). Bonus Deferred RSUs are not subject to forfeiture in the case of termination and are not subject to the achievement of additional performance criteria following the date such Bonus Deferred RSUs are granted. The Board determined that this design feature was appropriate given that, by the time the Bonus Deferred RSUs are granted, the executive has already achieved the level of performance necessary in order to earn an annual bonus payout in an amount exceeding his target bonus. Bonus Deferred RSUs are payable over four years in annual installments of 25%.

•	2021 annual bonus opportunity based on the Company’s leverage at year end, dividend level in the fourth quarter and achievement of strategic objectives established for each of the NEOs.

•	Bonus payout of 125% of target reflected estimated full year achievement of the leverage goal at 62% of target, achievement of the dividend goal at 175% and achievement of the strategic goals at 150%.

•	Long-term incentives pursuant to the Company’s 2016 Omnibus Incentive Plan (the “MGP Omnibus Plan”):

•
In 2021, in light of the VICI Transaction and as required by the transaction agreements, equity was delivered in restricted stock units (“RSUs”) only, vesting in 25% equal installments over the four-year period following the grant.

In the event the VICI Transaction does not close as anticipated, the Compensation Committee expects to consider the fact that the 2021 award was entirely in the form of RSUs in connection with determining the composition of future annual grants.
Results from 2021 Say-on-Pay Vote
The Company’s 2021 proposal to approve, on an advisory basis, the 2020 compensation of the NEOs (i.e., the
“say-on-pay”
proposal) was approved by 99.88% of the total votes cast. Based on the positive results of the 2021 say-on-pay
vote, we believe that the Company’s stockholders are generally satisfied with the Company’s current executive compensation program and policies. Therefore, although the Board considered the results of the 2021 say-on-pay
vote in connection with making certain compensation decisions, it did not make any significant changes to the executive compensation program and policies as a result of the 2021 say-on-pay
vote. At the 2017 Annual Meeting of Stockholders, the majority of votes cast at the meeting were cast in favor of holding a say-on-pay
advisory vote on an annual basis, and, in light of this vote, the Board adopted a policy of holding say-on-pay
votes annually.

Executive Compensation “Best Practices”
In connection with the development of the Company’s executive compensation programs, policies, and overall philosophy, the Board has identified and implemented a number of “best practices” that are intended to closely align the Company’s executive compensation programs with stockholder interests:

•	No single trigger arrangements. No executive officer is entitled to so-called “single trigger” change of control benefits.

•
Clawback policy.
 Pursuant to the clawback policy, bonus and other incentive compensation paid to participants is subject to clawback (
i.e.
, repayment to the Company or certain of its affiliates, as applicable) if (1) there is a restatement of the Company’s financial statements for a fiscal year with respect to which a bonus or other incentive compensation is paid within three years following such fiscal year, other than a restatement due to changes in accounting principles or applicable law or a restatement due to any required change in previously reported results solely as a result of a change in the form of the Company’s ownership interest in any subsidiary, affiliate or joint venture, and (2) the Board determines that a participant received bonus or other incentive compensation for the applicable fiscal year in excess of that which would have been paid based on the restated financial results.

•
No golden parachute tax gross ups.
 In the event that there is a change in control that triggers any so-called
“golden parachute” excise taxes under Section 280G of the Code, the Company is not obligated to provide tax gross up protection to any of the Company’s executive officers.

•
Prohibition on short sales, derivatives trading and pledging and hedging of Company securities.
 The Company’s insider trading policy provides that certain executives (including the NEOs) may not enter into short sales of the Company’s securities or buy or sell exchange-traded options on the Company’s securities. Further, the Company’s insider trading policy prohibits pledging or hedging of the Company’s securities by NEOs, executive officers and directors.

•
Executive officer share ownership guidelines
. We recognize the importance of aligning the Company’s executives’ interests with those of the Company’s stockholders. As a result, the Board has established share ownership guidelines for the NEOs. Under these guidelines, the NEOs are expected to accumulate Class A shares having a fair market value equal to the assigned multiples of their applicable base salaries (5x for Mr. Stewart and 2x for Mr. Chien).

COMPENSATION DISCUSSION AND ANALYSIS
OBJECTIVES OF THE COMPANY’S COMPENSATION PROGRAM
The Board’s primary objectives in setting total compensation and providing certain elements of compensation for the NEOs are to:

•	attract talented and experienced NEOs and retain their services on a long-term basis;

•	motivate the NEOs to achieve the Company’s annual and long-term operating and strategic goals;

•	align the interests of the NEOs with the interests of the Company and those of the Company’s stockholders; and

•	encourage the NEOs to balance the management of long-term risks and long-term performance with yearly performance.

EXECUTIVE COMPENSATION PROCESS
Roles in Establishing NEO Compensation
As discussed above, the Company has elected to avail itself of the “controlled company” exemption available under the listing rules of NYSE, and therefore is not required to have a compensation committee. Prior to August 2020, all of the Board members collectively remained responsible for establishing, implementing and reviewing the compensation program for the NEOs. In doing so, the Board obtained recommendations from management with respect to the elements of NEO compensation, performance targets and results, legal and regulatory guidance, and market and industry data, all of which may be relevant in determining compensation. In addition, the Board consulted with the CEO regarding the Company’s performance goals, and the CEO periodically met with the Board to discuss his performance and that of the Company’s other NEOs.
In light of the continued growth of the Company and the desire to provide a more focused forum for executive compensation decision making, in August 2020, the Board formally approved the formation of a compensation committee and delegated to the compensation committee the responsibility to establish, implement and review the compensation program for the NEOs. In doing so, the compensation committee now obtains recommendations from management with respect to the elements of NEO compensation, performance results, legal and regulatory guidance, and market and industry data that may be relevant in determining compensation. In addition, the compensation committee consults with the CEO regarding the Company’s performance goals, and the CEO periodically meets with the compensation committee to discuss his performance and that of the other NEOs. The compensation committee currently consists of Kathryn Coleman, Charles Irving, John M. McManus and Daniel J. Taylor serving as the Chair.
Role of the Compensation Committee
The Compensation Committee, among other things, has the authority to determine the compensation of the NEOs, determine the performance criteria and incentive awards to be granted to the NEOs pursuant to the Company’s annual incentive programs and administer and approve the granting of equity-based awards under the Company’s equity plan. The Compensation Committee’s authority and oversight extends to total compensation, including base salaries, bonuses, non-equity
incentive awards, equity-based awards and other forms of compensation.
The NEOs generally do not participate in determining the amount and type of compensation they are paid other than (i) in connection with negotiating their respective employment agreements; (ii) with respect to participation by the NEOs in recommending annual equity awards; and (iii) providing supporting materials in connection with the determination of annual bonus achievement. The Board’s assessment of the individual performance of the NEOs is based primarily on the Board’s independent observation and judgment of the responsibilities, duties, performance and leadership skills of the NEOs, taking into account the Company’s overall performance.
Outside Consultants
Historically, the Board had the authority to engage the services of independent legal counsel and consultants to assist in analyzing and reviewing compensation policies, elements of compensation, and the aggregate compensation to NEOs. Pursuant to the Compensation Committee charter, the Board has delegated this authority to the Compensation Committee going forward. In 2021, the Compensation Committee received advice from Frederic W. Cook & Co., Inc. (“F.W. Cook”), an independent compensation consultant to the Board, with respect to executive compensation related matters. F.W. Cook exclusively provides services to the Board and does not provide any services to the Company other than on behalf of the Board.

The Compensation Committee has reviewed an assessment of any potential conflicts of interest raised by F.W. Cook’s work for the Compensation Committee and the independence of F.W. Cook and its consultants from management of the Company. The assessment included the following six factors, among others: (i) the provision of other services to the Company by F.W. Cook; (ii) the amount of fees received from the Company by F.W. Cook, as a percentage of F.W. Cook’s total revenue; (iii) the policies and procedures of F.W. Cook that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the F.W. Cook consultant with a member of the Compensation Committee; (v) any company stock owned by the F.W. Cook consultants; and (vi) any business or personal relationship of the F.W. Cook consultant or F.W. Cook with any of the Company’s executive officers. The Compensation Committee concluded that there are no such conflicts of interest that would prevent F.W. Cook from serving as an independent consultant to the Compensation Committee.
Assessing Compensation Competitiveness
In order to assess whether the compensation awarded to the NEOs is fair and reasonable, the Board periodically gathers and reviews data regarding the compensation practices and policies of other public companies of comparable size in the REIT industry. The peer group compensation data is reviewed by the Board to determine whether the compensation opportunity provided to the NEOs is generally competitive with that provided to the executive officers of the Company’s peer group companies, and the Board makes adjustments to compensation levels where appropriate based on this information. The peer group is used as a reference point by the Board in its compensation decisions with respect to NEOs, but the Board does not formally benchmark NEO compensation to any specific level with respect to peer group data.
The current peer group is comprised of 17 publicly traded
triple-net
lease REITs that were determined to be comparable in size to the Company. For this purpose, the size of the Operating Partnership, rather than the Company, was taken into account, insofar as the NEOs were responsible for the operations of the Operating Partnership. The following table lists these 17 peers and MGP’s relative percentile ranking with respect to them with respect to the key metrics of revenue, total assets, enterprise value, and market capitalization. This data is generally based on SEC filings reflecting results through December 31, 2021.

Latest Available Four Quarters ($ Millions)				12-Month Average as of 12/31/21 ($ Millions)
Revenues		Total Assets		Market Cap		Enterprise Value
VEREIT	$5,445	Realty Income Corp	$43,138	VEREIT	$32,849	Alexandria RE	$38,439
Alexandria RE	$2,126	Alexandria RE	$30,219	Alexandria RE	$28,142	Realty Income Corp	$36,387
Realty Income Corp	$2,082	VEREIT	$19,460	Realty Income Corp	$27,749	VEREIT	$35,747
VICI Properties	$1,510	Kimco Realty	$18,459	VICI Properties	$16,625	VICI Properties	$23,081
Kimco Realty	$1,365	VICI Properties	$17,597	W. P. Carey	$13,598	W. P. Carey	$20,077
W. P. Carey	$1,283	W. P. Carey	$15,481	Gaming & Leisure Props	$10,767	Gaming & Leisure Props	$16,346
Gaming & Leisure Props	$1,216	Gaming & Leisure Props	$10,690	Kimco Realty	$10,677	Kimco Realty	$16,236
Uniti Group	$1,101	MGP (OP)	$10,431	Store Capital Corp	$9,195	Omega Healthcare	$13,445
Omega Healthcare	$1,063	Store Capital Corp	$9,773	Omega Healthcare	$8,073	Store Capital Corp	$12,914
Macerich	$868	Omega Healthcare	$9,638	National Retail Properties	$7,967	MGP (OP)	$12,168
Store Capital Corp	$784	Macerich	$8,346	MGP (OP) 1	$7,738	National Retail Properties	$11,352
MGP (OP)	$782	National Retail Properties	$7,751	MGP (MGP Only)	$5,535	Macerich	$8,555
National Retail Properties	$726	Spirit Realty Capital	$7,331	Spirit Realty Capital	$5,437	Spirit Realty Capital	$8,218
Spirit Realty Capital	$608	Sabra Health Care REIT	$5,967	Sabra Health Care REIT	$3,601	Uniti Group	$7,777
EPR Properties	$525	EPR Properties	$5,801	EPR Properties	$3,593	EPR Properties	$6,463
Sabra Health Care REIT	$388	iStar	$4,841	Lexington Realty Trust	$3,551	Sabra Health Care REIT	$5,865
iStar	$385	Uniti Group	$4,809	Macerich	$3,171	iStar	$5,076
Lexington Realty Trust	$344	Lexington Realty Trust	$4,006	Uniti Group	$2,833	Lexington Realty Trust	$4,933
				iStar	$1,529
75th Percentile	$1,365		$17,597		$13,598		$20,077
Median	$1,063		$9,638		$8,073		$12,914
25th Percentile	$608		$5,967		$3,593		$7,777
MGP (OP) Rank	37P		61P		43P		47P
MGP (MGP Only) Rank					38P

Source: Standard
 & Poor’s Capital IQ.
Peer list excludes Retail Properties of America, which was a 2021 peer but was acquired by Kite Realty Group on October 22, 2021.
1	Calculated as MGP’s 12-month average market cap ($5.535B) plus the value of noncontrolling interests ($2.203B) as reported in MGP’s most-recently filed balance sheet.

ELEMENTS OF COMPENSATION
In structuring the NEO compensation program, the Board considers how each component motivates performance and promotes retention and sound long-term decision-making. The Board also considers the requirements of the Company’s strategic plan and the needs of its business.
The NEO compensation program consists of the following components, which are designed to achieve the following objectives.

COMPENSATION ELEMENT	OBJECTIVE

Annual base salary	Attract and retain executives by fairly compensating them for performing the fundamental requirements of their positions.

Annual incentive bonus	Motivate executives to achieve specific annual financial and/or operational goals and objectives whose achievements are critical for near-and
long-term success; reward executives directly in relationship to the degree those goals are achieved in a given year; and attract executives with an interest in linking their compensation rewards, including greater upside bonus potential, directly to increased corporate performance.

Long-term incentives	Align executives’ long-term interests with stockholders’ interests and drive decision making and goal achievement that will help the Company remain competitive and thrive in the competitive REIT industry; attract executives with an interest in creating long-term stockholder value; reward executives for building and sustaining stockholder value; and retain executives both through growth in their equity value and the vesting provisions of the Company’s share awards.

Deferred compensation opportunities	Promote retention and provide individual tax planning flexibility by providing opportunities to postpone receipt of compensation until the end of covered employment.

Severance and change of control benefits; employment agreements	Attract, retain and provide reasonable security to executives; encourage executives to make sound decisions in the interest of the Company’s long-term performance, regardless of personal employment risk.

Perquisites	Provide a competitive level of perquisites.
Annual Base Salary
Our employment agreements with the CEO and CFO currently provide for base salaries of $850,000 and $450,000, respectively, and do not provide for any automatic salary increases.
Annual Incentive Bonus
The employment agreements for the CEO and CFO currently provide for target bonus opportunities of 150% and 85% of base salary. In February of 2021, the Compensation Committee established and communicated the parameters of the 2021 annual bonus program, which are described below:

•	Mr. Stewart’s target bonus was $1,275,000 and Mr. Chien’s target bonus was $382,500;

•
The maximum bonus for each NEO was 175% of his target bonus; there was no minimum bonus amount required to be paid, and the Board retained discretion to pay no bonus in the event of poor performance by the NEO or the Company;

•
100% of any bonus amount earned above the target bonus for the CEO would only be paid in the form of Bonus Deferred RSUs that pay out in 25% installments over the four-year period following the grant date; and

•
In 2021, the Compensation Committee determined that it was in the best interests of the Company to introduce objective financial goals into the annual bonus program in addition to the strategic goals from prior year bonus programs. These two financial goals (each weighted 40%) consisted of: leverage at year end (i.e., pro rata indebtedness divided by pro rata adjusted EBITDA, as these terms are defined in the bonus letter), and the dividend level during the fourth quarter. The strategic goals (weighted in total 20%) consisted of the achievement of certain strategic objectives (including (a) investor relations activity, (b) analyst coverage, (c) long-term strategic planning in partnership with the senior management team of MGM and (d) individual leadership performance).

In December of 2021, the Board determined that each NEO had earned 125% of his target bonus based on estimated actual year end leverage, the amount of the fourth quarter dividend and the Board’s determination that both of the NEOs had successfully achieved their respective strategic goals. The Board made this determination after reviewing each of Mr. Stewart’s and Mr. Chien’s self-assessment letters, which highlighted their individual contributions in connection with achieving the foregoing strategic initiatives.
Specifically, the Board considered:

•	Projected pro-rata year-end leverage ratio, adjusted for MGM Springfield, which resulted in a payout level of 62% of a NEOs target bonus in respect of this metric.

•	A fourth quarter dividend of $0.525 per Class A share, resulting in a payout of 175% of a NEOs target bonus in respect of this metric.

•
Mr. Stewart’s and Mr. Chien’s significant contributions in connection with the VICI Transaction, the acquisition of the real property of MGM Springfield from MGM, and assisting on MGM’s sale of the operating assets of The Mirage to a third party operator.

•
Mr. Stewart’s and Mr. Chien’s efforts in investor relations, particularly in light of the continued challenges created by the
COVID-19
pandemic and MGM’s execution of its asset light strategy, including the monetization of its operating partnership units.

•
Mr. Stewart’s and Mr. Chien’s successful execution of an equity offering of approximately 22 million Class A shares to partially fund MGP’s redemption of 37.1 million of MGM’s Operating Partnership units.

As a result, the Compensation Committee determined that each NEO achieved 150% of their strategic goals, resulting in an overall blended achievement percentage of approximately 125% of their target bonus amounts, such that Mr. Stewart’s 2021 annual bonus would be paid in the amount of $1,592,738, and that Mr. Chien’s 2021 annual bonus would be paid in the amount of $477,821. Mr. Stewart received $1,275,000 in cash and $317,738 in the form of Bonus Deferred RSUs. To mitigate the potential impact of Section 280G on the NEOs, such cash payments were made to the NEOs in a lump sum during December 2021. Mr. Stewart received the Bonus Deferred RSUs in March of 2022 in accordance with the terms of the bonus program.

2022 Annual Incentive Program
In December of 2021, the Compensation Committee approved the 2022 bonus letter for NEOs, which provides that 2022 NEO bonuses will be calculated based on the achievement of certain strategic objectives (including (a) investor relations activity, (b) analyst coverage, (c) long-term strategic planning in partnership with the senior management team of MGM and (d) individual leadership performance) and will be payable entirely in cash for both NEOs. As a result of the contemplated closing of the VICI Transaction in the first half of 2022 and in light of the restrictions placed on the Company in the agreements governing the transaction, the Compensation Committee did not believe that objective financial metrics were appropriate. If the VICI Transaction closes during 2022, the NEOs will be entitled to a pro rata portion of their target bonus for 2022, payable in cash, at the closing of the VICI Transaction.
Long-Term
Equity Incentives
The Company adopted the MGP Omnibus Plan in April 2016, pursuant to which the Company may grant options, share appreciation rights, restricted shares, RSUs, performance shares, PSUs and other share-based awards to eligible participants. The MGP Omnibus Plan is designed to advance the interests of the Company and its stockholders by providing key management employees, nonemployee directors and other eligible participants of the Company and its affiliates with innovative financial incentives, through share and performance-based awards, in order to align participants’ interests with the long-term interests of the Company’s stockholders, among other things.
PSUs
Historically, prior to 2021, 60% of each NEO’s long-term incentive award was provided in PSUs. The core PSU concept is that, while an executive is awarded a target number of shares (the “Target PSUs”) to be paid at the end of a performance period of three years (the “Performance Period”), (1) the actual number of shares earned and paid depends on the Company’s total shareholder return (“TSR”) over the Performance Period, relative to a comparator group of companies, and (2) 100% of the Target PSUs will only be earned and paid if the Company’s TSR is at the 50th percentile of the comparator companies. The comparator companies consisted of the non-mortgage
REIT component companies of the NAREIT Index.
Each award of PSUs to the NEOs is eligible to vest at the end of the Performance Period, based on the Company’s TSR over the Performance Period relative to the applicable comparator companies, subject to the NEO’s continued employment with the Operating Partnership or an affiliate through the last day of the Performance Period. Depending on the Company’s TSR relative to the comparator companies at the end of the Performance Period, anywhere from 0% to 160% of the Target PSUs will vest and be paid. No portion of the Target PSUs will vest unless the Company’s TSR relative to the comparator companies is at least at the 30th percentile of comparator companies. Target PSUs are granted together with dividend equivalent rights that are subject to the same vesting and forfeiture terms as the underlying PSUs to which such dividend equivalents relate. Vested PSU awards and associated dividend equivalent rights are paid in the form of Class A shares, less applicable withholding, within 30 days following the last day of the Performance Period. Any fractional shares are paid in cash.

The payout levels range from 50% to 160% of the Target PSUs, based on the following scale (payout is interpolated for results between the levels specified in the table).

PERFORMANCE LEVEL	RELATIVE TOTAL STOCKHOLDER RETURN PERCENTILE		VESTED % OF TARGET SHARES
Maximum	90	th or greater	160%

	80	th	145%

	70	th	130%

	60	th	115%

Target	50	th	100%

	40	th	75%

	30	th	50%

Threshold	Below 30	th	0%

In general, participants must be employed as of the last day of the Performance Period to receive Class A shares in respect of his or her PSU awards granted in respect of such Performance Period. However, upon termination of a participant’s employment by the Operating Partnership without “good cause” or by the participant with the participant’s “good cause” (as defined in the NEO’s employment agreement), or due to the participant’s death or disability, then the participant will vest in a prorated portion of the PSUs that would have otherwise vested but for such termination, with such proration being based on the number of days the participant was employed during the performance period, plus an additional 12 months (or, if shorter, through the end of the performance period), subject to the actual level of comparator TSR determined to be achieved at the end of the Performance Period. With respect to PSU awards granted in November 2019 and thereafter, PSUs receive full accelerated vesting upon death/disability, subject to the actual level of comparator TSR achieved at the time of termination.
RSUs
The Board believes that time-based RSUs should comprise a portion of long-term incentives because time-based vesting meaningfully supports retention. Each RSU entitles the holder to receive one Class A share at vesting. While the value of the RSUs fluctuates with the Company’s performance (as reflected in the price of the Company’s Class A shares), the RSUs retain some value even in situations where no PSUs are payable due to insufficient TSR over the Performance Period. This structure of providing long-term equity incentive awards in the form of both time-based RSUs and performance-based PSU awards encourages recipients to balance short-term performance considerations with the management of long-term risks and long-term performance. Each award of RSUs to the NEOs vests ratably over the four years following the grant date, subject to the NEO’s continued employment with the Operating Partnership or an affiliate through each applicable vesting date. However, upon termination of employment by the Operating Partnership without “good cause” or by the participant with the participant’s “good cause” (as defined in the NEO’s employment agreement), or due to the participant’s death or disability for awards granted prior to November 2019, then the participant will vest in the number of RSUs that would have become vested (but for such termination) during the 12 months from the date of termination of employment. Once vested, RSUs will be paid in the form of the Company’s Class A shares within 30 days of the applicable vesting date. In connection with death or disability, for awards granted after November 2019, participants will receive accelerated vesting in full of their RSU awards.
Bonus Deferred RSUs
100% of any bonus amount earned in excess of the CEO’s target bonus is paid in Bonus Deferred RSUs that are not subject to the achievement of additional performance criteria and are not subject to forfeiture in the case of termination. The Board considers this design appropriate given that the executive has already achieved the level of performance necessary in order to earn an annual bonus payout in an amount exceeding his or her base salary. Bonus Deferred RSUs vest ratably over the four years following the grant date (subject to earlier payment upon certain specified termination events).

2021 Long-Term Equity Incentives Awards
For 2021, as required by the agreement with VICI, the Company’s equity incentive program consisted entirely of RSUs. Based on review of competitive data and the overall roles held and contributions and efforts put forth by the NEOs, the Board determined that the long-term incentive opportunities of the CEO and the CFO in 2021 should be $2.4 million and $1.2 million, respectively. These long-term incentives were awarded in October 2021. These RSUs vest over a four-year period subject to continued employment, and are not subject to the achievement of performance criteria.
Bonus Deferred RSUs with a grant date value of $317,738 were granted to Mr. Stewart in March of 2022 for his 2021 performance since his actual bonus exceeded his target bonus.
The Board does not time the issuance or grant of any equity-based awards with the release of material, non-public
information, nor do we time the release of material
non-public
information for the purpose of affecting the value of equity awards.
Award Summary
The Board awarded equity-based compensation to the NEOs in 2021 as follows:

NEO	AWARD TYPE	GRANT DATE	UNITS	GRANT DATE FAIR VALUE OF AWARDS($)
Mr. Stewart	RSU	10/27/2021	59,500	$2,380,000

Mr. Chien	RSU	10/27/2021	29,750	$1,190,000

Deferred Compensation Opportunities For Employees
Under the Company’s Nonqualified Deferred Compensation Plan (the “DCP”), the NEOs may elect to defer up to 50% of their base salary or 75% of the cash portion of their annual bonus on a pre-tax
basis and accumulate
tax-deferred
earnings on their accounts. At the time of making a deferral election, participants designate the time and form of the distribution of deferrals to be made for the year to which that election relates. Distributions may occur earlier upon certain events set forth in the DCP, in all cases subject to certain conditions provided for under Section 409A of the Internal Revenue Code. Both of the NEOs are eligible to participate in the DCP, but no deferrals were made by any such individuals under the DCP in 2021. We believe that providing the NEOs with this deferral option is a cost-effective way to permit executives to receive the tax benefits associated with delaying the income tax event on the compensation deferred, even though the related deduction for the Company also is deferred. The NEOs are also eligible to participate in the Company’s retirement savings plan under Section 401(k) of the Internal Revenue Code.
Perquisites and Other Benefits
We pay premiums and other expenses for group life insurance, short-term disability insurance, long-term disability insurance, and business travel insurance on behalf of the NEOs.

Share Ownership Guidelines
The Board has adopted share ownership and retention guidelines for the NEOs pursuant to which such individuals are expected to attain minimum levels of share ownership and retain portions of their equity holdings for a certain period of time. Individuals subject to these guidelines have until the fifth anniversary of the guidelines’ adoption date to attain the requisite level of ownership. The target ownership level of Company share is expressed as a multiple of base salary.
Specifically, target ownership level is set at 5x base salary for the CEO and 2x base salary for all other NEOs. Until the ownership threshold is achieved, individuals subject to the guidelines are expected to retain 50% of the net number of shares received after the sale or withholding of taxes in connection with the vesting or exercise of shares underlying such awards. All current NEOs are in compliance with these guidelines or on track to comply with these guidelines within the specified time period.

Prohibition on Short Sales, Derivatives Trading and Pledging and Hedging of Company Securities
The Company’s insider trading policy provides that certain executives (including the NEOs) may not enter into short sales of the Company’s securities or buy or sell exchange-traded options on the Company’s securities. Further, the Company’s insider trading policy prohibits pledging or hedging of the Company’s securities by NEOs, executive officers and directors.
OTHER COMPENSATION MATTERS
Internal Revenue Code Section 162(m)
Subject to certain transition rules for binding contracts in effect on November 2, 2017, Section 162(m) of the Internal Revenue Code of 1986 (“Section 162(m)”) generally disallows a tax deduction to public companies for compensation paid in excess of $1 million to “covered employees” as defined under Section 162(m) (generally, such company’s chief executive officer, its chief financial officer and its three other highest paid executive officers). The Board takes into account the tax and accounting implications (including the deduction limits of revised Section 162(m)) when making compensation decisions, but necessarily reserves its right to make compensation decisions based on other factors as well if the Board determines it is in its best interests to do so.
Based on the following considerations, the Board has not historically designed its compensation programs with the intent that such amounts qualify for deduction under Section 162(m). Substantially all of the services rendered by the Company’s executive officers are performed on behalf of the Operating Partnership (or its subsidiaries), of which we are the sole general partner. Prior to the issuance of proposed regulations under Section 162(m) on December 20, 2019, which regulations are now final, we had relied upon the issuance by the Internal Revenue Service of a series of private letter rulings which indicated that compensation paid by an operating partnership to executive officers of a REIT that serves as its general partner is not subject to the limitation under Section 162(m) to the extent such compensation is attributable to services rendered to the operating partnership. The final regulations now provide that, with respect to compensation paid after December 18, 2020, a partner’s distributive share of a partnership’s deduction for compensation paid by the partnership for services of a covered employee of the partner is subject to Section 162(m); provided that, there is an exception for written binding contracts in effect on December 20, 2019 that are not materially modified after that date. With these considerations in mind, the Company’s Board has reserved its right to provide compensation opportunities that may not be deductible under Section 162(m) to the extent it determines it is appropriate to do so in order to maintain the flexibility it needs to develop the incentive compensation programs applicable to the Company’s executive officers. The issuance of the final regulations under Section 162(m) in December 2020 may impact this approach for future tax years. Because we qualify as a REIT under the Code and we generally distribute at least 100% of the Company’s REIT taxable income each year, we do not pay federal income tax on the Company’s REIT taxable income.
The Board will continue its policy of considering the tax treatment of compensation paid to the Company’s executive officers and, to the extent that it is determined that compensation paid to the Company’s executive officers is subject to Section 162(m) based on recent IRS guidance, the Board will analyze the impact of this determination on the Company’s compensation programs going forward.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” included in this Amendment with management. Based on the Compensation Committee’s review and discussion with management, the Compensation Committee determined that the Compensation Discussion and Analysis be included in this Amendment.
Daniel J. Taylor, Chair of the Compensation Committee
Kathryn Coleman
Charles Irving
John M. McManus
The foregoing report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates such report by reference therein.

SUMMARY COMPENSATION TABLE
The following table summarizes the compensation of the Company’s Named Executive Officers (“NEOs”) for the years ended December 31, 2021, 2020, and 2019.

NAME AND TITLE	YEAR	SALARY (A)	STOCK AWARDS (B)	NON-EQUITY INCENTIVE PLAN COMPENSATION (C)	ALL OTHER COMPENSATION (D)	TOTAL
James C. Stewart	2021	$850,000	$2,380,000	$1,592,738	$50,871	$4,873,609
Chief Executive Officer	2020	850,000	2,000,000	1,275,000	44,329	4,169,329
	2019	833,562	2,000,000	1,200,000	43,040	4,076,602

Andy H. Chien	2021	$450,000	$1,190,000	$477,821	$29,667	$2,147,488
Chief Financial Officer and Treasurer	2020	450,000	1,000,000	382,500	26,630	1,859,130
	2019	433,562	1,000,000	340,000	26,511	1,800,073

(A)	See “Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Annual Base Salary.”

(B)
For 2021, consists solely of Restricted Stock Units (“RSUs”) granted under the MGP Omnibus Plan. For RSU awards, reflects the grant date value of such awards as determined in accordance FASB ASC 718. For 2020 and 2019 consists of RSU and performance share unit (“PSU”) awards. With respect to the PSUs, in order for the target number of shares to be paid (the “Target Shares”), MGP’s TSR over a three-year performance period must be at the 50th percentile of the select group of MGP’s peers over the same period. No Class A shares in respect of PSUs are issued unless the TSR is equal to or greater than the 30th percentile of the peer group, and the maximum payout is 160% of the Target Shares, if MGP’s TSR is equal to or greater than the 90th percentile of the peer group over the three-year performance period.

(C)
The amounts reflected in this column are the gross amounts of each NEOs’ annual bonus award earned in respect of the applicable fiscal year. For Mr. Stewart, the amounts shown for 2021 and 2019 include the amounts earned in excess of his annual base salary for the applicable fiscal year that was paid in the form of Bonus Deferred RSUs in respect of 2019 and 2021 performance. For 2019 performance, 67% of any amount earned in between a NEO’s base salary and target bonus was paid in Bonus Deferred RSUs (with remainder paid in cash) and 33% of any bonus amount earned in excess of target was paid in Bonus Deferred RSUs (with the remainder in cash). For 2020 performance, 100% of his annual bonus award was paid in cash since his bonus did not exceed the target bonus. For 2021 performance, all amounts in excess of Mr. Stewarts target bonus were paid in Bonus Deferred RSUs (with the remainder paid in cash). For Mr. Chien, 100% of his annual bonus award was paid in cash for 2019, 2020, and 2021. See “Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus” for more details. The cash-portion of such amounts were each paid in a lump sum in the first quarter of the following fiscal year for 2019 and 2020 and for 2021, the cash portion was paid in December 2021.

(D)	All other compensation consists of health plan expenses, life insurance premiums and benefits, and 401K match contributions.

GRANTS OF PLAN-BASED AWARDS
The table below shows plan-based awards granted during 2021 to the NEOs. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus” and “—Long-Term Equity Incentives” for a narrative description of these awards.

	GRANT DATE		ESTIMATED POSSIBLE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (A)			ESTIMATED NUMBER OF SHARES FOR FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS (B)			GRANT DATE FAIR VALUE OF STOCK AWARDS
NAME			THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM
Mr. Stewart	N/A		$—	$1,275,000	$2,231,250	—	—	—	$—

	10/27/2021	(C)	—	—	—	—	59,500	—	$2,380,000

Mr. Chien	N/A		$—	$382,500	$669,375	—	—	—	$—

	10/27/2021	(C)	—	—	—	—	29,750	—	$1,190,000

(A)
Pursuant to the terms of the Annual Bonus Program for 2021, 100% of any bonus earned in excess of target for the CEO would be paid in the form of Bonus Deferred RSUs. As a result, Mr. Stewart received a Bonus Deferred RSU award in the first quarter of 2022 with a grant date value of $317,738. See “Executive Compensation—Compensation Discussion and Analysis
—
Elements of Compensation—Long-Term Equity Incentives—Bonus Deferred RSUs.”

(B)
See note (B) to the Summary Compensation Table above. Number of units shown does not include dividend equivalent rights credited during 2021, because the grant date fair value of awards takes into account the value of quarterly dividends.

(C)	RSU award granted under the MGP Omnibus Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL
YEAR-END
The table below shows outstanding equity awards held by the NEOs as of December 31, 2021.

	OPTION/SAR AWARDS						SHARE AWARDS (RSUs AND PSUs)
	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS/SARS		OPTION/ SAR EXERCISE	OPTION/ SAR EXPIRATION	SHARES THAT HAVE NOT VESTED (RSUs)			EQUITY INCENTIVE PLAN AWARDS: UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (PSUs)
NAME	EXERCISABLE	UN-EXERCISABLE	PRICE	DATE	NUMBER		VALUE (H)	NUMBER		VALUE (G)
Mr. Stewart	—	—	—	—	4,457	(A)	$182,068	—		—
	—	—	—	—	8,848	(B)	361,441	—		—
	—	—	—	—	22,632	(C)	924,517	—		—
	—	—	—	—	59,500	(D)	2,430,575	—		—
	—	—	—	—	—		—	16,987	(E)	$693,919
Mr. Chien	—	—	—	—	2,227	(A)	$90,973	—		—
	—	—	—	—	4,423	(B)	180,680	—		—
	—	—	—	—	11,315	(C)	462,218	—		—
	—	—	—	—	29,750	(D)	1,215,288	—		—
	—	—	—	—	—		—	8,493	(E)	$346,939

(A)	RSU award scheduled to vest on 4/23/22.

(B)	RSU award scheduled to vest in equal installments on each of 11/4/22 and 11/4/23.

(C)	RSU award scheduled to vest in equal installments on each of 10/5/22, 10/5/23, and 10/5/24.

(D)	RSU award scheduled to vest in equal installments on each of 10/27/22, 10/27/23, 10/27/24, and 10/27/25.

(E)
PSU award scheduled to vest on 11/4/22. The outstanding 2019 and 2020 PSUs for each NEO were accelerated and vested at target in December 2021, with each NEO entitled to earn an incremental amount at the end of the performance period should the ultimate payout exceed the target amount of the award. Amounts reflected in the table above represent incremental shares in excess of target and their associated fair value as of December 31, 2021.

STOCK VESTED
The following table shows RSU and PSU vesting for the NEOs during 2021.

	STOCK AWARDS (RSUs)		STOCK AWARDS (PSUs)

NAME	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING (A)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING
James C. Stewart	43,609	$1,526,082	151,579	$5,755,271
Andy H. Chien	10,509	387,808	73,148	2,784,735

(A)
The value realized on vesting of RSUs is equal to the closing market price of the Company’s common stock on the applicable date of vesting, times the number of shares acquired upon vesting. The number of shares and value realized on vesting includes shares that were withheld at the time of vesting to satisfy tax withholding requirements. The 2019 and 2020 PSU awards for each of Messrs. Stewart and Chien were accelerated in December of 2021 at target, entitling each of Mr. Stewart and Chien to 93,447 and 46,724 shares, respectively.

NONQUALIFIED DEFERRED COMPENSATION
None of the NEOs contributed to the Company’s Nonqualified Deferred Compensation Plan in respect of services performed during 2021. See “Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Deferred Compensation Opportunities for Employees” for a narrative description of the DCP.
ESTIMATED BENEFITS UPON TERMINATION
The following table indicates the estimated amounts that would be payable to each NEO upon a hypothetical termination as of December 31, 2021 under various termination scenarios, pursuant to the applicable employment agreements, policies and equity awards.

	SEVERANCE (A)	VESTING OF RSUs (B)(C)	VESTING OF PSUs (B)(C)(D)	OTHER (F)	TOTAL
Death or Disability
Mr. Stewart	$212,500	$3,898,601	$693,919	$—	$4,805,020
Mr. Chien	112,500	1,949,158	346,939	—	2,408,597
Company Terminates Without Good Cause
Mr. Stewart	2,125,000	1,278,605	693,919	72,833	4,170,357
Mr. Chien	832,500	639,180	346,939	39,542	1,858,161
NEO Terminates Without Good Cause/Company Terminates With Good Cause
Mr. Stewart	—	—	—	—	—
Mr. Chien	—	—	—	—	—
NEO Terminates With Good Cause
Mr. Stewart	2,125,000	1,278,605	693,919	72,833	4,170,357
Mr. Chien	832,500	639,180	346,939	39,542	1,858,161
Change of Control (E)
Mr. Stewart	4,250,000	3,898,601	693,919	98,743	8,941,263
Mr. Chien	1,665,000	1,949,158	346,939	56,335	4,017,432

(A)	This column does not include any unpaid prior year bonuses that were earned prior to the date of termination.

(B)
The value of outstanding RSUs and PSUs (including any accelerated or continued vesting that would occur under each of these termination scenarios) is based on the closing price of the Company’s Class A shares on December 31, 2021, which was $40.85.

(C)
For purposes of the calculation of any continued or accelerated vesting in respect of outstanding equity awards, (1) we have assumed that in connection with each NEO’s termination, such NEO was eligible for the maximum post-termination continued and accelerated vesting period applicable to each award, which may not be the case if an actual termination were to occur, and (2) we have treated continued vesting of awards in the same manner as accelerated vesting based on the Class A share price on December 31, 2021.

(D)
Assumes that December 31, 2021 was end of the performance period for PSUs. At December 31, 2021, performance measured on the 2020 PSU awards resulted in a payout below target and therefore would result in no incremental shares vesting. As such, no value for the 2020 PSU awards is reflected in the above table.

(E)
Assumes each NEO’s employment terminates (other than as a result of a termination by the Company for good cause or by the NEO without good cause) in connection with a change of control. In general, no benefits are payable solely as a result of a change of control (
i.e
., in general, there are no single trigger benefits). The only situation in which change of control benefits are potentially payable absent an executive’s termination is the case of equity awards in the event they are not assumed by the acquirer as part of the change of control. In the event of such a triggering event occurring, the NEO would receive estimated benefits set forth in the columns entitled “Vesting of RSUs” and “Vesting of PSUs.”

(F)	Represents the estimated value of COBRA payments payable in connection with the applicable triggering event.
Employment Agreements with Named Executive Officers
Stewart Employment Agreement
On June 17, 2019, the Operating Partnership entered into an employment agreement with Mr. Stewart, effective as of May 1, 2019. Mr. Stewart’s employment agreement provides for a term until April 30, 2023.
Mr. Stewart’s employment agreement provides a minimum annual base salary of $850,000 and an annual target bonus equal to 150% of his base salary.
In the event of a termination of Mr. Stewart’s employment as the result of his death or a termination by the Operating Partnership due to disability, the Operating Partnership will pay Mr. Stewart three months’ salary payable at regular payroll intervals (less any payments received from an employer-paid short term disability policy).
In the event of a termination by the Operating Partnership for “no cause” or by Mr. Stewart for “good cause,” in each case, prior to the end of the term of Mr. Stewart’s employment agreement, Mr. Stewart will receive (i) an amount equal to his annual base salary plus his target bonus amount, payable in 12 monthly installments; (ii) any earned but unpaid discretionary bonus due to him; and (iii) a payment equal to 1.5 times the cost of COBRA for a coverage period of 12 months, payable in 12 monthly installments. If the Operating Partnership terminates Mr. Stewart for no cause after the end of the term of his employment agreement (at which time he would be treated as an at-will
employee of the Operating Partnership), Mr. Stewart will receive a lump sum payment equal to the greater of (i) 26 weeks’ base salary or (ii) two times the amount he would otherwise receive under the Operating Partnership’s then-effective discretionary severance policy. Any such severance payments will be subject to applicable taxes and Mr. Stewart’s execution and non-revocation
of a general release of claims.
Mr. Stewart’s employment agreement also contains
non-compete
and
non-solicit
covenants generally prohibiting Mr. Stewart from providing services to a competitor or soliciting employees or business contacts for 12 months following his termination of employment or for 12 months following the term of the employment agreement. In addition, the employment agreement mandates that Mr. Stewart’s confidentiality obligations continue even after his termination of employment.

Chien Employment Agreement
On June 17, 2019, the Operating Partnership entered into an employment agreement with Mr. Chien, effective as of May 1, 2019. Mr. Chien’s employment agreement provides for a term until April 30, 2023.
Mr. Chien’s employment agreement provides a minimum annual base salary of $450,000 and an annual target bonus equal to 85% of his base salary. Mr. Chien’s employment agreement also provides Mr. Chien with certain other benefits and perquisites, which are discussed in detail in his employment agreement.
In the event of a termination of Mr. Chien’s employment as the result of his death or a termination by the Operating Partnership due to disability, the Operating Partnership will pay Mr. Chien three months’ salary payable at regular payroll intervals (less any payments received from an employer-paid short term disability policy).
In the event of a termination by the Operating Partnership for no cause or by Mr. Chien for good cause prior to the end of the term of Mr. Chien’s employment agreement, Mr. Chien will receive (i) an amount equal to his annual base salary plus his target bonus amount, payable in 12 monthly installments; (ii) any earned but unpaid discretionary bonus due to him; and (iii) a payment equal to 1.5 times the cost of COBRA for a coverage period of 12 months, payable in 12 monthly installments. If the Operating Partnership terminates Mr. Chien for no cause after the end of the term of his employment agreement (at which time he would be treated as an at-will
employee of the Operating Partnership), Mr. Chien will receive a lump sum payment equal to the greater of (i) 26 weeks’ base salary or (ii) two times the amount he would otherwise receive under the Operating Partnership’s then-effective discretionary severance policy. Any such severance payments will be subject to applicable taxes and Mr. Chien’s execution and non-revocation
of a general release of claims.
Mr. Chien’s employment agreement also contains
non-compete
and
non-solicit
covenants generally prohibiting Mr. Chien from providing services to a competitor or soliciting employees or business contacts for 12 months following his termination of employment or for 12 months following the term of the employment agreement. In addition, the employment agreement mandates that Mr. Chien’s confidentiality obligations continue even after his termination of employment.
Change of Control Benefits
The Operating Partnership sponsors a change of control policy in which the NEOs participate (the “Change of Control Policy”). The Change of Control Policy provides a uniform severance policy for the termination of an executive officer by the Company without “good cause,” or by an executive officer with “good cause” (each term as set forth in the Change of Control Policy), within six months prior to, on or within 12 months following, a “change of control” (as such term is defined in the Change of Control Policy) (a “Qualifying Termination”). The Board believes that that the Change of Control Policy serves as an effective retention tool.

The benefits available under the Change of Control Policy to a covered executive officer in connection with a Qualifying Termination are as follows, provided that the executive officer executes an effective general release of claims: (i) 2.0 times the sum of the executive’s base salary and target annual bonus; (ii) a prorated portion of the executive’s target bonus through the date of termination (with each of (i) and (ii) subject to a $10 million cap in the case of the chief executive officer, and a $4 million cap in the case of all other executive officers); (iii) a lump-sum
payment equal in value to 24 months of continued health and insurance benefits and (iv) accelerated vesting of all of an executives outstanding equity. In addition, any earned but unpaid prior-year annual bonus would remain payable in accordance with the terms of such bonus plan. Severance benefits are subject to forfeiture and clawback in the event the covered executive officer breaches any post-employment restrictive covenants, and may be cut back to the extent they would otherwise be subject to Section 280G or 4999 of the Code.
For purposes of the Change of Control Policy: (1) a “good cause” termination by the Operating Partnership is generally defined as: (i) participant’s failure to reasonably abide by Employer’s policies and procedures, misconduct, insubordination, failure to perform the duties required of participant up to reasonable standards; (ii) the participant’s failure to comply with certain of the Operating Partnership’s licensing requirements; (iii) the Operating Partnership has been directed by an applicable governmental authority to cease business with the participant; (iv) any of the Operating Partnership gaming business licenses are threatened to be, or are, denied, curtailed, suspended or revoked as a result of the participant’s employment by the Operating Partnership or as a result of the participant’s actions; and (2) a “good cause” termination by the participant is generally defined as (i) failure by the Operating Partnership to pay the participant any compensation when due; or (ii) a material reduction in the scope of duties or responsibilities of the participant; or (iii) any reduction in the participant’s annual base salary or target annual bonus.
CEO PAY RATIO DISCLOSURE
As required by Section 953(b) of the Dodd-Frank Act, and Item 402(u) of Regulation
S-K,
the Company is providing the following information about the relationship of the annual total compensation of the Company’s employees and the annual total compensation of the Company’s CEO, Mr. Stewart.
As required by the applicable SEC rules, we
re-calculated
the median employee for 2021. To identify the median of the annual total compensation of all the Company’s employees (other than the CEO) for 2021, we took the following steps:
We determined that, as of December 31, 2021, the Company’s employee population consisted of 4 individuals, not including the Company’s CEO. The Company’s entire employee population is located inside the U.S. and therefore we did not exclude any employees from the Company’s calculations in order to identify the median employee. To identify the median employee from this population, we calculated the total annual compensation for each employee by using
W-2
compensation for the 2021 calendar year. We determined that
W-2
compensation appropriately reflected the overall compensation profile of the Company’s employee population and was therefore a reasonable compensation measure to apply in order to identify the median employee. We did not annualize compensation or apply any cost-of-living
adjustments.
Given the even number of employees included in the Company’s calculation, we were unable to identify an employee who fell at the actual “median” of the employee population. Once we identified the two employees who fell at the mid-point
of the Company’s employee population, we calculated all of the elements of both employees’ compensation for the 2021 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K,
and took the average of those two numbers in order to calculate the annual total compensation for purposes of calculating the required pay ratio. This resulted in an estimated annual total compensation of $227,440. We believe that averaging resulted in an annual total compensation that appropriately and reasonably portrays the median level of the Company’s employees’ overall compensation profile. To calculate the annual total compensation of Mr. Stewart, we used the amount reported in the “Total” column of the 2021 Summary Compensation Table included in this Amendment, which was $4,873,609, resulting in a ratio of the annual total compensation of the Company’s CEO to the median of the annual total compensation of the Company’s employees of 21 to 1. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation
S-K.
Because the SEC rules for identifying the median of the annual total compensation of the Company’s employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the Company’s pay ratio, as other companies have headquarters in different countries, have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

2021 DIRECTOR COMPENSATION
Director compensation is currently comprised of a cash component as well as an opportunity to participate in the Company’s future growth prospects through equity incentive awards. Board members who are employees of MGM do not receive compensation for their service on the Board. In general, Board members (i) who are nominated to the Board pursuant to a contractual right or agreement, (ii) who are an officer or employee of, or a person who performs responsibilities of a similar nature for, the nominating entity or person, as the case may be, or an affiliate thereof, and (iii) who are determined not to be independent because of conflicting interests between the Company and the nominating entity or person or its affiliates, do not receive compensation for their service on the Board. For 2021, Daniel J. Taylor and Paul Salem, who serve as members of the board of MGM, received compensation for their role as a member of the Board. Each director is eligible to receive reimbursement of all reasonable expenses incurred in attending meetings of the Board and any committees on which he or she serves.
The Company believes that director compensation should be reasonable in light of what is customary for companies of similar size, scope and complexity. In connection with determining director compensation, the Board received a report from F.W. Cook assessing levels of director compensation at peer companies (see “Executive Compensation—Compensation Discussion and Analysis” for a discussion of the Company’s peer group), and determined not to increase compensation to directors in 2021 since current pay levels were competitive, the director compensation program is well-structured and in light of market conditions as a result of the
COVID-19
pandemic.
DIRECTOR COMPENSATION STRUCTURE
The following table sets forth information regarding director compensation for 2021:

NAME	FEES EARNED OR PAID IN CASH		SHARE AWARDS (A)(B)		ALL OTHER COMPENSATION	TOTAL
Kathryn Coleman	$115,000	(C)	$135,000	(C)	—	$250,000
Charles Irving	112,500	(C)	135,000	(C)	—	247,500
Thomas Roberts	155,000		135,000	(C)	—	290,000
Paul Salem	151,250	(C)	135,000	(C)	—	286,250
Daniel J. Taylor	130,000		135,000		—	265,000

(A)
The amount reflected in this column is the grant date fair value of 2021 RSU awards, computed in accordance with FASB ASC 718. Ms. Coleman, Mr. Irving, Mr. Roberts, Mr. Salem, and Mr. Taylor received a grant of 3,866 RSUs in May 2021. Each of these awards had a grant date fair value of $135,000 and will vest on May 5, 2022.

(B)
At December 31, 2021, each director listed in the table above held the following RSUs, which were granted in 2021, and as of December 31, 2021 were not fully vested, and deferred stock units (including dividend equivalent rights associated with these awards): Ms. Coleman, 14,498; Mr. Irving, 14,241; Mr. Roberts, 52,333; Mr. Salem, 24,212; and Mr. Taylor, 34,699.

(C)	All or a portion of these amounts were deferred pursuant to the Company’s Deferred Compensation Plan for Non-Employee Directors.

For 2021, members of the Board who were determined to be eligible to receive compensation received the following, with cash retainers paid in equal quarterly installments. Annually, we expect that equity will be issued following the annual stockholder meeting:

Annual Board Cash Retainer	$95,000
Additional Annual Cash Retainer for Chairman	$75,000
Committee Member Retainer	$10,000
Additional Annual Cash Retainer for Lead Independent Director	$30,000
Additional Annual Cash Retainer for Chair of Audit Committee	$20,000
Additional Annual Cash Retainer for Chair of the Compensation Committee	$15,000
Annual Equity	$135,000 in RSUs, vesting at the earlier of the first anniversary of grant or the next annual meeting
Deferred Compensation Plan	Cash retainers and RSU awards may be voluntarily deferred for later payment
Share Ownership Guidelines/Retention Requirements	Ownership guideline equal to 3x the annual board cash retainer, with a 5-year compliance period from initial election to the Board
Per-Meeting Compensation	None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
PRINCIPAL STOCKHOLDERS
The table below shows the number of Class A shares beneficially owned as of the close of business on April 1, 2022 by each of the Company’s directors and named executive officers, as well as the number of shares beneficially owned by all of the directors and executive officers as a group, based on 156,753,272 shares of the Company’s Class A shares outstanding as of April 1, 2022.

NAME (A)	CLASS A SHARES (B)		OPTIONS/SARs/ RSUs EXERCISABLE OR VESTING WITHIN 60 DAYS (C)(D)	TOTAL SHARES BENEFICIALLY OWNED (C)(D)	PERCENT OF CLASS	DEFERRED SHARE UNITS (D)(E)
Andy H. Chien	104,434		2,258	106,692	*	—
Kathryn Coleman	—		—	—	—	15,429
Charles Irving	1,000		—	1,000	*	15,169
John M. McManus	27,582		—	27,582	*	—
Thomas Roberts	5,228		—	5,228	*	53,043
Paul Salem	—		—	—	—	25,625
Corey I. Sanders	235,741	(F)	—	235,741	*	—
James C. Stewart	241,038	(G)	4,518	245,556	*	—
Daniel J. Taylor	—		4,024	4,024	*	31,145
All directors and executive officers as a group (9 persons)	615,023		10,800	625,823	*	140,411

*	Less than 1%

(A)	The address for the persons listed in this column is 1980 Festival Plaza Drive, Suite 750, Las Vegas, Nevada 89135.

(B)	All Class A shares represent limited liability company interests.

(C)
Deferred share units are excluded from shares beneficially owned. Except as otherwise indicated, and subject to applicable community property and similar laws, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(D)
Does not include dividend equivalents that will be credited to the holders’ account on April 14, 2022 with the number of additional dividend equivalents based on the closing price of MGP’s Class A shares on April 14, 2022.

(E)
Represents deferred share units under the MGM Growth Properties LLC 2016 Deferred Compensation Plan for
non-employee
directors. Each deferred share unit is the economic equivalent of one Class A share. The deferred share units become payable upon termination of service as a director.

(F)	Includes 128,200 held in trust and 100,000 in family partnership.

(G)	Includes 2,028 shares held by spouse.
Based on filings made under Sections 13(d) and 13(g) of the Exchange Act, as of April 1, 2022, the only persons known by the Company to be the beneficial owners of more than 5% of the Company’s Class A Shares were as follows based on 156,753,272 shares of the Company’s Class A Shares outstanding as of April 1, 2022:

NAME AND ADDRESS	SHARES BENEFICIALLY OWNED (A)		PERCENT OF CLASS
MGM Resorts International 3600 Las Vegas Boulevard South Las Vegas, Nevada 89109	1	(B)	100%
Capital Research Global Investors 333 South Hope Street Los Angeles, California 90071	12,429,030	(C)(D)	7.93%
Capital World Investors 333 South Hope Street Los Angeles, California 90071	11,065,000	(C)(E)	7.06%
Barrow Hanley Global Investors 2200 Ross Avenue, 31 st Floor Dallas, Texas 75201-2761	9,404,327	(C)(F)	6.00%
The Vanguard Group 100 Vanguard Boulevard Malvern, Pennsylvania 19355	8,583,893	(C)(G)	5.48%

(A)	Except as otherwise indicated, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(B)	Class B share.

(C)	Class A shares.

(D)
Based upon a Schedule 13G/A filed by Capital Research Global Investors with the SEC on February 11, 2022. Reflects sole voting power and sole dispositive power of 12,429,030 shares. Capital Research Global Investors is a division of Capital Research and Management Company.

(E)
Based upon a Schedule 13G filed by Capital World Investors with the SEC on February 11, 2022. Reflects sole voting power and sole dispositive power of 11,065,000 shares. Capital World Investors is a division of Capital Research and Management Company.

(F)
Based upon a Schedule 13G filed by Barrow Hanley Global Investors with the SEC on February 10, 2022. Reflects sole voting power of 7,941,846 shares and sole dispositive power of 9,404,327 shares. Reflects shared voting power of 1,426,481 shares.

(G)
Based upon a Schedule 13G/A filed by The Vanguard Group with the SEC on February 10, 2022. Reflects sole dispositive power of 8,492,975 shares. Reflects shared voting power of 25,921 shares and shared dispositive power of 90,918 shares.

SECURITY OWNERSHIP OF MANAGEMENT IN PARENT COMPANY
The table below shows the number of shares of MGM’s common stock beneficially owned as of the close of business on April 1, 2022 by each of the Company’s directors and named executive officers, as well as the number of MGM shares beneficially owned by all of the Company’s directors and executive officers as a group based on 430,362,057 shares of MGM Common Stock outstanding as of April 1, 2022.

NAME (A)	COMMON STOCK		OPTIONS/ SARs/ RSUs EXERCISABLE OR VESTING WITHIN 60 DAYS (B)	TOTAL SHARES BENEFICIALLY OWNED (B)	PERCENT OF CLASS	DEFERRED STOCK UNITS (C)
Andy H. Chien	—		—	—	—	—
Kathryn Coleman	—		—	—	—	—
Charles Irving	—		—	—	—	—
John M. McManus	56,969		6,528	63,497	*	—
Thomas Roberts	—		—	—		—
Paul Salem	1,517,000		—	1,517,000	*	62,043
Corey I. Sanders	352,265	(D)	8,855	361,120	*	—
James C. Stewart	456		—	456	*	—
Daniel J. Taylor	—		4,499	4,499	*	79,460
All directors and executive officers as a group (9 persons)	1,926,690		19,882	1,946,572	*	141,503

*	Less than 1%.

(A)	The address for the persons listed in this column is 1980 Festival Plaza Drive, Suite 750, Las Vegas, Nevada 89135.

(B)
Deferred stock units are excluded from shares beneficially owned. Except as otherwise indicated, and subject to applicable community property and similar laws, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(C)
All deferred stock units previously held and RSUs to be deferred within 60 days by
Non-Employee
Directors, including deferral RSUs as of April 1, 2022. Deferred stock units are payable either in a lump sum or installments, at the director’s election, with the lump sum or first installment payable within 90 days of the first day of the month following the director’s separation from the Board.

(D)	Includes 36,465 shares held in trust.

Item 13. Certain Relationships and Related Transactions, And Director Independence
Related person transactions covered by Item 404(a) of Regulation
S-K
requiring review by the Audit Committee are referred to the Audit Committee for approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee decides whether or not to approve such transactions and approves only those transactions that are deemed to be in the best interests of the Company, including consideration of the factors set forth in the Company’s written guidelines under the Company’s Code of Conduct for the reporting, review and approval of potential conflicts of interest: the size of the transaction or investment, the nature of the investment or transaction, the nature of the relationship between the third party and the Company, the nature of the relationship between the third party and the director or employee, the net worth of the employee or director, and any other factors the Committee deems appropriate. If the Company becomes aware of an existing transaction with a related person that has not been approved under the foregoing procedures, then the matter is referred to the Audit Committee. The Audit Committee then evaluates all options available, including ratification, revision or termination of such transaction.
CONFLICTS OF INTEREST
Conflicts of interest may arise as a result of MGM’s ownership of the Company’s single outstanding Class B share, which represents a majority of the voting power of the Company’s shares. MGM’s interests may differ from or conflict with the interests of the Company’s other stockholders. MGM has the ability to exercise control over the Company’s affairs, including control over the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors and significant transactions. MGM also has the power to prevent or cause a change in control as a result of its beneficial ownership of the Company’s Class B share, which could, among other things, discourage a potential acquirer from attempting to obtain control of the Company in a manner that provides a control premium to any stockholders other than MGM. As a result, unless and until MGM and its controlled affiliates’ (excluding the Company and the Company’s subsidiaries) aggregate beneficial ownership of the combined economic interests in the Company and Operating Partnership falls below 30%, MGM will effectively control us.
We have adopted the Governance Guidelines to assist the Company’s Board of Directors in the exercise of its responsibilities and to serve the Company’s interests and those of the Company’s stockholders.
NO FIDUCIARY DUTIES
Duties owed to the Company and the Company’s stockholders by the Company’s Board are prescribed by law and the Company’s LLC Agreement. The Delaware Limited Liability Company Act (the “LLC Act”), with the stated purpose of giving the maximum effect to the principle of freedom of contract and to the enforceability of limited liability company agreements, provides that Delaware limited liability companies may, in their operating agreements, limit or eliminate any and all liabilities for breach of contract and breach of duties (including fiduciary duties) of a member, manager or other person to a limited liability company or to another member or manager or to another person that is a party to or is otherwise bound by a limited liability company agreement.
We have duties and obligations to the Company’s Operating Partnership and its limited partners under Delaware law as modified by the partnership agreement of the Company’s Operating Partnership in connection with the management of the Company’s Operating Partnership through the Company’s wholly owned subsidiary that serves as the sole general partner. The Company’s duties and obligations to the Company’s Operating Partnership and its limited partners, as modified by the partnership agreement of the Company’s Operating Partnership, may come into conflict with the duties of the Company’s directors and officers to the Company and the Company’s stockholders, as modified by the Company’s LLC Agreement. In particular, the consummation of certain business combinations, the sale of any properties or a reduction of indebtedness could have adverse tax consequences to holders of common units in the Company’s Operating Partnership, which would make those transactions less desirable to them.

The Company’s LLC Agreement provides that the Company’s Board is entitled to consider only such interests and factors as they desire, including MGM’s interests, and has no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting the Company and is not subject to any different standards imposed by the LLC Act or under any other law, rule or regulation or in equity. Similarly, the Company’s LLC Agreement provides that the Company’s officers, MGM and its affiliates and any other persons eligible for indemnification under the terms of the Company’s LLC Agreement do not have any duties or liabilities, including fiduciary duties, to the fullest extent permitted by law, to us, any stockholder or any other person.
RELATED PARTY TRANSACTIONS
For 2021, we have the following related party transactions to report:
LEASE BETWEEN SUBSIDIARY OF MGM AND ENTITY OWNED BY MR. IRVING
In connection with his appointment as a Director, Mr. Irving informed the Board that he owns a company from which a subsidiary of MGM leases certain property. The lease provides for an annual payment of $80,000, with a 6% increase each 5 years during the lease term, and the total estimated payments (inclusive of rent and administrative costs) through the end of the lease term in 2032 are expected to be approximately $1.0 million.
DISTRIBUTIONS UNDER OPERATING AGREEMENT
MGM owns, directly and indirectly through its subsidiaries, partnership units (“Operating Partnership Units”) of the Operating Partnership and is entitled to receive a pro rata share of any distributions made by the Operating Partnership. As of December 31, 2021, MGM owned 111,372,757 Operating Partnership Units, representing 41.5%, and the Company owned 156,750,325 Operating Partnership Units, representing 58.5%.
REDEMPTION OF OPERATING PARTNERSHIP UNITS
In March 2021, certain subsidiaries of MGM delivered a notice of redemption to the Company to redeem approximately 37.1 million Operating Partnership units that they held in accordance with the terms of the Operating Partnership’s partnership agreement. In accordance with the terms of such agreement, upon receipt of the notice of redemption, the Company formed a conflicts committee to determine the mix of consideration that it would provide for the Operating Partnership units. The conflicts committee determined that the Company would redeem approximately 15.3 million Operating Partnership units for cash and the remaining 21.9 million Operating Partnership units would be redeemed using the proceeds, net of the underwriters’ discount, from an offering of MGP’s Class A shares. The redemption closed in March 2021 and MGM received aggregate cash proceeds for the redemption of approximately $1.2 billion.
MGM SPRINGFIELD TRANSACTION
On May 11, 2021, the Company entered into an agreement to acquire the real estate assets of MGM Springfield from MGM for $400 million of cash consideration (the “MGM Springfield Transaction”). The Company acquired the real estate assets on October 29, 2021. Following the closing of the transaction, the annual rent payment under the
MGM-MGP
Master Lease increased by $30 million, $27.0 million of which is fixed and contractually grows at 2% per year with escalators subject to the tenant and its operating sublessees collectively meeting an adjusted net revenue to rent ratio. Final regulatory approvals, which were not necessary for the transaction to close, are expected to be received within nine to twelve months following the close of the transaction. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which will provide for the property to be placed into a trust (or, at MGM’s option, be returned to MGM) during the interim period in the event that the regulator finds reasonable cause to believe that the Company may not be found suitable. The property will then remain in trust until a final determination regarding the Company’s suitability is made.

VICI PROPERTIES, INC. TRANSACTION
On August 4, 2021, the Company and the Operating Partnership entered into the VICI Transaction. Pursuant to the agreement, MGP Class A stockholders will have the right to receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and MGM will have the right to receive 1.366 units of the new VICI OP in exchange for each Operating Partnership unit held by MGM. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day
volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of MGM’s VICI OP units for cash consideration of $4.4 billion, with MGM retaining approximately 12.2 million VICI OP units. MGP’s Class B share that is held by MGM will be cancelled. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was received on October 29, 2021).
THE MIRAGE TRANSACTION
On December 13, 2021, MGM entered into an agreement to sell the equity interests of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc (“Hard Rock”). Upon closing, the
MGM-MGP
Master Lease (or MGM’s master lease with VICI in the event that the VICI Transaction is consummated prior to closing) will be amended and restated to reflect a $90 million reduction in annual cash rent and a new lease will be entered into with Hard Rock to reflect an initial $90 million annual cash rent. The transaction is expected to close during the second half of 2022, subject to certain closing conditions, including, but not limited to, the consummation or termination of the VICI Transaction.
AGREEMENTS WITH AFFILIATES IN CONNECTION WITH THE COMPANY’S FORMATION TRANSACTIONS
In connection with the Company’s formation transactions and initial public offering, we entered into various documents and agreements with MGM and its affiliates. While MGM endeavored to have these agreements reflect customary, arm’s-length
commercial terms and conditions, these agreements are not the result of arm’s-length
negotiations, and consequently, there can be no assurance that the terms of these agreements are as favorable to the Company’s as if they had been negotiated with unaffiliated third parties. Because some of these agreements relate to formation transactions that, by their nature, would not occur in a third-party situation, it is not possible to determine what the differences would be.
MASTER CONTRIBUTION AGREEMENT
On April 25, 2016, we entered into a master contribution agreement (the “Master Contribution Agreement”) with MGM and the Operating Partnership, which provides for, among other things, the Company’s responsibility for liabilities relating to its business and the responsibility of MGM for liabilities unrelated to the Company’s business, the Company’s agreements with MGM and the Operating Partnership regarding the principal transactions necessary to effect the transfer by MGM of certain assets to the Company’s or the Company’s subsidiaries, the assumption by the Company’s or the Company’s subsidiaries of certain liabilities in connection with that transfer, the assumption by the Company’s or the Company’s subsidiaries of the bridge facilities entered into by MGM and certain of its subsidiaries in connection with the Company’s formation transactions and other agreements that govern various aspects of the Company’s relationship with MGM after the closing of the transactions contemplated by the Master Contribution Agreement. The Master Contribution Agreement also contains indemnification obligations and ongoing commitments of the Company, the Operating Partnership and MGM.

MGM-MGP
MASTER LEASE
On April 25, 2016, a subsidiary of the Company entered into a long-term triple-net
master lease agreement (the
“MGM-MGP
Master Lease”) with a subsidiary of MGM (the “Tenant”) pursuant to which all of the Company’s real estate assets (each a “Property” and collectively the “Properties”) were leased to the Tenant. The lease was amended on August 1, 2016 in connection with the acquisition of the real estate of Borgata; October 5, 2017 in connection with the acquisition of the real estate of MGM National Harbor; January 29, 2019 in connection with the acquisition of the developed real property associated with the Empire City Casino (“Empire City”); March 7, 2019 in connection with improvements made by MGM related to the rebranding of the Park MGM and NoMad Las Vegas; April 1, 2019 in connection with the transfer of membership interests of Northfield Park to MGM, with the Company retaining the real estate assets of Northfield Park; February 14, 2020 in connection with the MGP BREIT Venture Transaction; and on October 29, 2021 in connection with the MGM Springfield Transaction. The lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The lease provides that any extension of its term must apply to all of the Properties under the lease at the time of the extension. The initial term of the lease with respect to MGM National Harbor ends on August 31, 2024. Thereafter, the initial term of the lease with respect to MGM National Harbor may be renewed at the option of the Tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the lease or the next renewal term (depending on whether MGM elects to renew the other properties under the lease in connection with the expiration of the initial ten-year
term). If, however, the Tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the lease, the Tenant would also lose the right to renew the lease with respect to the rest of the properties when the initial ten-year
lease term related to the rest of the properties ends in 2026. In addition to the four five-year renewal terms, the term of the lease with respect to MGM Springfield may be extended for an additional four five-year renewal terms.
The lease has a
triple-net
structure, which requires the Tenant to pay substantially all costs associated with each Property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent. Additionally, the lease provides the Company with a right of first offer with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, which we may exercise should MGM elect to sell the property in the future.
In connection with the commencement of the sixth lease year on April 1, 2021, the rent under the lease increased to $842.8 million from $827.8 million at the start of the fifth lease year. On October 29, 2021, in connection with the MGM Springfield Transaction, MGM Springfield was added to the
MGM-MGP
Master Lease and the annual rent payment increased to $872.8 million. Rent under the lease consists of a “base rent” component and a “percentage rent” component. As of December 31, 2021, the Base Rent represents approximately 91% of the rent payments due under the lease, and the Percentage Rent represents approximately 9% of the rent payments due under the lease. The Base Rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the
MGM-MGP
Master Lease). Thereafter, beginning on April 1, 2022, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their adjusted net revenue from the leased properties subject to the lease (as determined in accordance with accounting principles generally accepted in the United States, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue). With respect to the additional renewal terms for MGM Springfield, for the first two additional renewal terms, base rent will include a fixed annual rent escalator of 2.0%, subject to the tenant and the MGM operating subsidiary sublessee of our tenant, collectively meeting the adjusted net revenue to rent ratio, discussed above. The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average annual adjusted net revenues of the Tenant and, without duplication, the operating subtenants from the leased properties subject to the lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual adjusted net revenues, excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%). In connection with the commencement of the seventh lease year on April 1, 2022, rent increased to $876.8 million as a result of an increase in base rent due to the Tenant and operating subsidiary sublessees exceeding the adjusted net revenue to rent ratio discussed above, partially offset by a decrease in percentage rent as a result of the percentage rent reset. The lease includes covenants that impose ongoing reporting obligations on the Tenant relating to MGM’s financial statements. The lease also requires MGM, on a consolidated basis with the Tenant, to maintain an EBITDAR to rent ratio (as described in the Master Lease) of 1.10:1.00; provided that the Tenant will not be in default of this requirement in the event there is an unavoidable delay (as such term is defined in the lease).

CORPORATE SERVICES AGREEMENT
On April 25, 2016, the Operating Partnership entered into a corporate services agreement with MGM (the “Corporate Services Agreement”), pursuant to which MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services, and various other support services. The Corporate Services Agreement provides that the Operating Partnership will reimburse MGM for all costs MGM incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement for the year ended December 31, 2021 of $3.5 million.
IPO REGISTRATION RIGHTS AGREEMENT
On October 5, 2017, the Company entered into an amended and restated registration rights agreement (as amended, the “IPO Registration Rights Agreement”) with operating subsidiaries of MGM that hold Operating Partnership Units. Pursuant to the Registration Rights Agreement, MGM and certain of its subsidiaries have the right to require the Company to file and cause to become effective a registration statement to register the issuance and resale of Class A shares upon exchange of Operating Partnership Units beneficially owned by MGM. The IPO Registration Rights Agreement also provides for, among other things, demand registration rights and piggyback registration rights for the operating subsidiaries of MGM that hold Operating Partnership Units.
IP LICENSE AGREEMENT
On April 25, 2016, we entered into a royalty-free intellectual property rights license agreement with MGM (the “IP License Agreement”), pursuant to which we will have the right to use “MGM” in the corporate names of the Company and the Company’s subsidiaries for up to 50 years. Pursuant to the IP License Agreement, we will also have the right to use the “MGM” mark and the “MGM” logo in the Company’s advertising materials without royalties for up to 50 years.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During 2021, none of the members of the Compensation Committee was or is an officer or employee of the Company, and no executive officer of the Company served or serves on the compensation committee or board of any company that employed or employs any member of the Company’s Compensation Committee or Board. Mr. Irving owns a company from which a subsidiary of MGM leases certain property. The lease provides for an annual payment of $80,000, with a 6% increase each 5 years during the lease term, and the total estimated payments (inclusive of rent and administrative costs) through the end of the lease term in 2032 are expected to be approximately $1.0 million.

DIRECTOR INDEPENDENCE
The Company elects to avail itself of the “controlled company” exemption available under the listing rules of the NYSE and therefore is permitted not to have a majority of independent directors. Should the Company no longer qualify as a controlled company within the meaning of the NYSE corporate governance standards, the Company will be required, in accordance with the transition provisions of these standards, to have a majority of independent directors who, in each case, the Board has determined does not have any direct or indirect material relationships with the Company. The Board has established guidelines to assist in determining director independence, which meet, and in some respects exceed the independence requirements established by the NYSE’s listing standards. These guidelines are set forth in Section II of the Company’s Corporate Governance Guidelines.
The Board determined Ms. Coleman and Messrs. Taylor, Salem, Irving and Roberts are independent directors as defined in the Corporate Governance Guidelines. Mr. Irving was not considered “independent” for NYSE and other corporate governance purposes at the time he was appointed to the Board, but he has since been determined by the Board to be an independent director.
All members of the Audit Committee must be independent directors as defined in the Corporate Governance Guidelines. For the purposes of determining whether a director who is a member of the Audit Committee is independent, the Board applies additional independence standards, including those of the SEC set forth in Rule
10A-3
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the corporate governance rules of the NYSE applicable to audit committee composition. The Board has determined that all members of the Audit Committee, consisting of Messrs. Roberts, Taylor and Irving and Ms. Coleman are independent and satisfy the relevant Company, NYSE and SEC additional requirements for the members of such committee.
Item 14. Principal Accounting Fees and Services
AUDIT AND
NON-AUDIT
FEES
The following table sets forth fees paid to the Company’s auditors, Deloitte & Touche LLP, in 2021 and 2020 for audit and non-audit
services. All of the services described below were approved in accordance with the Company’s pre-approval
policy, which is described in the next section.

	2021	2020
Audit fees	$1,184,000	$1,340,000
Audit-related fees	—	—
Tax fees	56,000	78,000
All other fees	—	—
Total	$1,240,000	$1,418,000
The category “Audit fees” includes fees for the Company’s annual audit and quarterly reviews of the Company’s consolidated financial statements and of the Company’s subsidiaries, assistance with SEC filings and fees related to debt and equity offerings. The category “Audit-related fees” includes fees for other assurance services not included in “Audit fees.” The category “Tax fees” includes tax consultation and tax compliance services.
PRE-APPROVAL
POLICIES AND PROCEDURES
The Company’s Audit Committee has a policy related to
pre-approval
of all audit and permissible
non-audit
services to be provided by the independent registered public accounting firm. Pursuant to this policy, the Audit Committee must pre-approve
all services provided by the independent registered public accounting firm.
Pre-approvals
for classes of services are granted at the start of each fiscal year and are applicable for such year. As provided under the Sarbanes-Oxley Act of 2002 and the SEC’s rules, the Audit Committee, in its discretion, may delegate to one or more of its members the authority to address certain requests for pre-approval
in between regularly scheduled meetings of the Audit Committee, and such pre-approval
decisions are reported to the Audit Committee at its next regular meeting. The policy is designed to help ensure that there is no delegation by the Audit Committee of authority or responsibility for pre-approval
decisions to management.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(3).
Exhibits.

Exhibit Number	Description

2.1	Master Transaction Agreement, by and among MGM Resorts International, MGM Growth Properties LLC, MGM Growth Properties Operating Partnership LP, VICI Properties Inc., Venus Sub LLC, VICI Properties L.P. and VICI Properties OP LLC, dated as of August 4, 2021* (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Commission on August 5, 2021)

3.1	Amended and Restated Limited Liability Company Agreement of MGM Growth Properties LLC, effective April 18, 2016 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016)

3.2	Second Amended and Restated Limited Partnership Agreement of MGM Growth Properties Operating Partnership LP, dated as of February 2, 2017 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 8, 2017)

3.3	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of MGM Growth Properties LLC (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 25, 2020)

Exhibit Number	Description

4.1	Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Resorts International filed on April 21, 2016)

4.2	Supplemental Indenture, dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, MGP Escrow Co-Issuer, Inc., MGP Lessor Holdings, LLC, MGP Lessor, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed on April 25, 2016)

4.3	Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on August 12, 2016)

4.4	Indenture, dated as of September 21, 2017, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on September 21, 2017)

4.5	Supplemental Indenture to the Indentures, dated as of June 15, 2018, among MGP OH, Inc., MGP Finance Co-Issuer, Inc. and MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed on August 7, 2018)

4.6	Second Supplemental Indenture to the Indentures, dated as of July 10, 2018, among Northfield Park Associates LLC, Cedar Downs OTB, LLC, MGP Finance Co-Issuer, Inc. and MGM Growth Properties Operating Partnership LP (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed on November 5, 2018)

4.7	Indenture, dated as of January 25, 2019, among the MGM Growth Propertied Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 25, 2019)

4.8	Indenture, dated as of January 25, 2019, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 25, 2019).

4.9	Third Supplemental Indenture to the Indentures, dated as of January 29, 2019, among MGP Yonkers Realty Sub, LLC,YRL Associates, L.P., MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 10-Q filed on May 7, 2019)

4.10	Fourth Supplemental Indenture to the Indentures, dated as of March 29, 2019, among MGP OH Propco, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Current Report on Form 10-Q filed on May 7, 2019)

4.11	Fifth Supplemental Indenture to the Indentures, dated as of January 22, 2020, among YRL Associates, L.P., MGP Yonkers Realty Sub, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 10-Q filed on May 5, 2020)

4.12	Sixth Supplemental Indenture to the Indentures, dated as of February 12, 2020, among MGP Lessor II, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 10-Q filed on May 5, 2020)

4.13	Indenture, dated as of June 5, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 5, 2020)

4.14	Indenture, dated as of November 19, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on November 20, 2020)

4.15	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of April 20, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.16	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of August 12, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

Exhibit Number	Description

4.17	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of September 21, 2017, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.18	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of January 25, 2019, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.19	First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of June 5, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.20	First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of November 19, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.21	Description of Class A Shares representing Limited Liability Company Interests of MGM Growth Properties LLC (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K filed with the Commission on February 23, 2021)

10.1	Master Lease between MGP Lessor, LLC and MGM Lessee, LLC, dated April 25, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 25, 2016)

10.2	First Amendment to Master Lease, dated as of August 1, 2016, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Resorts International filed on August 1, 2016)

10.3	Second Amendment to Master Lease, dated as of October 5, 2017, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 6, 2017)

10.4	Third Amendment to Master Lease, dated as of January 29, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 29, 2019)

10.5	Fourth Amendment to Master Lease, dated as of March 7, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 8, 2019).

10.6	Fifth Amendment to Master Lease, dated as of April 1, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 4, 2019).

10.7	Sixth Amendment to Master Lease, dated as of February 14, 2020, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 18, 2020)

10.8	Seventh Amendment to Master Lease Agreement, dated as of October 29, 2021, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Resorts International filed on October 29, 2021)

10.9	Credit Agreement dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, the financial institutions referred to as Lenders therein and the Administrative Agent (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on April 25, 2016)

10.10	First Amendment to Credit Agreement, dated October 26, 2016, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 26, 2016)

10.11	Second Amendment to Credit Agreement, dated May 1, 2017, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 1, 2017)

10.12	Third Amendment to Credit Agreement, dated March 23, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 26, 2018)

10.13	Fourth Amendment to Credit Agreement, dated June 14, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 18, 2018)

Exhibit Number	Description

10.14	Fifth Amendment to Credit Agreement, dated as of February 14, 2020, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on February 18, 2020)

10.15	Corporate Services Agreement between MGM Growth Properties Operating Partnership LP and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 25, 2016)

10.16	Amended and Restated Registration Rights Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of October 5, 2017 (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on March 1, 2018)

10.17	IP License Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on April 25, 2016)

†10.18	Hotel and Casino Ground Lease between National Harbor Beltway L.C., as landlord, and MGM National Harbor, LLC, as tenant, dated as of April 26, 2013 (incorporated by reference to Exhibit 10.4(3) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

†10.19	First Amendment to the Hotel and Casino Ground Lease, dated July 23, 2014 between National Harbor Beltway L.C. and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.4(4) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

†10.20	Second Amendment to the Hotel and Casino Ground Lease, dated November 24, 2015 between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.4(5) of the Annual Report on Form 10-K of MGM Resorts International filed on March 1, 2017)

10.21	Third Amendment to the Hotel and Casino Ground Lease, dated August 21, 2017, between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of MGM Resorts International filed on November 9, 2017)

10.22	Amended and Restated Limited Liability Company Agreement of MGP BREIT Venture 1 LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 18, 2020)

10.23	Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC and MGM Lessee II, LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 18, 2020)

10.24	Loan Agreement, by and among Mandalay PropCo, LLC, MGM Grand PropCo, LLC, Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG. New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., as administrative agent, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 18, 2020)

10.25	First Amendment to Loan Agreement, dated as of March 30, 2020, among Mandalay Bay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender (incorporated by reference to Exhibit 10.5 of our Current Report on Form 10-Q filed on May 5, 2020)

10.26	Second Amendment to Loan Agreement, dated as of May 1, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q filed on November 2, 2020)

10.27	Third Amendment to Loan Agreement, dated as of July 15, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Wilmington Trust, National Association, solely in its capacity as trustee for the benefit of the holders of BX Commercial Mortgage Trust 2020-VIVA, Commercial Mortgage Pass-Through Certificates, Series 2020-VIVA, as Lender (incorporated by reference to Exhibit 10.2 of our Current Report on Form 10-Q filed on November 2, 2020)

10.28*	Employment Agreement of James C. Stewart, effective as of May 1, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 20, 2019) †

10.29*	Employment Agreement of Andy H. Chien, effective as of May 1, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 20, 2019) †

10.30*	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016)

10.31*	Omnibus Amendment to Relative Performance Share Units (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on April 30, 2021)

10.32*	Omnibus Amendment to Restricted Share Units and Performance Share Units (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 6, 2021)

Exhibit Number	Description

10.33*	Second Omnibus Amendment to Performance Share Units (incorporated by reference to Exhibit 10.33 of our Annual Report of Form 10-K filed on February 16, 2022).

10.34*	Annual Performance-Based Incentive Plan (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016)

10.35*	Amended and Restated Change of Control Policy for Executive Officers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 15, 2021)

10.36*	MGM Growth Properties LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on April 25, 2016)

10.37*	2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on April 25, 2016)

10.38*	Form of 2016 Performance Share Units Agreement (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed on April 25, 2016)

10.39*	Form of 2016 Performance Share Units Agreement (Bonus) (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed on April 25, 2016)

10.40*	Form of 2016 Restricted Share Units Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K filed on April 25, 2016)

10.41*	Form of 2016 Restricted Share Units Agreement (Employees) (incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed on April 25, 2016)

10.42*	Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K filed on April 25, 2016)

10.43*	Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on April 25, 2016)

10.44*	Form of Restricted Stock Unit Agreement (2018 Bonus RSUs) (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 4, 2018)

10.45*	Form of Restricted Stock Unit Agreement (Bonus RSUs) (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on May 4, 2018)

10.46*	Form of Restricted Share Unit Agreement (for awards granted in November 2019 and thereafter) (incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed on February 23, 2021)

10.47*	Form of Performance Share Unit Agreement (for awards granted in November 2019 and thereafter) (incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K filed on February 23, 2021)

10.48*	Form of Restricted Share Unit Agreement (for awards granted in November 2021 and thereafter) (incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K filed on February 16, 2022).

21.1	Subsidiaries of MGM Growth Properties LLC (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed on February 16, 2022).

21.2	Subsidiaries of MGM Growth Properties Operating Partnership LP (incorporated by reference to Exhibit 21.2 of our Annual Report on Form 10-K filed on February 16, 2022).

22.1	Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of our Annual Report on Form 10-K filed on February 16, 2022).

23.1	Consent of Deloitte & Touche LLP for MGM Growth Properties LLC (incorporated by reference to Exhibit 23.1 of our Annual Report on Form 10-K filed on February 16, 2022).

23.2	Consent of Deloitte & Touche LLP for MGM Growth Properties Operating Partnership LP (incorporated by reference to Exhibit 23.2 of our Annual Report on Form 10-K filed on February 16, 2022).

23.3	Consent of Deloitte & Touche LLP for MGP BREIT Venture 1 LLC (incorporated by reference to Exhibit 23.3 of our Annual Report on Form 10-K filed on February 16, 2022).

23.4	Consent of Deloitte & Touche LLP for MGP BREIT Venture 1 LLC (incorporated by reference to Exhibit 23.4 of our Annual Report on Form 10-K filed on February 16, 2022).

31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of our Annual Report on Form 10-K filed on February 16, 2022).

31.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of our Annual Report on Form 10-K filed on February 16, 2022).

31.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.3 of our Annual Report on Form 10-K filed on February 16, 2022).

31.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.4 of our Annual Report on Form 10-K filed on February 16, 2022).

31.5	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.7	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.8	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of our Annual Report on Form 10-K filed on February 16, 2022).**

32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of our Annual Report on Form 10-K filed on February 16, 2022).**

32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.3 of our Annual Report on Form 10-K filed on February 16, 2022).**

32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.4 of our Annual Report on Form 10-K filed on February 16, 2022).**

99.1	Audited financial statements of MGP BREIT Venture 1 LLC as of December 31, 2021 and 2020, and for the year ended December 31, 2021 and for the period from February 14, 2020 (Date of Inception) through December 31, 2020 (incorporated by reference to Exhibit 99.1 of our Annual Report on Form 10-K filed on February 16, 2022).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.

†	Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request
*	Management contract or compensatory plan or arrangement.
**
Exhibits 32.1, 32.2, 32.3, and 32.4 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM Growth Properties LLC

By:	/s/ James C. Stewart
James C. Stewart
Chief Executive Officer (Principal Executive Officer)
Dated: April 13, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. Stewart	Chief Executive Officer	April 13, 2022
James C. Stewart	(Principal Executive Officer)

/s/ Andy H. Chien	Chief Financial Officer and Treasurer	April 13, 2022
Andy H. Chien	(Principal Financial and Accounting Officer)

SIGNATURE
Pursuant to the requirements of Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada, on April 13, 2022.
MGM Growth Properties Operating Partnership LP

By:	MGM Growth Properties OP GP LLC

By:	/s/ James C. Stewart
Name: James C. Stewart Title: Chief Executive Officer (Principal Executive Officer)
Dated: April 13, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. Stewart	Chief Executive Officer	April 13, 2022
James C. Stewart	(Principal Executive Officer)

/s/ Andy H. Chien	Chief Financial Officer and Treasurer	April 13, 2022
Andy H. Chien	(Principal Financial and Accounting Officer)