Form 10-Q
period 2022-03-31
MGM Growth Properties LLC; MGM Growth Properties Operating Partnership LP
filed 2022-04-21
CIK 1656936, 1691299

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

MGM Growth Properties LLC     Yes ☐ No  ☒
MGM Growth Properties Operating Partnership LP      Yes ☐ No  ☒

As of April 19, 2022, 156,753,272 shares of MGM Growth Properties LLC Class A shares, no par value, and 1 share of MGM Growth Properties LLC Class B share, no par value, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.
MGP is a real estate investment trust (“REIT”), and the owner of the sole general partner of the Operating Partnership. As of March 31, 2022, MGP owned approximately 58.5% of the Operating Partnership units, each such unit representing limited partnership interests in the Operating Partnership (“Operating Partnership units”). The remaining approximately 41.5% of the Operating Partnership’s units are owned by our parent, MGM Resorts International (“MGM”) and certain of its subsidiaries. As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
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

MGM GROWTH PROPERTIES LLC
FORM 10-Q
I N D E X

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate investments, net	$8,716,154	$8,780,521
Lease incentive asset	482,136	487,141
Investment in unconsolidated affiliate	818,053	816,756
Cash and cash equivalents	7,614	8,056
Prepaid expenses and other assets	20,768	22,237
Due from MGM Resorts International and affiliates	493	—
Above market lease, asset	37,900	38,293
Operating lease right-of-use assets	278,173	278,102
Total assets	$10,361,291	$10,431,106

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$4,168,857	$4,216,877
Due to MGM Resorts International and affiliates	—	172
Accounts payable, accrued expenses and other liabilities	3,580	57,543
Accrued interest	51,619	55,685
Dividend and distribution payable	142,107	140,765
Deferred revenue	239,283	221,542
Deferred income taxes, net	41,217	41,217
Operating lease liabilities	337,543	337,460
Total liabilities	4,984,206	5,071,261
Commitments and contingencies (Note 11)
Shareholders' equity
Class A shares: no par value, 1,000,000,000 shares authorized, 156,753,272 and 156,750,325 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	3,736,244	3,735,727
Accumulated deficit	(551,367)	(537,715)
Accumulated other comprehensive loss	(17,951)	(41,189)
Total Class A shareholders' equity	3,166,926	3,156,823
Noncontrolling interest	2,210,159	2,203,022
Total shareholders' equity	5,377,085	5,359,845
Total liabilities and shareholders' equity	$10,361,291	$10,431,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenue	$195,067	$188,303
Ground lease and other	6,869	6,039
Total Revenues	201,936	194,342

Expenses
Depreciation	62,821	57,937
Property transactions, net	1,546	843
Ground lease expense	5,824	5,920
Acquisition-related expenses	146	—
General and administrative	3,564	3,659
Total Expenses	73,901	68,359

Other income (expense)
Income from unconsolidated affiliate	25,411	25,485
Interest income	3	317
Interest expense	(63,768)	(68,446)
Gain on unhedged interest rate swaps, net	29,185	35,059
Other	(109)	(197)
	(9,278)	(7,782)
Income before income taxes	118,757	118,201
Provision for income taxes	(2,257)	(2,792)
Net income	116,500	115,409
Less: Net income attributable to noncontrolling interest	(47,072)	(55,811)
Net income attributable to Class A shareholders	$69,428	$59,598

Weighted average Class A shares outstanding
Basic	156,903	135,709
Diluted	156,996	135,936

Earnings per Class A share
Basic	$0.44	$0.44
Diluted	$0.44	$0.44
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$116,500	$115,409
Unrealized gain on cash flow hedges	39,749	16,579
Comprehensive income	156,249	131,988
Less: Comprehensive income attributable to noncontrolling interests	(63,583)	(64,191)
Comprehensive income attributable to Class A shareholders	$92,666	$67,797
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$116,500	$115,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,821	57,937
Property transactions, net	1,546	843
Amortization of financing costs	2,863	2,863
Non-cash ground lease, net	260	259
Deemed contributions - tax sharing agreement	2,257	2,792
Straight-line rental revenues, excluding amortization of lease incentive asset	18,119	13,633
Amortization of lease incentive asset	5,005	5,005
Amortization of deferred revenue on non-normal tenant improvements	(378)	(378)
Amortization of cash flow hedges	5,339	4,618
Gain on unhedged interest rate swaps, net	(29,185)	(35,059)
Share-based compensation	564	852
Income from unconsolidated affiliate	(25,411)	(25,485)
Distributions from unconsolidated affiliate	24,114	15,161
Change in operating assets and liabilities:
Prepaid expenses and other assets	17,440	242
Due to/from MGM Resorts International and affiliates	(665)	19
Accounts payable, accrued expenses and other liabilities	(6,759)	(1,644)
Accrued interest	(4,066)	11,005
Net cash provided by operating activities	190,364	168,072
Cash flows from investing activities
Net cash provided by investing activities	—	—
Cash flows from financing activities
Net repayments under bank credit facility	(50,000)	(9,500)
Proceeds from issuance of Class A shares, net	—	676,034
Redemption of Operating Partnership units	—	(1,181,276)
Dividends and distributions paid	(140,765)	(136,484)
Other	(41)	—
Net cash used in financing activities	(190,806)	(651,226)

Cash and cash equivalents
Net decrease for the period	(442)	(483,154)
Balance, beginning of period	8,056	626,385
Balance, end of period	$7,614	$143,231
Supplemental cash flow disclosures
Interest paid	$59,632	$49,960
Non-cash investing and financing activities
Accrual of dividend and distribution payable to Class A shareholders and Operating Partnership unit holders	$142,107	$131,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2021	156,750	$—	$3,735,727	$(537,715)	$(41,189)	$3,156,823	$2,203,022	$5,359,845
Net income	—	—	—	69,428	—	69,428	47,072	116,500
Cash flow hedges	—	—	—	—	23,238	23,238	16,511	39,749
Share-based compensation	—	—	330	—	—	330	234	564
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	2,257	2,257
Dividends and distributions declared ($0.5300 per Class A share)	—	—	—	(83,080)	—	(83,080)	(59,027)	(142,107)
Other	3	—	187	—	—	187	90	277
Balance at March 31, 2022	156,753	$—	$3,736,244	$(551,367)	$(17,951)	$3,166,926	$2,210,159	$5,377,085

	Class A
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Class A Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2020	131,460	$—	$3,114,331	$(422,897)	$(51,197)	$2,640,237	$2,950,505	$5,590,742
Net income	—	—	—	59,598	—	59,598	55,811	115,409
Issuance of Class A shares	21,850	—	565,437	—	(3,693)	561,744	114,290	676,034
Redemption of Operating Partnership units	—	—	(220,627)	—	(6,860)	(227,487)	(953,789)	(1,181,276)
Cash flow hedges	—	—	—	—	8,199	8,199	8,380	16,579
Share-based compensation	—	—	431	—	—	431	421	852
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	2,792	2,792
Dividends and distributions declared ($0.4950 per Class A share)	—	—	—	(75,895)	—	(75,895)	(55,130)	(131,025)
Other	14	—	27	—	(2)	25	(301)	(276)
Balance at March 31, 2021	153,324	$—	$3,459,599	$(439,194)	$(53,553)	$2,966,852	$2,122,979	$5,089,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate investments, net	$8,716,154	$8,780,521
Lease incentive asset	482,136	487,141
Investment in unconsolidated affiliate	818,053	816,756
Cash and cash equivalents	7,614	8,056
Prepaid expenses and other assets	20,768	22,237
Due from MGM Resorts International and affiliates	493	—
Above market lease, asset	37,900	38,293
Operating lease right-of-use assets	278,173	278,102
Total assets	$10,361,291	$10,431,106
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$4,168,857	$4,216,877
Due to MGM Resorts International and affiliates	—	172
Accounts payable, accrued expenses and other liabilities	3,580	57,543
Accrued interest	51,619	55,685
Distribution payable	142,107	140,765
Deferred revenue	239,283	221,542
Deferred income taxes, net	41,217	41,217
Operating lease liabilities	337,543	337,460
Total liabilities	4,984,206	5,071,261
Commitments and contingencies (Note 11)
Partners’ capital
General partner	—	—
Limited partners: 268,126,029 and 268,123,082 Operating Partnership units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	5,377,085	5,359,845
Total partners’ capital	5,377,085	5,359,845
Total liabilities and partners’ capital	$10,361,291	$10,431,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenue	$195,067	$188,303
Ground lease and other	6,869	6,039
Total Revenues	201,936	194,342

Expenses
Depreciation	62,821	57,937
Property transactions, net	1,546	843
Ground lease expense	5,824	5,920
Acquisition-related expenses	146	—
General and administrative	3,564	3,659
Total Expenses	73,901	68,359

Other income (expense)
Income from unconsolidated affiliate	25,411	25,485
Interest income	3	317
Interest expense	(63,768)	(68,446)
Gain on unhedged interest rate swaps, net	29,185	35,059
Other	(109)	(197)
	(9,278)	(7,782)
Income before income taxes	118,757	118,201
Provision for income taxes	(2,257)	(2,792)
Net income	$116,500	$115,409

Weighted average units outstanding
Basic	268,276	276,692
Diluted	268,369	276,919

Earnings per unit
Basic	$0.43	$0.42
Diluted	$0.43	$0.42
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$116,500	$115,409
Unrealized gain on cash flow hedges	39,749	16,579
Comprehensive income	$156,249	$131,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$116,500	$115,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,821	57,937
Property transactions, net	1,546	843
Amortization of financing costs	2,863	2,863
Non-cash ground lease, net	260	259
Deemed contributions - tax sharing agreement	2,257	2,792
Straight-line rental revenues, excluding amortization of lease incentive asset	18,119	13,633
Amortization of lease incentive asset	5,005	5,005
Amortization of deferred revenue on non-normal tenant improvements	(378)	(378)
Amortization of cash flow hedges	5,339	4,618
Gain on unhedged interest rate swaps, net	(29,185)	(35,059)
Share-based compensation	564	852
Income from unconsolidated affiliate	(25,411)	(25,485)
Distributions from unconsolidated affiliate	24,114	15,161
Change in operating assets and liabilities:
Prepaid expenses and other assets	17,440	242
Due to/from MGM Resorts International and affiliates	(665)	19
Accounts payable, accrued expenses and other liabilities	(6,759)	(1,644)
Accrued interest	(4,066)	11,005
Net cash provided by operating activities	190,364	168,072
Cash flows from investing activities
Net cash provided by investing activities	—	—
Cash flows from financing activities
Net repayments under bank credit facility	(50,000)	(9,500)
Proceeds from issuance of Class A shares by MGP	—	676,034
Redemption of Operating Partnership units	—	(1,181,276)
Distributions paid	(140,765)	(136,484)
Other	(41)	—
Net cash used in financing activities	(190,806)	(651,226)

Cash and cash equivalents
Net decrease for the period	(442)	(483,154)
Balance, beginning of period	8,056	626,385
Balance, end of period	$7,614	$143,231
Supplemental cash flow disclosures
Interest paid	$59,632	$49,960
Non-cash investing and financing activities
Accrual of distribution payable to Operating Partnership unit holders	$142,107	$131,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	General Partner	Limited Partners	Total Partners' Capital
Balance at December 31, 2021	$—	$5,359,845	$5,359,845
Net income	—	116,500	116,500
Cash flow hedges	—	39,749	39,749
Share-based compensation	—	564	564
Deemed contribution - tax sharing agreement	—	2,257	2,257
Distributions declared ($0.5300 per unit)	—	(142,107)	(142,107)
Other	—	277	277
Balance at March 31, 2022	$—	$5,377,085	$5,377,085

	General Partner	Limited Partners	Total Partners' Capital
Balance at December 31, 2020	$—	$5,590,742	$5,590,742
Net income	—	115,409	115,409
Proceeds from issuance of Class A shares by MGP	—	676,034	676,034
Redemption of Operating Partnership units	—	(1,181,276)	(1,181,276)
Cash flow hedges	—	16,579	16,579
Share-based compensation	—	852	852
Deemed contribution - tax sharing agreement	—	2,792	2,792
Distributions declared ($0.4950 per unit)	—	(131,025)	(131,025)
Other	—	(276)	(276)
Balance at March 31, 2021	$—	$5,089,831	$5,089,831
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

MGP is a publicly traded REIT primarily engaged through its investment in the Operating Partnership which owns, acquires, leases and invests in large-scale destination entertainment and leisure properties, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail and other amenities. A wholly owned subsidiary of the Operating Partnership leases its real estate properties back to a wholly owned subsidiary of MGM under a master lease agreement (the “MGM-MGP Master Lease”). A venture owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”, such venture, the “MGP BREIT Venture”) owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay and leases such real estate properties back to a wholly owned subsidiary of MGM under a master lease agreement (the “MGP BREIT Venture lease”).

As of March 31, 2022, there were approximately 268.1 million Operating Partnership units outstanding in the Operating Partnership, of which MGM owned approximately 111.4 million, or 41.5%, and MGP owned the remaining 58.5%. MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the Fair Market Value of a Class A share (as defined in the Operating Partnership’s partnership agreement). The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries. MGM also has ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights and is consolidated by MGM.

VICI Transaction

On August 4, 2021, the Company and the Operating Partnership entered into an agreement with VICI Properties, Inc. (“VICI”) and MGM whereby VICI will acquire the Company in a stock-for-stock transaction (such transaction, the “VICI Transaction”). Pursuant to the agreement, MGP Class A shareholders will have the right to receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and MGM will have the right to receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by MGM. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of MGM’s VICI OP units for cash consideration of $4.4 billion, with MGM retaining approximately 12.2 million VICI OP units. MGP’s Class B share that is held by MGM will be cancelled. As of April 15, 2022, all closing conditions have been satisfied or waived (other than those that by their nature or terms are to be satisfied at the closing or, with respect to certain conditions, if the failure of such condition is as a result of an event, circumstance, effect or development occurring on or after April 15, 2022), and, accordingly, the VICI Transaction is expected to close on or about April 29, 2022, or otherwise within the marketing period pursuant to the master transaction agreement.

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
Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, MGP Lessor LLC, which is the MGM-MGP Master Lease landlord, a VIE of which the Operating Partnership is the primary beneficiary. As of March 31, 2022, on a consolidated basis, MGP Lessor, LLC had total assets of $8.8 billion primarily related to its real estate investments, and total liabilities of $617.4 million primarily related to its deferred revenue and operating lease liabilities.
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
Income tax provision. For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 1.9% and 2.4% for the three months ended March 31, 2022 and 2021, respectively.
The Company and MGM join in the filing of a New Jersey consolidated corporation business tax return and have entered into a tax sharing agreement which provides for an allocation of taxes due in the consolidated New Jersey return. No amounts were due to MGM under the tax sharing agreement between the Company and MGM as of March 31, 2022 or December 31, 2021.

NOTE 3 — REAL ESTATE INVESTMENTS

The carrying value of real estate investments is as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Land	$3,522,546	$3,522,546
Buildings, building improvements, land improvements and integral equipment	8,139,231	8,142,008
	11,661,777	11,664,554
Less: Accumulated depreciation	(2,945,623)	(2,884,033)
	$8,716,154	$8,780,521

NOTE 4 — INVESTMENT IN UNCONSOLIDATED AFFILIATE

As of March 31, 2022, the Operating Partnership’s investment in unconsolidated affiliate was comprised of its 50.1% interest in MGP BREIT Venture. The Operating Partnership recorded its share of income as “Income from unconsolidated affiliate” in the condensed consolidated statements of operations. The Operating Partnership received $24.1 million and $15.2 million in distributions from MGP BREIT Venture during the three months ended March 31, 2022 and 2021, respectively.

Summarized results of operations of MGP BREIT Venture are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net revenues	$98,681	$98,681
Net income	50,721	50,869

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

MGP BREIT Venture excess cash flow guarantee. The MGP BREIT Venture loan agreement requires that the tenant EBITDAR to MGP BREIT Venture cash interest ratio is maintained above a specified level. If this ratio is not met for two consecutive fiscal quarters, then the borrowers will be unable to distribute excess cash flows to the venture partners unless and until an excess cash flow guarantee is provided. The ratio was not met for the two consecutive quarters ended December 31,

2020, and, as a result, in April 2021, the Operating Partnership and an entity affiliated with BREIT each delivered an excess cash flow guarantee to the lenders covering all distributions since January 1, 2021. Such guarantee had provided that the MGP BREIT Venture was permitted to distribute an aggregate amount of cash not to exceed 9.9% of the principal amount of the MGP BREIT Venture’s outstanding indebtedness under the loan agreement, after which distributions were required to remain at the MGP BREIT Venture in a restricted cash account until such time as the tenant EBITDAR to MGP BREIT Venture cash interest ratio was met for two consecutive quarters. In addition, in the event of a default under the loan agreement while the ratio is not met, the Company may have been required to return its respective share of distributions received during the period covered by the guarantee. The ratio was met for two consecutive quarters ending December 31, 2021, and, accordingly, the guarantee was released in accordance with its terms.

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

Rent under the lease consists of a “base rent” component and a “percentage rent” component. As of March 31, 2022, the base rent represents approximately 91% of the rent payments due under the lease and the percentage rent represents approximately 9% of the rent payments due under the lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the lease). Thereafter, beginning on April 1, 2022, the annual escalator of 2.0% is subject to the tenant and, without duplication, the MGM operating subsidiary sublessees of the tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue). The percentage rent was initially a fixed amount for approximately the first six years and, starting with the seventh lease year that commenced on April 1, 2022, is now adjusted every five years based on the average annual adjusted net revenues of the tenant and, without duplication, the operating subtenants, from the leased properties subject to the lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual adjusted net revenues, excluding net revenue attributable to certain scheduled subleases and, at the tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%). With respect to the additional renewal terms for MGM Springfield, for the first two additional renewal terms, base rent will include a fixed annual rent escalator of 2.0%, subject to the tenant and the MGM operating subsidiary sublessee of our tenant collectively meeting an adjusted net revenue to rent ratio, discussed above, and for each lease year subsequent to the first two additional renewal terms, the base rent shall be the Fair Market Rent (as defined in the MGM-MGP Master Lease).
As of March 31, 2022, total annual cash rent under the MGM-MGP Master Lease was $872.8 million. In connection with the commencement of the seventh lease year on April 1, 2022, and the corresponding 2.0% fixed annual rent escalator that went into effect on such date due to the adjusted net revenue to rent ratio being met, as discussed above, the base rent under the MGM-MGP Master Lease increased to $807.7 million. Additionally, in connection with the percentage rent adjustment as discussed above, starting with the seventh lease year that commenced on April 1, 2022, the percentage rent adjusted to $69.1 million, resulting in total annual cash rent under the MGM-MGP Master Lease of $876.8 million.

Straight-line rental revenues from the MGM-MGP Master Lease, which includes lease incentive asset amortization, were $195.1 million and $188.3 million for the three months ended March 31, 2022 and 2021, respectively. The Company also recognized revenue related to ground lease and other of $6.9 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively.

Under the MGM-MGP Master Lease, future non-cancelable minimum cash rental payments, which are the payments under the initial 10-year term through April 30, 2026 and do not include renewal options and, with respect to MGM National Harbor, through August 31, 2024, are as follows as of March 31, 2022:

Year ending December 31,	(in thousands)
2022 (excluding the three months ended March 31, 2022)	$593,896
2023	791,861
2024	760,161
2025	696,760
2026	232,253
Thereafter	—
Total	$3,074,931

NOTE 6 — DEBT
Debt consists of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Senior secured revolving credit facility	$—	$50,000
5.625% senior notes, due 2024	1,050,000	1,050,000
4.625% senior notes, due 2025	800,000	800,000
4.50% senior notes, due 2026	500,000	500,000
5.75% senior notes, due 2027	750,000	750,000
4.50% senior notes, due 2028	350,000	350,000
3.875% senior notes, due 2029	750,000	750,000
	4,200,000	4,250,000
Less: Unamortized discount and debt issuance costs	(31,143)	(33,123)
	$4,168,857	$4,216,877
Operating Partnership senior secured credit facility. At March 31, 2022, the Operating Partnership senior secured credit facility consisted of a $1.4 billion revolving credit facility.
The Operating Partnership’s senior secured credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership senior secured credit facility at March 31, 2022. The Operating Partnership was in compliance with its financial covenants at March 31, 2022.
Refer to Note 7 for further discussion of the Company’s interest rate swap agreements.
Fair value of debt. The estimated fair value of the Operating Partnership’s debt was $4.3 billion at March 31, 2022 and $4.6 billion at December 31, 2021. Fair value was estimated using quoted market prices for the Operating Partnership’s senior notes and senior secured credit facility.

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES

In March 2022, the Operating Partnership terminated all of its interest rate swap agreements which resulted in a loss of $0.5 million.

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
		$(52,587)

As of December 31, 2021, the Operating Partnership’s interest rate swaps are recorded within “Accounts payable, accrued expenses, and other liabilities”.

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

	Cash Flow Hedges	Other	Total
	(in thousands)
Balance at December 31, 2021	$(18,998)	$(22,191)	$(41,189)
Other comprehensive income before reclassifications	34,410	—	34,410
Amounts reclassified from accumulated other comprehensive loss to interest expense	5,339	—	5,339
Other comprehensive income	39,749	—	39,749
Less: Other comprehensive income attributable to noncontrolling interest	(16,511)	—	(16,511)
Balance at March 31, 2022	$4,240	$(22,191)	$(17,951)

MGP dividends and Operating Partnership distributions. The Operating Partnership declares and pays distributions. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

On April 14, 2022, the Company paid a dividend of $0.5300 per Class A share upon receipt of its share of the Operating Partnership’s distribution of $0.5300 per unit made the same day.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Numerator:
Net income attributable to Class A shares - basic and diluted	$69,428	$59,598
Denominator:
Weighted average Class A shares outstanding — basic (1)	156,903	135,709
Effect of dilutive shares for diluted net income per Class A share (2)	93	227
Weighted average Class A shares outstanding — diluted (1)	156,996	135,936
(1) Includes weighted average deferred share units granted to certain members of the board of directors.
(2) Less than 0.1 million shares related to outstanding share-based compensation awards were excluded due to being antidilutive for each of the three months ended March 31, 2022 and 2021.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Numerator:
Net income attributable to unitholders - basic and diluted	$116,500	$115,409
Denominator:
Weighted average Operating Partnership units outstanding — basic (1)	268,276	276,692
Effect of dilutive shares for diluted net income per Operating Partnership unit (2)	93	227
Weighted average Operating Partnership units outstanding — diluted (1)	268,369	276,919
(1) Includes weighted average deferred share units granted to certain members of the board of directors.
(2) Less than 0.1 million units related to outstanding share-based compensation awards were excluded due to being antidilutive for each of the three months ended March 31, 2022 and 2021.

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
This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this quarterly report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2021, which were included in our annual report on Form 10-K, filed with the SEC on February 16, 2022.
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
As of March 31, 2022, we generate all of our revenues by leasing our real estate properties through a wholly owned subsidiary of the Operating Partnership to a subsidiary of MGM pursuant to the MGM-MGP Master Lease which requires the tenant to pay substantially all costs associated with each property, including real estate taxes, ground lease rent, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The lease has an initial lease term of ten years that began on April 25, 2016 (other than with respect to MGM National Harbor, whose initial lease term ends on August 31, 2024; refer to Note 5 for further detail of the lease term) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant. In addition to the four five-year renewal terms, the term of the lease with respect to MGM Springfield may be extended for an additional four five-year renewal terms. Also, the lease provides MGP with a right of first offer with respect to any future gaming development by MGM on the undeveloped land adjacent to Empire City, which MGP may exercise should MGM elect to sell such property in the future.
MGP BREIT Venture, owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of BREIT, owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay and leases such real estate properties back to a wholly owned subsidiary of MGM under the MGP BREIT Venture lease. The lease provides for a term of thirty years with two ten-year renewal options.
As of March 31, 2022, our portfolio, including properties owned by the MGP BREIT Venture, includes seven large-scale entertainment and gaming-related properties in Las Vegas: Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment district located between New York-New York and Park MGM. Outside of Las Vegas, we also own six market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, Borgata in Atlantic City, New Jersey, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. We also own the casino properties of MGM Northfield Park in Northfield, Ohio and Empire City in Yonkers, New York.
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
On August 4, 2021, we and the Operating Partnership entered into an agreement with VICI Properties, Inc. (“VICI”) and MGM whereby VICI will acquire us in a stock-for-stock transaction (such transaction, the “VICI Transaction”). Pursuant to the agreement, MGP Class A shareholders will have the right to receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and MGM will have the right to receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by MGM. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of MGM’s VICI OP units for cash consideration of $4.4 billion, with MGM retaining approximately 12.2 million VICI OP units. MGP’s Class B share that is held by MGM will be cancelled. As of April 15, 2022, all closing conditions have been satisfied or waived (other than those that by their nature or terms are to be satisfied at the closing or, with respect to certain conditions, if the failure of such condition is as a result of an event, circumstance, effect or development occurring on or after April 15, 2022), and, accordingly, the VICI Transaction is expected to close on or about April 29, 2022, or otherwise within the marketing period pursuant to the master transaction agreement.
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
The following table summarizes our financial results for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total Revenues	$201,936	$194,342
Total Expenses	73,901	68,359
Net income	116,500	115,409
Net income attributable to Class A shareholders	69,428	59,598
Revenues

Rental revenue. Rental revenues, including ground lease and other, for the three months ended March 31, 2022 and 2021 were $201.9 million and $194.3 million, respectively. The $7.6 million, or 3.9%, increase for the quarterly period was primarily due to the addition of MGM Springfield in October 2021.

Expenses
Depreciation. Depreciation expense was $62.8 million and $57.9 million for the three months ended March 31, 2022 and 2021, respectively. The $4.9 million, or 8.4%, increase for the quarterly period was primarily due to the addition of MGM Springfield in October 2021.
Property transactions, net. Property transactions, net for the three months ended March 31, 2022 and 2021 were $1.5 million and $0.8 million, respectively.
Ground lease expense. Ground lease expense was $5.8 million and $5.9 million for the three months ended March 31, 2022 and 2021, respectively.
Acquisition-related expenses. Acquisition-related expenses were $0.1 million for the three months ended March 31, 2022, which related to the VICI Transaction. There were no acquisition-related expenses for the three months ended March 31, 2021.
General and administrative expenses. General and administrative expenses were $3.6 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively.

Other Expenses
Income from unconsolidated affiliate. Income from unconsolidated affiliate was $25.4 million and $25.5 million for the three months ended March 31, 2022 and 2021, respectively. Our income from unconsolidated affiliate is entirely attributable to income from our investment in MGP BREIT Venture.
Other expenses, excluding income from unconsolidated affiliate, were $34.7 million and $33.3 million for the three months ended March 31, 2022 and 2021, respectively. The $1.4 million, or 4.3%, increase for the quarterly period was primarily related to the $29.2 million net gain on unhedged interest rate swaps, net for the three months ended March 31, 2022 compared to the $35.1 million net gain on unhedged interest rate swaps for the three months ended March 31, 2021, partially offset by a decrease in interest expense.

Provision for Income Taxes

Our effective tax rate was 1.9% and 2.4% for the three months ended March 31, 2022 and 2021, respectively. The effective rate decreased slightly for the three months ended March 31, 2022 compared to the prior year quarter primarily as a result of the addition of MGM Springfield, for which the net rental income is not taxable in New Jersey. Refer to Note 2 of the accompanying financial statements for additional discussion regarding income taxes.

Non-GAAP Measures

Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus depreciation, as defined by the National Association of Real Estate Investment Trusts, plus our share of depreciation of our unconsolidated affiliate.

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs and cash flow hedges; our share of amortization of financing costs of our unconsolidated affiliate; non-cash compensation expense; straight-line rental revenue (which is defined as the difference between contractual rent and cash rent payments, excluding lease incentive asset amortization); our share of straight-line rental revenues of our unconsolidated affiliate; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; gain on unhedged interest rate swaps, net; and provision for income taxes.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net); depreciation; our share of depreciation of our unconsolidated affiliate; amortization of financing costs and cash flow hedges; our share of amortization of financing costs of our unconsolidated affiliate; non-cash compensation expense; straight-line rental revenue; our share of straight-line rental revenues of our unconsolidated affiliate; amortization of lease incentive asset and deferred revenue relating to non-normal tenant improvements; acquisition-related expenses; non-cash ground lease rent, net; other expenses; gain on unhedged interest rate swaps, net; interest income; interest expense (including amortization of financing costs and cash flow hedges); our share of interest expense (including amortization of financing costs) of our unconsolidated affiliate; and provision for income taxes.

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

The following table provides a reconciliation of the Company’s consolidated net income to FFO, AFFO and Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$116,500	$115,409
Depreciation	62,821	57,937
Share of depreciation of unconsolidated affiliate	10,504	10,477
Property transactions, net	1,546	843
Funds From Operations	191,371	184,666
Amortization of financing costs and cash flow hedges	8,202	7,481
Share of amortization of financing costs of unconsolidated affiliate	63	63
Non-cash compensation expense	564	852
Straight-line rental revenues, excluding lease incentive asset	18,119	13,633
Share of straight-line rental revenues of unconsolidated affiliate	(11,886)	(12,623)
Amortization of lease incentive asset and deferred revenue on non-normal tenant improvements	4,627	4,627
Acquisition-related expenses	146	—
Non-cash ground lease rent, net	260	259
Other expenses	109	197
Gain on unhedged interest rate swaps, net	(29,185)	(35,059)
Provision for income taxes	2,257	2,792
Adjusted Funds From Operations	184,647	166,888
Interest income	(3)	(317)
Interest expense	63,768	68,446
Share of interest expense of unconsolidated affiliate	13,432	13,432
Amortization of financing costs and cash flow hedges	(8,202)	(7,481)
Share of amortization of financing costs of unconsolidated affiliate	(63)	(63)
Adjusted EBITDA	$253,579	$240,905

Guarantor Financial Information

As of March 31, 2022, all of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership’s indebtedness. The Operating Partnership’s principal debt arrangements are guaranteed by each of its wholly owned subsidiaries except for MGP JV INVESTCO 1 LLC, the entity holding the 50.1% interest in the MGP BREIT Venture, and MGM Springfield reDevelopment, LLC, the entity holding the real estate assets of MGM Springfield, and, with respect to the Operating Partnership’s senior notes, MGP Finance Co-Issuer, Inc., the co-issuer of the senior notes. The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guaranty the principal indebtedness. In addition, the obligations of each subsidiary guarantor under its guarantee is limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

The summarized financial information of the Operating Partnership and its guarantor subsidiaries, on a combined basis, is presented below:

	March 31, 2022	December 31, 2021
Balance Sheet	(in thousands)
Real estate investments, net	$8,031,002	$8,089,223
Other assets	827,084	833,829
Debt, net	4,168,857	4,216,877
Other liabilities	815,349	854,384

Three Months Ended
March 31, 2022
Income Statement	(in thousands)
Total revenues	$201,936
Net income	97,235

Liquidity and Capital Resources

Rental revenues received under the MGM-MGP Master Lease and distributions from the MGP BREIT Venture are our primary sources of cash from operations and are dependent on the tenant’s ability to pay rent and the MGP BREIT Venture’s ability to pay distributions. During the first quarter of 2021, certain of the Company’s properties were subject to temporary re-closures and re-openings as a result of the COVID-19 pandemic. Upon re-opening, the properties continued to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction. Beginning in the latter part of the first quarter of 2021 and continuing into the second quarter of 2021, jurisdictions eased and removed prior operating restrictions, including capacity and occupancy limits, as well as social distancing policies. In the first quarter of 2022, all of our properties were open and not subject to operating restrictions; however, travel and business volume were negatively affected in the early part of the first quarter of 2022 due to the spread of the omicron variant.

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

All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of dividends and distributions on its Class A shares, and its principal source of funding for these dividends and distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it, which distributions are primarily funded by rental payments received from the tenant and distributions from the MGP BREIT Venture. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service, and distributions to MGP and MGM. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of cash and cash equivalents held by the Operating Partnership as of March 31, 2022, expected cash flows from operations, expected cash distributions from the MGP BREIT Venture, and $1.35 billion of borrowing capacity under the Operating Partnership’s revolving credit facility as of March 31, 2022. See Note 6 to the accompanying financial statements for a description of our principal debt arrangements.

In addition, we expect to incur additional indebtedness in the future to finance acquisitions, fund potential additional redemptions of the Operating Partnership units held by MGM if the VICI Transaction does not close, or for general corporate or other purposes.
Summary of Cash Flows
Net cash provided by operating activities for the three months ended March 31, 2022 was $190.4 million compared to net cash provided by operating activities of $168.1 million for the three months ended March 31, 2021. The change was primarily due to the addition of MGM Springfield to the MGM-MGP Master Lease in October 2021, which increased the annual cash rental payments by $30.0 million, and due to the 2% fixed annual rent escalator at the beginning of the sixth lease year on April 1, 2021, which increased the annual cash rental payments by $15.0 million.
There was no cash provided by or used in investing activities for the three months ended March 31, 2022 or March 31, 2021.
Net cash used in financing activities for the three months ended March 31, 2022 was $190.8 million, which reflects our payments of $140.8 million of distributions and dividends and $50.0 million of repayments under the revolving credit facility.
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

Dividends and Distributions

The following table presents the distributions declared and paid by the Operating Partnership and the dividends declared by MGP within the three months ended March 31, 2022 and March 31, 2021. MGP pays its dividends with the receipt of its share of the Operating Partnership’s distributions.

Declaration Date	Record Date	Distribution/ Dividend Per Unit/ Share	Payment Date

2022
March 15, 2022	March 31, 2022	$0.5300	April 14, 2022

2021
March 15, 2021	March 31, 2021	$0.4950	April 15, 2021

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

Application of Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in our critical accounting policies and estimates since year end.

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

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of March 31, 2022, we did not have any variable rate borrowings. The following table provides information about the maturities of our debt subject to changes in interest rates:

	Debt maturing in							Fair Value March 31,
	2022	2023	2024	2025	2026	Thereafter	Total	2022
	(in millions)
Fixed rate	$—	$—	$1,050.0	$800.0	$500.0	$1,850.0	$4,200.0	$4,263.9
Average interest rate	N/A	N/A	5.625%	4.625%	4.500%	4.753%	4.917%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the closing of the VICI Transaction and any benefits we expect to receive from such transactions, the anticipated degree to which the COVID-19 pandemic will impact our results of operations, our expectations regarding our future liquidity position and the liquidity position of our tenant (and guarantor), the timing and amount of any future dividends and our ability to further grow our portfolio.

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
•MGP’s sole material assets are Operating Partnership units representing 58.5% of the ownership interests in the Operating Partnership, as of March 31, 2022, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership.
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
•If MGP fails to remain qualified to be taxed as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial position, results of operations, and cash flows.
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

Item 4.    Controls and Procedures
Controls and Procedures with respect to MGP
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

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
Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See discussion of legal proceedings in Note 11 in the accompanying consolidated financial statements.

Item 1A. Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K.

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

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.

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

MGM Growth Properties LLC

Date: April 21, 2022	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: April 21, 2022		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Growth Properties Operating Partnership LP
By: MGM Growth Properties OP GP LLC, its general partner

Date: April 21, 2022	By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer (Principal Executive Officer)

Date: April 21, 2022		/s/ ANDY H. CHIEN
Andy H. Chien
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)